Form 10-Q
period 2016-09-30
Smart Sand, Inc.
filed 2016-12-15
CIK 1529628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 001-37936

SMART SAND, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24 Waterway Avenue, Suite 350

The Woodlands, Texas 77380

(Address of principal executive offices)  (Zip Code)

(281) 231-2660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding, par value $0.001 per share, as of December 8, 2016: 39,116,210

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMART SAND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
	(in thousands, except share amounts)
Assets
Current assets:
Cash	$713	$3,896
Accounts receivables, net of allowance for doubtful accounts of $189 and $0, respectively	2,733	2,020
Unbilled receivables	112	4,021
Inventories	6,168	4,181
Prepaid expenses and other current assets	1,283	1,524
Total current assets	11,009	15,642
Inventories, long-term	6,936	7,961
Property, plant and equipment, net	105,295	108,928
Deferred financing costs, net	367	486
Other assets	33	33
Total assets	$123,640	$133,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$532	$1,170
Accrued and other expenses	3,468	3,778
Deferred revenue	5,204	7,133
Income taxes payable	3,568	-
Current portion of equipment financing obligations	707	409
Current portion of notes payable	392	1,369
Redeemable Series A preferred stock	39,700	34,708
Total current liabilities	53,571	48,567

Revolving credit facility, net	55,770	63,254
Equipment financing obligations, net of current portion	649	1,246
Notes payable, net of current portion	288	569
Deferred tax liabilities, long-term, net	9,822	14,505
Asset retirement obligation	1,234	1,180
Total liabilities	121,334	129,321

Commitments and contingencies (Note 19)

Stockholders’ equity
Common stock, $0.001 par value, 33,000,000, shares authorized; 22,229,570 issued and 22,188,543 outstanding at September 30, 2016; 22,139,480 issued and 22,114,620 outstanding at December 31, 2015	22	22
Treasury stock, at cost, 41,027 shares and 24,860 shares at September 30, 2016 and December 31, 2015, respectively	(180)	(123)
Additional paid-in capital	4,842	4,146
Accumulated deficit	(2,378)	(316)
Total stockholders’ equity	2,306	3,729
Total liabilities and stockholders’ equity	$123,640	$133,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues	$10,927	$9,025	$29,781	$32,533
Cost of goods sold	5,931	4,865	17,799	17,136
Gross profit	4,996	4,160	11,982	15,397
Operating expenses:
Salaries, benefits and payroll taxes	1,316	1,164	3,611	3,991
Depreciation and amortization	102	107	283	276
Selling, general and administrative	1,044	1,044	2,970	3,591
Total operating expenses	2,462	2,315	6,864	7,858

Operating income	2,534	1,845	5,118	7,539
Other (expenses) income:
Preferred stock interest expense	(1,813)	(1,256)	(4,936)	(3,690)
Other interest expense	(845)	(575)	(2,517)	(1,624)
Other income	33	18	222	369
Total other expenses, net	(2,625)	(1,813)	(7,231)	(4,945)
(Loss) income before income tax expense (benefit)	(91)	32	(2,113)	2,594
Income tax expense (benefit)	5	(1,764)	(51)	(131)
Net (loss) income	$(96)	$1,796	$(2,062)	$2,725

Net (loss) income per common share:
Basic	$(0.00)	$0.08	$(0.09)	$0.12
Diluted	$(0.00)	$0.07	$(0.09)	$0.10
Weighted-average number of common shares:
Basic	22,189	22,112	22,189	22,112
Diluted	22,189	26,388	22,189	26,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Outstanding Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share amounts)
Balance at December 31, 2015	22,114,620	$22	24,860	$(123)	$4,146	$(316)	$3,729
Vesting of restricted stock	90,090	-		-	-	-	-
Stock-based compensation, inclusive of $24 tax benefit	-	-		-	696	-	696
Restricted stock buy back	(16,167)	-	16,167	(57)	-	-	(57)
Net loss	-	-			-	(2,062)	(2,062)
Balance at September 30, 2016	22,188,543	$22	41,027	$(180)	$4,842	$(2,378)	$2,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities:
Net (loss) income	$(2,062)	$2,725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization of asset retirement obligation	4,893	3,760
(Gain) loss on disposal of assets	(59)	45
Loss on derivatives	5	394
Revenue reserve	-	(92)
Bad debt expense	189	-
Amortization of deferred financing cost	117	107
Accretion of debt discount	232	217
Deferred income taxes	(4,708)	(757)
Stock-based compensation	720	611
Non-cash interest expense on revolving credit facility	-	706
Non-cash interest expense on Redeemable Series A preferred stock	4,936	3,690
Changes in assets and liabilities:
Accounts receivables	(903)	5,667
Unbilled receivables	3,909	120
Inventories	(963)	(1,549)
Prepaid expenses and other current assets	242	2,242
Deferred revenue	(1,929)	-
Accounts payable	(368)	(343)
Accrued and other expenses	280	(82)
Income taxes payable	3,568	189
Net cash provided by operating activities	8,099	17,650

Investing activities:
Purchases of property, plant and equipment	(2,058)	(26,899)
Proceeds from disposal of assets	108	-
Net cash used in investing activities	(1,950)	(26,899)

Financing activities:
Repayments of notes payable	(1,259)	(326)
Payments under equipment financing obligations	(299)	(285)
Payment of deferred financing and amendment costs	2	(78)
Proceeds from revolving credit facility	-	12,000
Repayment of revolving credit facility	(7,716)	(2,647)
Cash dividend on Redeemable Series A preferred stock	(3)	(2)
Purchase of treasury stock	(57)	(121)
Net cash (used in) provided by financing activities	(9,332)	8,541
Net decrease in cash	(3,183)	(708)
Cash at beginning of period	3,896	802
Cash at end of period	$713	$94

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,344	$1,140
Cash paid for taxes	$218	$369

Non-cash financing activities:
Equipment purchased with debt	$-	$1,080
Capitalized expenditures in accounts payable and accrued expenses	$254	$5,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Note 1 – Organization and Nature of Business

Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas, and was incorporated in July 2011. The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company completed construction of the first phase of its primary facility in Oakdale, Wisconsin and commenced operations in July 2012.

Immaterial Correction

The Company discovered that an immaterial correction should be made relating to the amortization of deferred transaction costs associated with the issuance of shares of the Company’s outstanding Redeemable Series A preferred stock (the “Series A Preferred Stock”). The Company has been amortizing the deferred costs into interest expense from the date of issuance to the mandatory redemption date of the Series A Preferred Stock, which was September 13, 2016. In March 2014, the Company redeemed certain Series A Preferred Stock prior to the mandatory redemption date and wrote off a portion of the transaction costs as part of the early redemption. The Company never adjusted the quarterly amortization amount for the portion previously written off. The Company concluded the amounts were immaterial to its 2016 and 2015 interim financial statements in accordance with the guidance in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 99 “Materiality” and SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” The correction resulted in a decrease to current liabilities by $861 as of December 31, 2015.

Note 2 – Basis of Presentation

General

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015 contained in the prospectus, dated November 3, 2016 (the “IPO Prospectus”), filed by the Company with the SEC on November 7, 2016 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

On November 9, 2016, in connection with its IPO (Note 20), the Company’s Second Amended and Restated Certificate of Incorporation became effective to provide for a stock split of all issued and outstanding shares of common stock at a ratio of 2,200 for 1 (the “Stock Split”) and increased the authorized number of shares of common stock to 350,000,000 shares. Owners of fractional shares outstanding after the Stock Split will be paid cash for such fractional interests. The effective date of the Stock Split is November 9, 2016. All common stock share amounts disclosed in this Form 10-Q have been adjusted to reflect the Stock Split.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to, the sand reserves and its impact on calculating the depletion expense under the units-of-production method; the depreciation associated with property and equipment, impairment considerations of those assets; estimated cost of future asset retirement obligations; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company determined the estimated fair value of the Series A Preferred Stock and common stock based on a number of objective and subjective factors, including external market conditions affecting its industry, market comparable and future discounted cash flows. Going forward, the Company will use the publicly-traded per share value to determine the fair value of its common stock.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer. The Company’s sales are generally free carrier (“FCA”), payment made at the origination point at the Company’s facility, and title passes as the product is loaded into rail cars hired by the customer. Certain spot-rate customers have shipping terms of FCA, payment made at the destination; the Company recognizes this revenue when the sand is received at the destination.

The Company derives its revenue by mining and processing sand that its customers purchase. Its revenues are primarily a function of the price per ton realized and the volumes sold. In some instances, its revenues may also include a monthly reservation charge, at agreed-upon terms with its customers, or a charge for transportation services it provides to its customers. The Company’s transportation revenue fluctuates based on a number of factors, including the volume of product it transports and the distance between its plant and customers. The Company’s reservation revenue is based on negotiated contract terms and is recognized when rights of use are expired.

The Company sells a limited amount of its products under short-term price agreements or at prevailing market rates. The majority of the Company’s revenues are realized through take-or-pay supply agreements with four customers. The expiration dates of these contracts range from 2016 through 2020; however, certain contracts include extension periods, as defined in the respective contracts. These agreements define, among other commitments, the volume of product that its customers must purchase, the volume of product that the Company must provide, and the price that the Company will charge and that its customers will pay for each ton of contracted product. Prices under these agreements are generally either fixed or indexed to the Average Cushing Oklahoma WTI Spot Prices and subject to adjustment, upward or downward, only for certain changes in published producer cost indices or market factors. As a result, the Company’s realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, its realized prices may grow more slowly than those of competitors, and during periods of price decline, its realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, the Company recognizes revenues of the minimum contracted quantity and minimum contract price, assuming payment has been received or is reasonably assured. If deficiencies can be made up, amounts billed and collected in excess of actual sales are recognized as deferred revenues until production is actually taken by the customer or the right to make up deficiencies expires. These agreements generally provide that, if the Company is unable to deliver the contracted minimum volumes, the customer has the right to purchase replacement product from alternative sources, provided that the inability to supply is not the result of an excusable delay, as defined in these agreements. In the event that the price of the replacement product exceeds the contract price and the inability to supply the contracted minimum volume is not the result of an excusable delay, the Company is responsible for the difference.

The Company also recognizes revenue on the rental of its leased rail car fleet (Note 19) to customers either under long-term contracts or on an as-used basis. For the three months ended September 30, 2016 and 2015, the Company recognized $1,395 and $865 of rail car revenue, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized $4,337 and $2,521 of rail car revenue, respectively.

For the three months ended September 30, 2016 and 2015, the Company did not recognize any  revenue relating to minimum required payments under take-or-pay contracts. For the three months ended September 30, 2016 and 2015, the Company recognized $5,000 and $0 of monthly reservation charges required under certain customer contracts, respectively.

For the nine months ended September 30, 2016 and 2015, the Company recognized $2,997 and $0 of revenue relating to minimum required payments under take-or-pay contracts, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized $10,541 and $0 of monthly reservation charges required under certain customer contracts, respectively.

At September 30, 2016 and December 31, 2015, the Company determined that no amounts related to minimum commitments under customer contracts were due or payable to the Company.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Accounts and Unbilled Receivables

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivables are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of September 30, 2016 and December 31, 2015, the Company maintained an allowance for doubtful accounts of $189 and $0, respectively.

Deferred Revenue

The Company receives advance payments from certain customers in order to secure and procure a reliable provision and delivery of product. The Company classifies such advances as current or noncurrent liabilities depending upon the anticipated timing of delivery of the supplied product. Revenue is recognized upon the delivery of the product.

The Company may receive an advance payment from a customer, based on the terms of the customer’s long-term contract, for a certain volume of product to be delivered. Revenue is recognized as product is delivered and the deferred revenue is reduced. The deferred revenue balance at September 30, 2016 and December 31, 2015 was $5,204 and $7,133, respectively and classified as a current liability in the accompanying condensed consolidated balance sheets. As disclosed in Note 19, substantially all deferred revenue was recognized in November 2016.

Shipping

Shipping costs are classified as cost of goods sold. Shipping costs consist of railway transportation costs to deliver products to customers. Shipping revenue is classified as revenue.

There was no revenue or cost of goods sold generated from shipping for the three months ended September 30, 2016 and 2015, respectively.

Revenue generated from shipping was $121 and $2,294, respectively, for the nine months ended September 30, 2016 and 2015, respectively. Cost of goods sold generated from shipping was $157 and $2,257 for the nine months ended September 30, 2016 and 2015, respectively.

Inventories

The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.

Sand inventory is stated at the lower of cost or market using the average cost method. For the three and nine months ended September 30, 2016 and 2015, respectively, the Company had no write-down of inventory as a result of any lower of cost or market assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs quarterly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.

Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or market.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Deferred Financing Charges

Direct costs incurred in connection with the revolving credit facility have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Fees attributable to the lender of $1,664 are presented as a discount to the carrying value of debt.

Amortization expense of the deferred financing charges of $37, and accretion expense of debt discount of $73 are included in interest expense for each of the three months ended September 30, 2016 and 2015, respectively.

Amortization expense of the deferred financing charges of $117 and $107, and accretion expense of debt discount of $232 and $217 are included in interest expense for the nine months ended September 30, 2016 and 2015, respectively.

As part of the December 2015 amendment to the revolving credit facility, the Company was required to calculate quarterly permanent reductions to the maximum commitment available under the revolving credit facility. During the nine months ended September 30, 2016, the Company accelerated amortization of $18 representing a portion of the remaining unamortized balance of debt issuance costs. Refer to Note 8 – Credit Facilities for additional disclosure on the Company’s revolving credit agreement.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of debt for which fair value approximates carrying values as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair Value Measurements

The Company’s financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) - 718, Compensation—Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations and Comprehensive Income (Loss).

For restricted stock issued to employees and members of the board of directors of the Company (the “Board”) for their services on the Board, the Company estimates the grant date fair value of each share of restricted stock at issuance. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. The grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs.

Income Taxes

The Company applies the provisions of ASC Topic 740, Income Taxes (“ASC 740”), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. The Company includes interest and penalties as a component of income tax expense in the consolidated statement of operations. For the periods presented, no interest and penalties were recorded.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September 30, 2016 and December 31, 2015, there were no probable environmental matters.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) was equal to net income (loss) for all periods presented.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the United States.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of Series A Preferred Stock, warrants to purchase common stock and restricted stock. Diluted net income per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of Series A Preferred Stock and warrants to purchase common stock, and restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares, restricted stock and warrants are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2016. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Determination of shares:
Weighted average common shares outstanding	22,112,261	22,112,261
Assumed conversion of warrant	3,999,998	3,999,998
Assumed conversion of restricted stock	275,276	275,276
Diluted weighted-average common stock outstanding	26,387,535	26,387,535

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842), which replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-11 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-12 on its consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its consolidated financial statements.

Note 4 – Inventories

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw material	$66	$3
Work-in-progress	12,352	11,096
Finished goods	646	1,021
Spare parts	40	22
Total inventory	13,104	12,142
Less: current portion	6,168	4,181
Total inventory, net of current portion	$6,936	$7,961

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprised of the following:

	September 30, 2016	December 31, 2015
Prepaid insurance	$30	$100
Prepaid expenses	189	533
Prepaid income taxes	-	888
Other receivables	46	3
IPO costs	1,018	-
Total prepaid expenses and other current assets	$1,283	$1,524

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Note 6 – Property, Plant and Equipment, net

Net property, plant and equipment consists of:

	September 30, 2016	December 31, 2015
Machinery, equipment and tooling	$4,809	$4,673
Vehicles	953	952
Furniture and fixtures	303	303
Plant and building	64,387	64,001
Real estate properties	3,504	3,500
Railroad and sidings	7,920	7,868
Land and improvements	13,317	12,977
Asset retirement obligation	1,135	1,135
Mineral properties	9,785	9,785
Deferred mining costs	417	155
Construction in progress	16,517	16,637

	123,047	121,986
Less: accumulated depreciation and depletion	17,752	13,058

Total property, plant and equipment, net	$105,295	$108,928

Depreciation expense was $1,647 and $1,393 for the three months and $4,821 and $3,682 for the nine months ended September 30, 2016 and 2015, respectively.

The Company capitalized $0 and $541 for the three months and $139 and $1,520 for the nine months ended September 30, 2016 and 2015, respectively, of interest expense associated with the construction of new plant and equipment.

Note 7 – Accrued and Other Expenses

Accrued and other expenses were comprised of the following:

	September 30, 2016	December 31, 2015
Employee related expenses	$228	$216
Accrued construction	242	917
Accrued real estate taxes	516	-
Accrued legal expenses	641	99
Accrued professional fees	587	139
Accrued freight and delivery charges	200	162
Accrued revolving credit facility interest	225	701
Derivative liability	-	455
Other accrued liabilities	829	1,089
Total accrued and other expenses	$3,468	$3,778

From time to time, the Company enters into fixed-price purchase obligations to purchase propane or natural gas (which are used in its production operations). The contracts specify the quantity of propane or natural gas to be delivered over a specified period of time and at a specified fixed price. The Company has historically concluded that these obligations are precluded from recognition in its consolidated financial statements in accordance with the normal sales and normal purchases exclusion as provided in ASC 815 “Derivatives and Hedging”. However, as the Company did not take physical delivery under a fixed-price propane agreement entered into during 2015, the Company accounted for this agreement under derivative accounting. As of December 31, 2015 the liability for

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

this agreement was marked to market and was settled in February 2016 for $460. The settlement is presented as part of the change in accrued and other expenses in operating activities on the condensed consolidated statement of cash flows.

Note 8 – Credit Facilities

On March 28, 2014, the Company and its wholly-owned subsidiary Fairview Cranberry Company, LLC entered into a $72,500 revolving credit and security agreement (“the Credit Agreement”) as borrowers (“the Borrowers”), with PNC Bank National Association, as administrative agent and collateral agent. The Credit Agreement provided for a $72,500 variable rate senior secured revolving credit facility (“revolving credit facility”) which was available to repay a $40,000 portion of the outstanding Series A Preferred Stock (Note 12) and the outstanding balance of a previous line of credit. In addition, the revolving credit facility was available to fund fees and expenses totaling $1,675 incurred in connection with the credit facility, and for general business purposes, including working capital requirements, capital expenditures, and permitted acquisitions. The Credit Agreement included a sublimit of up to $5,000 for the issuance of letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement. The revolving credit facility had a maturity date of March 28, 2019.

The Company also incurred certain commitment fees on committed amounts that are neither used for borrowings nor under letters of credit.

As of September 30, 2016, the maximum commitment was $74,000.

At September 30, 2016, the total amount drawn under the facility was $56,500, excluding the debt discount of $730, and the Company had $3,530 letters of credit outstanding. The total undrawn availability under the Credit Agreement was $13,927. At September 30, 2016, outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of approximately 4.4%. The Company capitalized $80 and $1,057 of interest expense into property, plant and equipment in the consolidated balance sheets as of September 30, 2016 and 2015, respectively.

On November 9, 2016, the revolving credit facility under the Credit Agreement was paid in full and terminated using a portion of the proceeds from the Company’s initial public offering (“IPO”).

Note 9 – Equipment Lease Obligations

The Company entered into various lease arrangements to lease equipment. The equipment with a cost of $2,853 has been capitalized and included in the Company’s property, plant and equipment. Depreciation expense under capital lease assets was approximately $73 for each of the three months and $219 for each of the nine months ended September 30, 2016 and 2015, respectively.

Future minimum lease payments for equipment lease obligations as of September 30, 2016 are as follows:

Period ending September 30,	Amount
2017	$768
2018	669
Total minimum lease payments	1,437
Amount representing interest at 4.8% - 6.3%	(81)
Present value of payments	1,356
Less: current portion	(707)
Total equipment financing obligations, net of current portion	$649

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Note 10 – Notes Payable

The Company financed certain land, equipment, and automobile purchases by entering into various debt agreements. Interest rates on these notes ranged from 0% to 8.39%. Aggregate maturities of notes payable are as follows:

Period ending September 30,	Amount
2017	$392
2018	288
Total	680
Less: current portion	(392)
Total notes payable, net current portion	$288

Note 11 – Asset Retirement Obligation

The Company had a post closure reclamation and site restoration obligation of $1,234 as of September 30, 2016. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2015	$1,180
Additions to liabilities	-
Accretion expenses	54
Balance at September 30, 2016	$1,234

Note 12 – Mandatorily Redeemable Series A Preferred Stock

On September 13, 2011, the Company entered into a financing agreement with an investor (the “Series A Investor”). The agreement provided for the sale of Series A Preferred Stock (“Series A Preferred Stock”) to the Series A Investor in multiple tranches. As part of this agreement, the Series A Investor received 22,000 shares of Series A Preferred Stock with an issuance price of $1,000 per share as well as 14,300,000 shares of common stock in exchange for gross proceeds of $22,000 in September 2011. The second tranche of 26,000 shares of Series A Preferred Stock was issued in January 2012, in exchange for gross proceeds of $26,000.

The Company originally authorized 200,000 shares of Series A Preferred Stock. Effective July 1, 2013, the Company reduced the number of shares of authorized Series A Preferred Stock to 100,000. The holders of the shares of Series A Preferred Stock were not entitled to vote, but were entitled to elect four of the seven directors to the Board. In the event of liquidation, after provision for payment of all debts and liabilities of the Company, the holders of the Series A Preferred Stock, before any payment to the holders of common stock, would have been entitled to receive the original issuance price per share, for all outstanding Series A Preferred Stock  plus any unpaid accrued dividends. If upon any such liquidation event the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they were entitled, the holders of Series A Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts to which  they were respectively entitled. Dividends accrued and accumulated on the Series A Preferred Stock, whether or not earned or declared, at the rate of 15% per annum and compound quarterly on April 1, July 1, October 1 and January 1. Dividends were paid in-kind with additional Series A Preferred Stock; fractional share portions of calculated dividends were paid in cash. In-kind dividends are accounted for as interest expense and were accrued as part of the long-term liability in the consolidated balance sheets. The Company issued 4,148 and 3,581 Series A Preferred Stock for dividends in the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, the Company incurred $1,813 and $1,256 of interest expense related to the Preferred Shares, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred $4,936 and $3,690 of interest expense related to the Series A Preferred Stock, respectively. Of this expense, $59 and $463 was capitalized into property, plant and equipment in the consolidated balance sheets as of September 30, 2016 and 2015, respectively.

The Series A Preferred Stock were mandatorily redeemable on September 13, 2016 only if certain defined pro forma covenants of the Credit Agreement were met; these requirements were not met as of September 30, 2016. The redemption price was the original issuance price per share of all outstanding shares of Series A Preferred Stock plus any unpaid accrued dividends. The Company had the option to repay the Series A Preferred Stock before September 13, 2016; if this option was exercised, the Company would have had to repay at least $1,000 per share of Series A Preferred Stock. The shares of Series A Preferred Stock were not convertible into

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

common stock or any other security issued by the Company. As a result of the Series A Preferred Stock’s mandatory redemption feature, the Company classified these securities as current liabilities in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.

The Company incurred $1,698 of transaction costs in connection with the issuance of the first tranche of the Series A Preferred Stock. The transaction costs and the allocation of value to the common shares (see Note 13) have been recorded as a reduction of the carrying amount of the Series A Preferred Stock. The Company incurred $1,639 of transaction costs in connection with the issuance of the second tranche of the Series A Preferred Stock. The Series A Preferred Stock liability was accreted to the face value with a corresponding charge to interest expense over the remaining term of the Series A Preferred Stock to present the face value of the Series A Preferred Stock mandatory redemption date value on September 13, 2016.

The Series A  Preferred Stock consisted of:

	September 30, 2016	December 31, 2015
Face value	$26,469	$26,469
Accumulated dividends	13,231	9,083
Net accretion of issuance & transaction cost	-	(844)
Total Series A Preferred Stock	$39,700	$34,708

At September 30, 2016, the liquidation value of the Series A Preferred Stock is $39,700. On November 9, 2016, the Series A Preferred Stock was fully redeemed at a total redemption value of $40,329 using a portion of the proceeds from the IPO.

Note 13 – Common Stock

The holder of the Series A Preferred Stock was issued 14,300,000 shares of common stock for no cash consideration in 2011. As a result and in order to recognize the value of the common stock issued, $1,179 was bifurcated from the proceeds of the Series A Preferred Stock and allocated to the 14,300,000 shares of common stock received by the Series A Investor. The Company used a current value method to determine the fair value of the shares at the issuance date since the company was at such an early stage of development that no material progress had been made to the Company’s business plan. As discussed in Note 12, the amount allocated to the Series A Investor’s common shares was accreted to the face value of the Series A Preferred Stock with a corresponding charge to interest expense over the 5-year term of the Series A Preferred Stock.

Certain management stockholders pledged 5,896,000 shares of common stock as a guarantee of performance on the Series A Preferred Stock (Note 12). Upon full redemption of the Series A Preferred Stock on November 9, 2016, this pledge was released.

As disclosed in Note 2 – Basis of Presentation, on November 9, 2016, the Second Amended and Restated Certificate of Incorporation of the Company became effective and, among other things:

•	provided for a 2,200 for 1 stock split;
•	increased the authorized number of shares of common stock to 350,000,000 shares;
•	authorized 10,000,000 shares of undesignated preferred stock that may be used from time to time by the Company’s board of directors in one or more series.

Note 14 – Warrants

Contemporaneous with the financing transaction in 2011 described in Note 12, the Company issued certain management stockholders warrants to purchase 3,999,998 shares of common stock for a purchase price of $0.0045 per share. The warrants are scheduled to expire 8 years after issuance. The warrants are exercisable upon the achievement of certain triggering events, as defined in the warrant agreements. During the nine months ended September 30, 2016, management determined that certain performance criteria for the warrants would be met and therefore $70 of expense was recognized. No expense was recorded for the nine months ended September 30, 2015. On December 2, 2016, a triggering event, as defined in the warrant agreement had been achieved. The

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Company had been recognizing expense on these warrants over the expected timeframe until a triggering event and accelerated recognition of the remaining $279 of warrant expense  through the trigger date.

Note 15 – Stock-Based Compensation

In May 2012, the Board approved the 2012 Equity Incentive Plan (“2012 Plan”), which provides for the issuance of Awards (as defined in the 2012 Plan) of up to a maximum of 440,000 shares of the Company’s common stock to employees, non-employee members of the Board, and consultants of the Corporation. During 2014, the 2012 Plan was amended to provide for the issuance of Awards of up to 880,000 shares of the Company’s common stock. The awards can be issued in the form of incentive stock options, non-qualified stock options or restricted stock, and have expiration dates of 5 or 10 years after issuance, depending whether the recipient already holds more than 10% of the voting power of all classes of the Company’s shares. The exercise price will be based on the fair market value of the share on the date of issuance; vesting periods will be determined by the board upon issuance of the Award.

During the nine months ended September 30, 2016, 160,600 shares of restricted stock were issued under the 2012 Plan. The grant date fair value of all restricted stock issuances ranged from $1.89 – $8.06 per share. The grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized $229 and $196 of compensation expense for the vested restricted stock during the three months ended, and $650 and $611 during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had unrecognized compensation expense of $1,775.

The following table summarizes restricted stock activity under the 2012 Plan from January 1, 2016 through September 30, 2016:

	Number of Units	Weighted Average
Unvested, December 31, 2015	289,557	$8.02
Granted	160,600	3.85
Vested	(90,090)	(8.01)
Forfeitures	(9,900)	(6.00)
Unvested, September 30, 2016	350,167	$6.87

On December 2, 2016, 77,000 shares of performance-based restricted stock vested. The Company had been recognizing compensation expense on these performance-based restricted stock over the expected timeframe until a triggering event and accelerated recognition of the remaining $231 compensation expense through the trigger date.

Note 16 – Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 740. At the end of each interim period, the Company makes an estimate of the annual expected effective tax rate and applies that rate to its ordinary year to date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction and state research and development credits among others.

For the three months ended September 30, 2016 and 2015, the Company’s statutory rate was 35%; the effective tax rate was approximately (5.5%) and (5,513%), respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, interest expense and state income tax credits among others. The main driver of the difference between 2016 and 2015 was the change in the forecasted pretax income between the quarters as well as significant variances in the discrete items in each quarter.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

For the nine months ended September 30, 2016 and 2015, the Company’s statutory rate was 35%; the effective tax rate was approximately 56% and (19%), respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, interest expense and state income tax credits among others. The tax benefit for the nine months ended September 30, 2016 also includes a 7% discrete rate impact for a provision-to-return adjustment associated with a change in estimate related to expenses that are not deductible for tax purposes.

Note 17 – Concentrations

As of September 30, 2016 and December 31, 2015, one supplier accounted for 25% and four suppliers accounted for 71% of the Company’s accounts payable, respectively. For the three months ended September 30, 2016 and 2015, three suppliers accounted for 41% and one supplier accounting for 12% of the Company’s cost of goods sold, respectively. For the nine months ended September 30, 2016 and 2015, two suppliers accounted for 35% and two suppliers accounted for 37% of the Company’s cost of goods sold, respectively.

As of September 30, 2016, three customers accounted for 86% of the Company’s accounts receivable. As of December 31, 2015, three customers accounted for 96% of the Company’s accounts receivable. For the three months ended September 30, 2016 and 2015, three customers accounted for 97% of the Company’s revenue. For the nine months ended September 30, 2016, four customers accounted for 97% of the Company’s revenue. For the nine months ended September 30, 2015, four customers accounted for 94% of the Company’s revenue.

The Company’s inventory and operations are located in Wisconsin. There is a risk of loss if there are significant environmental, legal or economic change to this geographic area. The Company currently primarily utilizes one third-party rail company to ship its products to customers from its plant. There is a risk of business loss if there are significant impacts to this third party’s operations.

Note 18 – Related Party Transactions

In January 2016, the Company provided a one-year, 0% loan to its Chief Executive Officer in the amount of $61; during the three months ended September 30, 2016, this loan was fully forgiven and included as compensation.

For the three months ended September 30, 2016 and 2015, the Company reimbursed the Series A Investor $7 and $0 respectively, and $10 and $14 for the nine months ended September 30, 2016 and 2015, respectively, for certain out-of-pocket and other expenses in connection with certain management and administrative support services provided.

Note 19 – Commitments and Contingencies

Leases

The Company is obligated under certain operating leases and rental agreements for railroad cars, office space, and other equipment. Future minimum annual commitments under such operating leases at September 30, 2016 are as follows:

Twelve months ending September 30,
2017	$6,674
2018	5,218
2019	4,072
2020	3,260
2021	2,529
Thereafter	773

Expense related to operating leases and rental agreements was $1,765 and $1,316 for the three months and $5,202 and $3,124 for the nine ended September 30, 2016 and 2015, respectively. Lease expense related to rail cars are included in cost of goods sold in the consolidated statement of operations. Certain long-term rail car operating leases have been executed; however, payment on the Company’s use of the lease does not begin until the cars arrive. These 30 cars arrived on November 1, 2016 and the impact to annual lease expense of these cars is included in the schedule above.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Litigation

The Company is periodically involved in litigation and claims incidental to its operation. Other than the below, management believes that any pending litigation will not have a material impact the Company’s financial position.

In August 2016, an affiliate of one of the Company’s customers, in conjunction with bankruptcy proceedings, demanded a refund of the remaining balance of prepayments it claimed to have made pursuant to the agreement with the Company’s customer. As of September 30, 2016, the balance of this prepayment was $4,969, and was presented as deferred revenue in the consolidated balance sheet. In November 2016, this was settled favorably for the Company; accordingly, the full amount of the prepayment was recognized as revenue. As part of this settlement, the Company was granted an unsecured bankruptcy claim of approximately $12 million; in December 2016, a third party purchased the Company’s unsecured claim for approximately $6.6 million which will be recognized in earnings in the fourth quarter.

Employment Agreements

Certain of the Company’s executives are employed under employment agreements, the terms of which provide for, among other things, a base salary plus additional compensation including an annual bonus based on the percentage as defined and agreed upon by the Board based on service and/or performance in a given calendar year. The agreements, which contain one-year automatic renewals, provide for benefits that are customary for senior-level employees. The Company is required to pay severance under these agreements under certain conditions, as defined, in the event employment of these key executives is terminated. The Company’s commitment under these agreements is $1,175 as of September 30, 2016. The agreements are scheduled to expire through May 2017.

Consulting Agreements

On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The agreement continues for two years after the closing of one or more of the identified real properties. The third party’s compensation consists of $10 per month through the end of the agreement, reimbursement of expenses, and $1 per each acre purchased as a closing fee. For the three months ended September 30, 2016 and 2015, the Company incurred no consulting fees, expense reimbursements or closing costs. For the nine months ended September 30, 2016 and 2015, the Company paid the third party $0 and $841, respectively, in consulting fees, expense reimbursements and closing costs.

These costs have been capitalized in property and equipment in the accompanying consolidated balance sheets as they relate to the acquisition of land.

In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that were mined and sold from the properties acquired under the agreement began with the second year of operations of the plant and continues indefinitely. The minimum annual tonnage fee is $200. During the three months ended September 30, 2016 and 2015, the Company incurred $71 and $46 related to tonnage fees, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred $169 and $213 related to tonnage fees, respectively.

Bonds

The Company entered into a performance bond with Jackson County, Wisconsin for $4,400. The Company provided this performance bond to assure performance under the reclamation plan filed with Jackson County. The Company entered into a $1,000 permit bond with the Town of Curran, Wisconsin to use certain town roadways. The Company provided this permit bond to assure maintenance and restoration of the roadway.

Note 20 – Subsequent Events

On November 9, 2016, the Company, completed its IPO of 11,700,000 shares of the Company’s common stock, $0.001 par value, at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to a Registration Statement on Form S-1, as amended (File No. 333-213692) (the “Registration Statement”), initially filed by the Company with the SEC on September 19, 2016 pursuant to the Securities Act of 1933, as amended ( the “Securities Act”). The Company received $120,978 in net proceeds after deducting underwriting discounts and commissions. The material provisions of the IPO are described in the IPO

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Prospectus. The Company granted the underwriters an option for a period of 30 days to purchase up to an additional 877,500 shares of common stock at the initial offering price, and the selling stockholders described in the IPO Prospectus (the “Selling Stockholders”) granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 877,500 shares of common stock at the initial offering price. On November 23, 2016, the underwriters exercised in full their option to purchase an additional 877,500 shares of common stock from the Company and 877,500 shares from the Selling Stockholders. The Company received approximately $9,073 in net proceeds after deducting underwriting discounts and commissions. The Company used a portion of the net proceeds from the IPO to redeem all of the outstanding Series A Preferred Stock (Note 12) and to repay the outstanding indebtedness under the revolving credit facility (Note 8), which was terminated, and it intends to use the remaining net proceeds for general corporate purposes.

On December 8, 2016, the Company entered into a $45 million three-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019 and has the following terms and conditions (the “New Credit Agreement”):

Letters of Credit: A portion of the Facility, not in excess of $10 million, is available for the issuance of letters of credit to be issued by the administrative agent or any other lender approved by the administrative agent and the Company that is willing to become a letter of credit issuer. A per annum fee equal to the interest rate margin for LIBOR loans under the Facility will be payable to the lenders (other than a defaulting lender ( as defined in the New Credit Agreement) which has not provided cash collateral for its pro rata share of any letter of credit exposure) and accrue on the aggregate undrawn face amount of outstanding letters of  credit under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year. Additionally a fronting fee equal to 0.25% per annum will be payable to the applicable letter of credit issuer payable on the aggregate undrawn face amount of outstanding letters of credit issued by such issuer under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual numbers of days elapsed over a 360-day year.

Commitment Fees: The Company will pay each lender under the Facility (other than a defaulting lender ( as defined in the New Credit Agreement)) a commitment fee of 0.375% per annum on the average daily unused portion of the Facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year.

Interest Rates: The interest rates under the Facility will be based on the leverage ratio (as defined in the New Credit Agreement) for the most recently ended fiscal quarter. Interest will be payable in arrears (a) for loans accruing interest at a rate based on LIBOR (plus an applicable margin ranging from 3.00% - 4.00%, depending on the leverage ratio), at the end of each interest period and, for interest periods of greater than three months, every three months, and on the maturity date of the Facility and (b) for loans accruing interest based on the ABR (plus an applicable margin ranging from 2.00% - 3.00%, depending on the leverage ratio), quarterly in arrears and on the maturity date of the Facility.

Default Rate: Upon the occurrence and during the continuance of any payment event of default, with respect to overdue principal and interest, the applicable interest rate plus 2.00% per annum, and with respect to overdue fees, the interest rate applicable to ABR loans plus 2.00% per annum and in each case will be payable on demand.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of December 15, 2016, no amounts are outstanding under the Facility.

On December 14, 2016, the Company entered into a multi-year Master Product Purchase Agreement (the “PPA”) with Rice Drilling B, LLC (the “Buyer”), a subsidiary of Rice Energy Inc. We expect that the Buyer will begin purchasing frac sand under the PPA in January 2017. The PPA is structured as a take-or-pay agreement and includes a monthly non-refundable capacity reservation charge.

In connection with the PPA, on December 14, 2016, the Company also entered into a Railcar Usage Agreement with the Buyer, pursuant to which the Buyer will borrow railcars from the Company to transport the purchased products.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2015 and 2014 contained in the IPO Prospectus. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein, and in the section entitled “Risk Factors” in our Prospectus. We use Adjusted EBITDA herein as a non-GAAP measure of our financial performance. See further discussion of Adjusted EBITDA at Item 2 – Management’s Discussion and Analysis.  We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries.

Overview

We are a pure-play, low-cost producer of high-quality Northern White raw frac sand, which is a preferred proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We sell our products primarily to oil and natural gas exploration and production companies and oilfield service companies under a combination of long-term take-or-pay contracts and spot sales in the open market. We believe that the size and favorable geologic characteristics of our sand reserves and the strategic location and logistical advantages of our facilities have positioned us as a highly attractive source of raw frac sand to the oil and natural gas industry.

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 244 million tons of proven recoverable sand reserves and approximately 92 million tons of probable recoverable sand reserves as of September 30, 2016, respectively. We began operations with 1.1 million tons of processing capacity in July 2012, expanded to 2.2 million tons capacity in August 2014 and to 3.3 million tons capacity in September 2015. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to currently process and cost-effectively deliver up to approximately 3.3 million tons of raw frac sand per year.

On November 9, 2016, we completed our initial public offering (the “IPO”) of 11,700,000 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to a Registration Statement on Form S-1, as amended (File No. 333-213692) (the “Registration Statement”), initially filed with the SEC on September 19, 2016 pursuant to the Securities Act. The material provisions of the IPO are described in the IPO prospectus. We granted the underwriters an option for a period of 30 days to purchase up to an additional 877,500 shares of Common Stock at the initial offering price, and the Selling Stockholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 877,500 shares of Common Stock at the initial offering price. On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Stockholders.

Note Regarding Non-GAAP Financial Measures

Production costs, EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Costs of goods sold is the GAAP measure most directly comparable to production costs and net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider production costs, EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because production costs, EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus (i) gain or loss on sale of fixed assets or discontinued operations, (ii) one-time integration and transition costs associated with specified transactions, including our IPO , (iii) restricted stock compensation; (iv) development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions, (vi), earn-out and contingent consideration obligations, and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; and
•

our ability to incur and service debt and fund capital expenditures; and our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.

We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definition of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net (loss) income	$(96)	$1,796	$(2,062)	$2,725
Depreciation, depletion and amortization	1,647	1,393	4,821	3,682
Income tax expense (benefit)	5	(1,764)	(51)	(131)
Interest expense	2,658	1,831	7,453	5,314
Franchise taxes	3	4	19	29
EBITDA	$4,217	$3,260	$10,180	$11,619
Gain (loss) on sale of fixed assets (1)	29	-	59	(45)
Initial public offering-related costs (2)	-	-	-	183
Restricted stock compensation (3)	299	196	720	611
Development costs (4)	-	1	-	29
Non-cash charges (5)	(8)	88	18	546
Adjusted EBITDA	$4,537	$3,545	$10,977	$12,943

(1) Includes losses related to the sale and disposal of certain assets in property, plant and equipment.

(2) For the nine months ended September 30, 2015, the Company incurred $183 of expenses related to previous IPO activities.

(3) Represents the non-cash expenses for stock-based awards issued to our employees and outside directors.

(4) Represents costs incurred with the development of certain Company assets.

(5) For the nine months ended September 30, 2015, the Company incurred a loss of $332 related to a propane derivative contract.

Production Costs

We also use production costs, which we define as costs of goods sold, excluding depreciation, depletion, accretion of asset retirement obligations and freight charges to measure our financial performance. Freight charges consist of shipping costs and rail car rental and storage expenses. Shipping costs consist of railway transportation costs to deliver products to customers. Rail car rental and storage expenses are associated with our long-term rail car operating agreements with certain customers. A portion of these freight charges are passed through to our customers and are, therefore, included in revenue. We believe production costs is a meaningful measure to management and external users of our financial statements, such as investors and commercial banks because it provides a measure of operating performance that is unaffected by historical cost basis. Cost of goods sold is the GAAP measure most directly comparable to production costs. Production costs should not be considered an alternative to cost of goods sold presented in accordance with GAAP. Because production costs may be defined differently by other companies in our industry, our definition of production costs may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of production costs to cost of goods sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of goods sold	$5,931	$4,865	$17,799	$17,136
Depreciation, depletion, and accretion of asset retirement obligations	(1,563)	(1,311)	(4,591)	(3,484)
Freight charges	(1,742)	(1,068)	(4,929)	(5,126)
Production costs	$2,626	$2,486	$8,279	$8,526
Production costs per ton	$11.43	$12.64	$15.00	$13.25

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•

We completed an expansion of our Oakdale facility in September 2015. In September 2015, we completed an expansion project to increase our processing capacity at our Oakdale facility from 2.2 million tons per year to approximately 3.3 million tons per year.

•

We will incur additional operating expenses as a publicly traded corporation. We expect we will incur approximately $1.4 million annually in additional operating expenses as a publicly traded corporation that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. We additionally expect to incur $1.0 million in non-recurring costs related to our transition to a publicly traded corporation. These incremental expenses exclude the costs of our IPO, as well as the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

•

We fully redeemed the Series A Preferred Stock on November 9, 2016. On November 9, 2016, our Series A redeemable preferred stock (the “Series A Preferred Stock”) was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO. Therefore, we will no longer incur the interest expense associated with the Series A Preferred Stock. For the three months ended September 30, 2016 and 2015, we incurred $1.8 million and $1.3 million of interest expense, respectively; for the nine months ended September 30, 2016 and 2015, we incurred $4.9 million and $3.7 million of interest expense, respectively.

•

Market Trends. Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter. While the oil and gas market recovery remains in the early stages, we expect market conditions to continue to improve in Q4 and into 2017.

Results of Operations

The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues	$10,927	$9,025	$29,781	$32,533
Cost of goods sold	5,931	4,865	17,799	17,136
Gross profit	4,996	4,160	11,982	15,397
Operating expenses:
Salaries, benefits and payroll taxes	1,316	1,164	3,611	3,991
Depreciation and amortization	102	107	283	276
Selling, general and administrative	1,044	1,044	2,970	3,591
Total operating expenses	2,462	2,315	6,864	7,858
Operating income	2,534	1,845	5,118	7,539
Other (expenses) income:
Preferred stock interest expense	(1,813)	(1,256)	(4,936)	(3,690)
Other interest expense	(845)	(575)	(2,517)	(1,624)
Other income	33	18	222	369
Total other expenses, net	(2,625)	(1,813)	(7,231)	(4,945)
Loss (income) before income tax expense.	(91)	32	(2,113)	2,594
Income tax expense (benefit)	5	(1,764)	(51)	(131)
Net (loss) income	$(96)	$1,796	$(2,062)	$2,725

Three months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Revenue was $10.9 million for the three months ended September 30, 2016, during which we sold approximately 229,600 tons of sand. Revenue for the three months ended September 30, 2015 was $9.0 million, during which we sold approximately 196,700 tons of sand. Revenue increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as a result of higher sand sales volume in the current period offset by lower average selling prices due to contract renegotiations and an increase in rail car rental income.

The key factors contributing to the increase in revenues for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 were as follows:

•

Contractual terms of four customer contracts were amended in the second half of 2015, resulting in a combination of reduced average selling prices per ton and adjustments to required take-or-pay volumes and length of contract. Two long-term contracts were amended in 2016, resulting in a combination of reduced average selling prices per ton and adjustments to required take-or-pay volumes and length of contract.

•

Sand sales revenue increased to $9.3 million for the three months ended September 30, 2016, compared to $8.2 million for the three months ended September 30, 2015, due to an increase in sales volumes, offset by a lower average selling price per ton. During the three months ended September 30, 2016, the average selling price per ton was $40.66, as compared to $41.49 for the three months ended September 30, 2015. Sand sales revenue and average selling price includes any monthly reservation charges that certain of our customers are required to pay.

•

Reservation and contractual shortfall revenues were $5.0 million and $0 million for the three months ended September 30, 2016 and 2015,  respectively, which helped to mitigate the lower sales volume and average selling price in the 2016 quarter. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. Such reservation revenue for the three months ended September 30, 2016 was $5.0 million. With regard to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured. There was no such revenue for the three months ended September 30, 2016 and 2015, respectively.

•

Transportation revenue, which is comprised of rail car rental revenue, increased to $1.6 million for the three months ended September 30, 2016 compared to $0.9 million for the three months ended September 30, 2015. Approximately $0.5 million of the increase was due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation and rail car rental revenues currently represent the pass-through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $5.9 million and $4.9 million, or $25.82 and $24.73 per ton sold, for the three months ended September 30, 2016 and 2015, respectively. Of this amount, production costs were $2.6 million and $2.5 million, or $11.43 and $12.64 per ton sold, and freight charges, which consist of shipping costs and rail car rental and storage expense, was $1.7 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively. Cost of goods sold and per ton cost of goods sold increased for the three months of 2016 in comparison to the same period in 2015 due to higher sales volume and increased rail car rental and railway freight costs. Depreciation and depletion included in cost of goods sold were $1.6 million and $1.3 million, respectively, for the three months ended September 30, 2016 and 2015. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures”.

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $5.0 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively. The increase in gross profit is due primarily to the increase in tons sold.

Operating Expenses

Operating expenses were $2.5 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively. Operating expenses are comprised primarily of wages and benefits, travel, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes of $1.3 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, increased due to the restructuring of certain management compensation packages. There was no change in selling, general and administrative expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Preferred Stock and Other Interest Expense

We incurred $2.7 million and $1.8 million of interest expense for the three months ended September 30, 2016 and 2015, respectively. Interest expense for the three months ended September 30, 2016 and 2015 is derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our existing revolving credit facility. Interest on the Series A Preferred Stock accounted for $1.8 million and $1.3 million of the expense for the three months ended September 30, 2016 and 2015, respectively. Interest on our existing revolving credit facility accounted for $0.8 million and $0.6 million for three months ended September 30, 2016 and 2015, respectively. Additional items in interest expense include the accretion of common stock issued and transaction costs incurred in conjunction with the September 2011 Securities Purchase Agreement, deferred financing fees, and interest incurred on capital leases and notes payable. The paid-in-kind interest is added to the outstanding balance of the Series A Preferred Stock. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the existing revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax Expense

For the three months ended September 30, 2016 and 2015, our statutory tax rate was 35% and our effective tax rate was approximately (5.5%) and (5,513%), respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, non-deductible interest expense on the Series A Preferred Stock and state income tax credit among others. The primary drivers of the difference between 2016 and 2015 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as variances in the discrete items each quarter associated with a change in facts related to our initial public offering process.

Net (Loss) Income and Adjusted EBITDA

Net loss was ($0.1) million for the three months ended September 30, 2016 compared to net income of $1.8 million for the three months ended September 30, 2015. Adjusted EBITDA was $4.5 million for the three months ended September 30, 2016 compared to $3.5 million for the three months ended September 30, 2015. The decrease in net income (loss) resulted from an increase in Series A Preferred Stock expense and revolving credit facility interest expense, partially offset by an increase in gross profit. The increase in Adjusted EBITDA resulted from increase in tons sold. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Revenue was $29.8 million for the nine months ended September 30, 2016, during which we sold approximately 552,000 tons of sand. Revenue for the nine months ended September 30, 2015 was $32.5 million, during which we sold approximately 643,400 tons of sand. Total revenue decreased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, was due primarily to an approximate $3.00 decrease in average revenue per ton sold as a result of contractual term renegotiations following the decrease in exploration and production activity in the oil and natural gas industry through 2016.

The key factors contributing to the decrease in revenues and increase in average revenue per ton for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 were as follows:

•

Contractual terms of four customer contracts were amended in the second half of 2015, resulting in a combination of reduced average selling prices per ton and adjustments to required take-or-pay volumes and length of contract. Two long-term contracts were amended in 2016, resulting in a combination of reduced average selling prices per ton and adjustments to required take-or-pay volumes and length of contract.

•

Sand sales revenue decreased to $22.0 million for the nine months ended September 30, 2016, compared to $27.7 million for the nine months ended September 30, 2015, due to the decrease in exploration and production activity in the oil and natural gas industry, which led to decreases in tons sold and average selling price per ton. During the nine months ended September 30, 2016, the average selling price per ton was $39.87, as compared to $43.08 for the nine months ended September 30, 2015. Sand sales revenue and average selling price includes any monthly reservation charges that certain of our customers are required to pay.

•

Reservation and contractual shortfall revenues were $13.5 million and $0 million for the nine months ended September 30, 2016 and 2015, respectively, which helped to mitigate the lower sales volume and average selling price. Shortfall revenues for the nine months ended September 30, 2016 of $3.0 million resulted from two customers that were unable to meet the take-or-pay requirements for their contract year. There were no such shortfall revenues for the nine months ended September 30, 2015. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured. We expect to recognize shortfall revenue in future periods only to the extent that customers do not take contractual minimum volumes. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which then may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. Reservation revenue was $10.5 million and $0 for the nine months ended September 30, 2016 and 2015, respectively.

•

Transportation revenue was $4.8 million for the nine months ended September 30, 2016 and 2015. Transportation revenue is composed of rail car rental revenue and freight income. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation and rail car rental revenues currently represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $17.8 million and $17.1 million, or $32.25 and $26.63 per ton sold, for the nine months ended September 30, 2016 and 2015, respectively. Of this amount, production costs were $8.3 million and $8.5 million, or $15.00 and $13.25 per ton sold, and freight charges, which consist of shipping costs and rail car rental and storage expense, were $4.9 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. Cost of goods sold and the per ton cost of goods sold increased in the first nine months of 2016 in comparison to the same period in 2015 due to an increase in depreciation and depletion and a decrease in tons sold. Depreciation and depletion included in cost of goods sold was $4.6 million and $3.5 million, respectively, for the nine months ended September 30, 2016 and 2015. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures,”

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $12.0 million and $15.4 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in gross profit is primarily due to the decrease in tons sold.

Operating Expenses

Operating expenses were $6.9 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively. Operating expenses are comprised primarily of wages and benefits, travel, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes of $3.6 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively, decreased due to the restructuring of certain management salaries and a reduction in headcount. Selling, general and administrative expenses decreased by $0.6 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of decreased professional costs due to market downturn and less growth opportunities.

Series A Preferred Stock and Other Interest Expense

We incurred $7.4 million and $5.3 million of interest expense for the nine months ended September 30, 2016 and 2015, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 is derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our existing revolving credit facility. Interest on the Series A Preferred Stock accounted for $4.9 million and $3.7 million of the expense for the nine months ended September 30, 2016 and 2015, respectively. Interest on our existing revolving credit facility accounted for $2.5 million and $1.6 million for nine months ended September 30, 2016 and 2015, respectively. Additional items included in interest expense include the accretion of common stock issued and transaction costs incurred in conjunction with the September 2011 Securities Purchase Agreement, deferred financing fees, and interest incurred on capital leases. The paid-in-kind interest is added to the outstanding balance of the Series A Preferred Stock. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the existing revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax Benefit

For the nine months ended September 30, 2016 and 2015, our statutory tax rate was 35% and our effective tax rate was approximately 56% and (19%), respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, non-deductible interest expense on the Series A Preferred Stock and state income tax credits among others. The tax benefit for the nine months ended September 30, 2016 also includes a 7% discrete rate impact for a provision-to-return adjustment associated with a change in estimate related to expenses that are not deductible for tax purposes.

Net (Loss) Income and Adjusted EBITDA

Net loss was ($2.1) million for the nine months ended September 30, 2016 compared to net income of $2.7 million for the nine months ended September 30, 2015. Adjusted EBITDA was $11.0 million for the nine months ended September 30, 2016 compared to $12.9 million for the nine months ended September 30, 2015. The decreases in net (loss) income and Adjusted EBITDA resulted from decreases in revenue and gross profit. The decreases were due primarily to lower volumes of sand sold and average selling price per ton sold as a result of reduced exploration and production activity in the oil and natural gas industry. Additionally, we recognize shortfall payments on a quarterly or annual basis in accordance with the respective terms of our customer contracts. Therefore, shortfall payment revenue impacts EBITDA and Adjusted EBITDA in only certain periods rather than on a straight-line basis over the entire period. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital

The following table presents the components of our working capital as of September 30, 2016 compared to December 31, 2015.

	September 30, 2016	December 31, 2015
	(in thousands)
Current assets	$11,009	$15,642
Current liabilities	53,571	48,567
Working capital deficit	$(42,562)	$(32,925)

September 30, 2016 Compared to December 31, 2015

Our working capital deficit was $42.6 million at September 30, 2016 compared to a working capital deficit of $32.9 million at December 31, 2015. The Series A Preferred Stock is included in current liabilities as it had a mandatory redemption date of September 13, 2016, though it could have only been redeemed if certain covenants of our revolving credit facility were met, which were not met as of September 30, 2016. On November 9, 2016, the Series A Preferred Stock was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO.

The $3.2 million decrease in accounts and unbilled receivables at September 30, 2016 compared to December 31, 2015 was primarily due to prepayments made in January 2016.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, our primary sources of liquidity were from funds generated through operations and our existing revolving credit facility.

On November 9, 2016, we consummated the IPO of 11,700,000 shares of common stock at a price of $11.00 per share, generating net proceeds to us of $128.7 million before underwriting discounts and expenses. We used a portion of the net proceeds from the IPO to redeem all of our outstanding Series A Preferred Stock and to repay the outstanding indebtedness under our existing revolving credit facility, which was terminated. We intend to use the remaining net proceeds for general corporate purposes.

On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Stockholders.  On November 29, 2016, we consummated the sale of 877,500 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option in at a price of $11.00 per share, generating proceeds to us of $9.7 million before underwriting discounts and expenses. We received no proceeds from the sale of common stock to the underwriters by the Selling Stockholders.  We intend to use the net proceeds of the IPO for general corporate purposes.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$8,099	$17,650
Net cash used in investing activities	$(1,950)	$(26,899)
Net cash (used in) provided by financing activities	$(9,332)	$8,541

Cash Provided by Operating Activities

Net cash provided by operating activities was $8.1 million and $17.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Operating cash flows include a net loss of ($2.1) million and net income of $2.7 million in net earnings generated from the sale of raw frac sand to our customers in the nine months ended September 30, 2016 and September 30, 2015, respectively. Non-cash interest expense of $4.9 million, depreciation, depletion and amortization of $4.9 million and changes in working capital increased our cash flows from operations in the nine months ended September 30, 2016, which amounts were partially offset by a reduction in deferred income taxes and changes in working capital. The net earnings in each period were offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

Cash Used in by Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2016 compared to $26.9 million used for the nine months ended September 30, 2015. The $24.9 million decrease was primarily the result of a decrease in capital expenditures.

Cash (Used In) Provided by Financing Activities

Net cash used in financing activities was $9.3 million for the nine months ended September 30, 2016, which consisted primarily of repayments of $7.7 million under our existing revolving credit facility and $1.6 million of payments on our existing notes payable and equipment lease obligations.

Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2015, which was comprised primarily of $9.4 million of net borrowings on our existing revolving credit facility.

Credit Facilities

Our Credit Facility and Other Arrangements

Below is a description of our existing and new revolving credit facilities and other financing arrangements.

Existing Revolving Credit Facility.

On March 28, 2014, we entered into a $72.5 million revolving credit and security agreement with our wholly-owned subsidiary Fairview Cranberry Company, LLC as co-borrowers, and PNC Bank, National Association, as administrative agent and collateral agent (the “Credit Agreement”). The existing revolving credit facility under the Credit Agreement matures on March 28, 2019. We refer to this facility as the existing revolving credit facility.

On December 18, 2015, we entered into the fourth amendment to the Credit Agreement (“Fourth Amendment”). Under the Fourth Amendment, the event of default related to the September 30, 2015 leverage ratio was waived, the total commitment was reduced to $75.0 million, required quarterly paydowns were implemented and certain covenants were amended.

At September 30, 2016, the existing facility consisted of a $74 million revolving facility as well as a sublimit of $15 million for the issuance of letters of credit, we were in compliance with the required financial covenants and had undrawn availability totaling $13.9 million. At September 30, 2016, outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of approximately 4.4%.

On November 9, 2016, the revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

New Revolving Credit Facility.

On December 8, 2016, we entered into a $45 million 3-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019 and has the following terms and conditions (the “New Credit Agreement”):

Letters of Credit: A portion of the Facility, not in excess of $10 million, is available for the issuance of letters of credit to be issued by the administrative agent or any other lender approved by the administrative agent and us that is willing to become a letter of credit issuer. A per annum fee equal to the interest rate margin for LIBOR loans under the Facility will be payable to the lenders (other than a defaulting lender ( as defined in the New Credit Agreement) which has not provided cash collateral for its pro rata share of any letter of credit exposure) and accrue on the aggregate undrawn face amount of outstanding letters of  credit under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year. Additionally a fronting fee equal to 0.25% per annum will be payable to the applicable letter of credit issuer payable on the aggregate undrawn face amount of outstanding letters of credit issued by such issuer under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual numbers of days elapsed over a 360-day year.

Commitment Fees: We will pay  each lender under the Facility (other than a defaulting lender ( as defined in the New Credit Agreement)) a commitment fee of 0.375% per annum on the average daily unused portion of the Facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year.

Interest Rates: The interest rates under the Facility will be based on the leverage ratio ( as defined in the New Credit Agreement) for the most recently ended fiscal quarter. Interest will be payable in arrears (a) for loans accruing interest at a rate based on LIBOR (plus an applicable margin ranging from 3.00% - 4.00%, depending on the leverage ratio), at the end of each interest period and, for interest periods of greater than three months, every three months, and on the maturity date of the Facility and (b) for loans accruing interest based on the ABR (plus an applicable margin ranging from 2.00% - 3.00%, depending on the leverage ratio), quarterly in arrears and on the maturity date of the Facility.

Default Rate: Upon the occurrence and during the continuance of any payment event of default, with respect to overdue principal and interest, the applicable interest rate plus 2.00% per annum, and with respect to overdue fees, the interest rate applicable to ABR loans plus 2.00% per annum and in each case will be payable on demand.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio ( each as defined in the New Credit Agreement).

Capital Requirements

As of September 30, 2016, we had commitments related to certain of our Oakdale drying facilities as well as future expansion projects of approximately $1.1 million. We expect to incur between $1.0 and $2.0 million during the fourth quarter of 2016 in expansion capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash flow from operations.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Contractual Obligations

As of September 30, 2016, we had contractual obligations for the existing revolving credit facility, Series A Preferred Stock, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars.

In the nine months ended September 30, 2016, there have been no material changes to our contractual obligations as reported in the IPO Prospectus. As disclosed in Notes 8 and 12, respectively, to the Condensed Consolidated Financial Statements in this Report, the existing revolving credit facility was fully repaid and terminated and the Series A Preferred Stock was fully redeemed.

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we had outstanding letters of credit in the amount of $3.5 million and $4.2 million, respectively. In November 2016, the outstanding $3.5 million of letters of credit were retired and replaced with $2.8 million of surety bonds.

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities are limited to non-winter months. As a consequence, we experience lower cash operating costs in the first and fourth quarter of each calendar year. We may also sell raw frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Forward-Looking Statements

This Report contains estimates and forward-looking statements, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our risks have been predominantly related to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Commodity Price Risk

The market for proppant is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the oilfield services and exploration and production industries. However, because we generate the substantial majority of our revenues under long-term take-or-pay contracts, we believe we have only limited exposure to short-term fluctuations in the prices of crude oil and natural gas. We do not currently intend to hedge our indirect exposure to commodity price risk.

Interest Rate Risk

As of September 30, 2016, we had $56.5 million, net of a $0.7 million debt discount, in variable rate long-term debt outstanding under our existing revolving credit facility, which bears interest at our option at either:

•

a Base Rate (as defined in the existing revolving credit facility), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin of 3.00%; or

•	LIBOR plus an applicable margin of 4.00%.

The fair value of our long-term debt at September 30, 2016 was approximately $56.5 million, as the debt was obtained in March 2014, and is therefore considered to reflect the application of current interest rates offered for debt with similar remaining terms and maturities. As an indication of this debt’s sensitivity to changes in interest rates, based upon an immediate 50 basis point increase in the applicable interest rates at September 30, 2016, the fair value of our variable rate long-term debt would have decreased by approximately $0.3 million. Conversely, a 50 basis point decrease in that rate would increase the fair value of this indebtedness by $0.2 million.

On November 9, 2016, the revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO, and was replaced with a facility with similar interest rate risk.

Credit Risk

Substantially all of our revenue for the nine months ended September 30, 2016 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the recent downturn in activity in the oil and natural gas industry. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected. For example, in July 2016, one of our contracted customers, C&J Energy Services filed for bankruptcy and rejected our contract, which had 2.3 years and 0.7 million tons contracted remaining under the contract. We have pursued a claim for damages through the bankruptcy courts, and have reached a settlement that does not negatively impact the Company’s results of operations. See Note 19 – Commitments and Contingencies: Litigation section for further details regarding this settlement.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

ITEM 1A.  RISK FACTORS

As of the date of this Report, there have been no material changes in the risk factors previously included in the IPO Prospectus, under the heading “Risk Factors”.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 9, 2016, we completed our IPO of 11,700,000 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to the Registration Statement, which was declared effective on November 3, 2016. We received approximately $121.0 million in net proceeds after deducting underwriting discounts and commissions.  The material provisions of the IPO, including the underwriters, net proceeds, and expenses, are described in the IPO Prospectus. Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Jefferies LLC, Piper Jaffray & Co., Tudor, Pickering, Holt & Co. and Deutsche Bank Securities acted as book-running managers of the IPO. We granted the underwriters an option for a period of 30 days to purchase up to an additional 877,500 shares of common stock at the initial offering price, and the Selling Stockholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 877,500 shares of common stock at the initial offering price.  On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of our common stock from us and the Selling Stockholders, which was completed on November 29, 2016. We received approximately $9.1 million in net proceeds after deducting underwriting discounts and commissions. We used a portion of the net proceeds from the IPO to redeem all of the outstanding Series A Preferred Stock and to repay the outstanding indebtedness under the revolving credit facility, which was terminated, and we intend to use the remaining net proceeds for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations.  The dollar penalties assessed for citations issued has also increased in recent years.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Report.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

+ This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand Inc.

December 15, 2016	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

December 15, 2016	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

+ This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.