Form 10-K
period 2016-12-31
Smart Sand, Inc.
filed 2017-03-16
CIK 1529628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual Period Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 001-37936

SMART SAND, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24 Waterway Avenue, Suite 350

The Woodlands, Texas 77380

(Address of principal executive offices) (Zip Code)

Telephone: (281) 231-2660

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Company was not a public company as of the last business day of its most recently completed second quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date.

Number of shares of common shares outstanding, par value $0.001 per share as of March 13, 2017: 40,589,641.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Certain sections of the Proxy Statement for the 2017 Annual Meeting of Stockholders of Smart Sand, Inc.

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate,'' “estimate,'' "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	fluctuations in demand for raw frac sand;
•	the cyclical nature of our customers' businesses;
•

operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; pit wall failures or rock falls: or unanticipated ground, grade or water conditions:

•	our dependence on our Oakdale plant for current sales;
•	the level of activity in the oil and natural gas industries;
•	decreased demand for raw frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers' operations;
•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•

our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure demand for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;

•	our ability to successfully compete in raw frac sand market;
•	loss of, or reduction in, business from our largest customers;
•	increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure;
•	increases in the prices of, or interruptions in the supply of, natural gas and electricity. or any other energy sources;
•	increases in the price of diesel fuel;
•	diminished access to water;
•	our ability to successfully complete acquisitions or integrate acquired businesses:
•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;
•	restrictions imposed by our indebtedness on our current and future operations:
•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;
•	the accuracy of our estimates of mineral reserves and resource deposits;
•	a shortage of skilled labor and rising costs in the mining industry;
•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations:
•	our ability to maintain effective quality control systems at our mining, processing and production facilities;
•	seasonal and severe weather conditions;
•	fluctuations in our sales and results of operations due to seasonality and other factors;
•	interruptions or failures in our information technology systems;
•	the impact of a terrorist attack or armed conflict;
•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);
•	silica-related health issues and corresponding 1itigation:
•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•	other factors disclosed in Item I A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item I A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1. – Business

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

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 332 million tons of proven recoverable sand reserves as of December 31, 2016. We began operations with 1.1 million tons of processing capacity in July 2012, expanded to 2.2 million tons capacity in August 2014 and increased to 3.3 million tons in September 2015. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver up to approximately 3.3 million tons of raw frac sand per year.

In addition to the Oakdale facility, we own a second property in Jackson County, Wisconsin, which we call the Hixton site. The Hixton site is also located adjacent to a Class I rail line and is fully permitted to initiate operations and is available for future development. As of August 2014, our Hixton site had approximately 100 million tons of proven recoverable sand reserves.

We incorporated in Delaware in July 2011.  On November 9, 2016, we completed our initial public offering (the “IPO”) of 11,700,000 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to a Registration Statement on Form S-1, as amended (File No. 333-213692) (the “Registration Statement”),

initially filed with the SEC on September 19, 2016 pursuant to the Securities Act. The material provisions of the IPO are described in the Registration Statement. We granted the underwriters an option for a period of 30 days to purchase up to an additional 877,500 shares of Common Stock at the initial offering price, and the Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 877,500 shares of Common Stock at the initial offering price. On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Shareholders.

On February 1, 2017, we entered into an Underwriting Agreement providing for the offer and sale of 1,500,000 shares of common stock at a price of $17.50 per share ($16.58 per share, net of the underwriting discount), generating net proceeds to us of $24.3 million before underwriting discounts and expenses. We intend to use the net proceeds from this offering for future capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the Selling Shareholders sold 4,450,000 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by the Selling Shareholders. The Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an additional 892,500 shares of common stock. On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders.  We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

For the years ended December 31, 2016, 2015 and 2014, we generated net income of approximately $10.4 million, $5.0 million and $7.6 million respectively, and Adjusted EBITDA of approximately $37.8 million, $23.9 million and $33.3 million, respectively. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”), please read “Note Regarding Non-GAAP Financial Measures.”  For more financial information about our business, please read “Selected Financial Data.”

Over the past decade, exploration and production companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs by utilizing advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling more and longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to maximize the volume of hydrocarbon recoveries per wellbore. From 2010 to 2015 frac sand demand experienced strong growth, growing at an average annual rate of 25%. In addition, raw frac sand’s share of the total proppant market continues to increase, growing from approximately 78% in 2010 to approximately 92% in 2015 as exploration and production companies continue to look closely at overall well cost, completion efficiency and design optimization, which has led to a greater use of raw frac sand in comparison to resin-coated sand and manufactured ceramic proppants.

Northern White raw frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota and Illinois, is highly valued by oil and natural gas producers as a preferred proppant due to its favorable physical characteristics. We believe that the market for high-quality raw frac sand, like the Northern White raw frac sand we produce, particularly finer mesh sizes, will grow based on the potential recovery in the development of North America’s unconventional oil and natural gas reservoirs as well as the increased proppant volume usage per well. According to Kelrik, a notable driver impacting demand for fine mesh sand is increased proppant loadings, specifically, larger volumes of proppant placed per frac stage. Kelrik expects the trend of using larger volumes of finer mesh materials, such as 100 mesh sand and 40/70 sand, to continue.

Competitive Strengths

We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:

•

Long-lived, strategically located, high-quality reserve base. We believe our Oakdale facility is one of the few raw frac sand mine and production facilities that has the unique combination of a large high-quality reserve base of primarily fine mesh sand that is contiguous to its production and primary rail loading facilities. Our Oakdale facility is situated on 1,196 acres in a rural area of Monroe County, Wisconsin, on a Class I rail line, and contains approximately 332 million tons of proven recoverable reserves as of December 31, 2016. We have an implied current proven reserve life of approximately 101 years based on our current annual processing capacity of 3.3 million tons per year. As of December 31, 2016, we have utilized 135 acres for facilities and mining operations, or only 11% of this location’s acreage. We believe that with further development and permitting, the Oakdale facility ultimately could be expanded to allow production of up to 9 million tons of raw frac sand per year.

We believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh raw frac sand. Approximately 80% of our reserve mix today is 40/70 mesh substrate and 100 mesh substrate, considered to be the finer mesh substrates of raw frac sand. We believe that if oil and natural gas exploration and production companies continue recent trends in drilling and completion techniques to increase lateral lengths per well, the number of frac stages per well, the amount of proppant used per stage and the utilization of slickwater completions, that the demand for the finer grades of raw frac sand will continue to increase, which we can take advantage of due to the high percentage of high-quality, fine mesh sand in our reserve base.

We also believe that having our mine, processing facilities and primary rail loading facilities at our Oakdale facility provides us with an overall low-cost structure, which enables us to compete effectively for sales of raw frac sand and to achieve attractive operating margins. The proximity of our mine, processing plants and primary rail loading facilities at one location eliminates the need for us to truck sand on public roads between the mine and the production facility or between wet and drying processing facilities, eliminating additional costs to produce and ship our sand.

In addition to the Oakdale facility, we own the Hixton site in Jackson County, Wisconsin. The Hixton site is a second fully permitted location adjacent to a Class I rail line that is fully permitted to initiate operations and is available for future development. As of August 2014, our Hixton site had approximately 100 million tons of proven recoverable sand reserves.

•

Intrinsic logistics advantage. We believe that we are one of the few raw frac sand producers with a facility custom-designed for the specific purpose of delivering raw frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains. Our on-site transportation assets at Oakdale include approximately seven miles of rail track in a double-loop configuration and three rail car loading facilities that are connected to a Class I rail line owned by Canadian Pacific. We believe our customized on-site logistical configuration typically yields lower operating and transportation costs compared to manifest train or single-unit train facilities as a result of our higher rail car utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. In addition, we have recently constructed a transload facility on a Class I rail line owned by Union Pacific in Byron Township, Wisconsin, approximately 3.5 miles from the Oakdale facility. This transload facility allows us to ship sand directly to our customers on more than one Class I rail carrier. This facility commenced operations in June 2016 and provides increased delivery options for our customers, greater competition among our rail carriers and potentially lower freight costs. With the addition of this transload facility, we believe we are the only mine in Wisconsin with dual served railroad shipment capabilities on the Canadian Pacific and Union Pacific rail networks. Our Hixton site is also located adjacent to a Class I rail line.

•

Significant organic growth potential. We believe that we have a significant pipeline of attractive opportunities to expand our sales volumes and production capacity at our Oakdale facility, which commenced commercial operations in July 2012 and was expanded to 3.3 million tons of annual processing capacity in September 2015. We currently have plans to increase our wet and dry plant processing capacity in order to produce up to approximately 4.4 million tons of raw frac sand per year. We currently have one wet plant and one dryer in storage at Oakdale that will be utilized as part of this capacity expansion. We believe these units could be installed and operational in approximately six to nine months from commencement of construction. We believe, under current regulations and permitting requirements, that we can ultimately expand our annual production capacity at Oakdale to as much as 9 million tons. Other growth opportunities include the ability to expand our Byron Township transload facility to handle multiple unit trains simultaneously and to invest in transload facilities located in the shale operating basins. Investments in additional rail loading facilities should enable us to provide more competitive transportation costs and allow us to offer additional pricing and delivery options to our customers. We also have opportunities to expand our sales into the industrial sand market which would provide us the opportunity to diversify our customer base and sales product mix.

Additionally, as of December 31, 2016, we have approximately 2.1 million tons of washed raw frac sand inventory at our Oakdale facility available to be processed through our dryers and sold in the market. This inventory of available washed raw frac sand provides us with the ability to quickly meet changing market demand and strategically sell sand on a spot basis to expand our market share of raw frac sand sales if market conditions are favorable.

•

Strong balance sheet and financial flexibility. We believe we have a strong balance sheet and ample liquidity to pursue our growth initiatives. As of March 13, 2017, we have approximately $117.6 million in liquidity from cash on hand and full availability of our $45 million revolving credit facility. Additionally, unlike some of our peers, we have minimal exposure to unutilized rail cars. As of March 13, 2017, we have 1,540 rail cars under long-term leases, of which 1,010 are currently rented to our customers, which minimizes our exposure to storage and leasing expense for rail cars that are currently not being utilized for sand shipment and provides us greater flexibility in managing our transportation costs prospectively.

•

Focus on safety and environmental stewardship. We are committed to maintaining a culture that prioritizes safety, the environment and our relationship with the communities in which we operate. In August 2014, we were accepted as a “Tier 1” participant in Wisconsin’s voluntary “Green Tier” program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. In addition, we committed to certification under ISO standards and, in April 2016, we received ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively. We believe that our commitment to safety, the environment and the communities in which we operate is critical to the success of our business. We are one of a select group of companies who are members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards.

•

Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge as well as experience managing high-growth businesses.

Business Strategies

Our principal business objective is to be a pure-play, low-cost producer of high-quality raw frac sand and to increase stockholder value. We expect to achieve this objective through the following business strategies:

•

Focusing on organic growth by increasing our capacity utilization and processing capacity. We intend to continue to position ourselves as a pure-play producer of high-quality Northern White raw frac sand, as we believe the proppant market offers attractive long-term growth fundamentals. While demand for proppant has declined since late 2014 in connection with the downturn in commodity prices and the corresponding decline in oil and natural gas drilling and production activity in 2015 and 2016, we believe that the demand for proppant is increasing in the short term and will continue to increase over the medium and long term as commodity prices rise from their lows in 2016, which should lead producers to resume completion of their inventory of drilled but uncompleted wells and undertake new drilling activities. We expect this demand growth for raw frac sand will be driven by increased horizontal drilling, increased proppant loadings per well (as operators increase lateral length and increase proppant per lateral foot above current levels), increased wells drilled per rig and the cost advantages of raw frac sand over resin-coated sand and manufactured ceramics. As market dynamics improve, we will continue to evaluate economically attractive facility enhancement opportunities to increase our capacity utilization and processing capacity. For example, our current annual processing capacity is approximately 3.3 million tons per year and we expect to increase this annual processing capacity to 4.4 million tons per year by the end of 2017. We believe that with further development and permitting the Oakdale facility could ultimately be expanded to allow production to as much as 9 million tons of raw frac sand per year.

•

Optimizing our logistics infrastructure and developing additional origination and destination points. We intend to further optimize our logistics infrastructure and develop additional origination and destination points. We expect to capitalize on our Oakdale facility’s ability to simultaneously accommodate multiple unit trains to maximize our product shipment rates, increase rail car utilization and lower transportation costs. With our recently developed transloading facility located on the Union Pacific rail network approximately 3.5 miles from our Oakdale facility, we have the ability to ship our raw frac sand directly to our customers on more than one Class I rail carrier. This facility provides increased delivery options for our customers, greater competition among our rail carriers and potentially lower freight costs. In addition, we intend to continue evaluating ways to reduce the landed cost of our products at the basin for our customers, such as investing in transload and storage facilities and assets in our target shale basins to increase our customized service offerings and provide our customers with additional delivery and pricing alternatives, including selling product on an “as-delivered” basis at our target shale basins.

•

Focusing on being a low-cost producer and continuing to make process improvements. We will continue to focus on being a low-cost producer, which we believe will permit us to compete effectively for sales of raw frac sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates compared to other industry participants, (ii) balance of coarse and fine mineral reserve deposits and corresponding contractual demand that minimizes yield loss and (iii) Oakdale facility’s proximity to two Class I rail lines and other sand logistics infrastructure, which helps reduce transportation costs, fuel costs and headcount needs. We have strategically designed our operations to provide low per-ton production costs. For example, we completed the construction of a natural gas connection to our Oakdale facility in October 2015 that provides us the optionality to source lower cost natural gas (as compared to propane under current commodity pricing) as a fuel source for our drying operations. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize mining and processing of superfluous tonnage and continue to evaluate the potential of mining by dredge to reduce the overall cost of our mining operations.

•

Pursuing accretive acquisitions and greenfield opportunities.  As of March 13, 2017, we have approximately $117.6 million of liquidity in the form of cash on hand and full availability of our $45 million revolving credit facility. We believe this level of liquidity will position us to pursue strategic acquisitions to increase our scale of operations and our logistical capabilities as well as to potentially diversify our mining and production operations into locations other than our current Oakdale and Hixton locations. We may also grow by developing low-cost greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing.

•

Maintaining financial strength and flexibility. We plan to pursue a disciplined financial policy to maintain financial strength and flexibility. We believe that our cash on hand, available borrowing capacity and ability to access debt and equity capital markets will provide us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

Our Customers and Contracts

We sell raw frac sand under long-term take-or-pay contracts as well as in the spot market if we have excess production and the spot market conditions are favorable. As of March 13, 2017, we have approximately 63.3% of our current annual production capacity contracted under four long-term take-or-pay contracts, with a volume-weighted average remaining term of approximately 3.1 years.

Demand for proppants in 2015 and through the first half of 2016 dropped due to the downturn in commodity prices since late 2014 and the corresponding reduction in oil and natural gas drilling, completion and production activity. The change in demand during this period impacted contract discussions and negotiated terms with our customers as existing contracts were adjusted, resulting in a combination of reduced average selling prices per ton, and adjustments to take-or-pay volumes and lengths of contracts. We believe we have mitigated the short-term negative impact on revenues of some of these adjustments through contractual shortfall and reservation payments. During the market downturn, customers began to purchase more volumes on a spot basis as compared to committing to term contracts, and this trend continued until oil and natural gas drilling and completion activity began to increase beginning in the fourth quarter of 2016. However, drilling and completion activity has begun to return to higher levels, and we believe customers will begin to more actively consider contracting proppant volumes under term contracts rather than continuing to rely on buying proppant on a spot basis in the market.

Product Purchase Agreements and Spot Sales

On December 14, 2016, we entered into a multi-year Master Product Purchase Agreement (the “Rice PPA”) with Rice Drilling B, LLC (“Rice”), a subsidiary of Rice Energy Inc. Rice began purchasing frac sand under the Rice PPA in January 2017. The Rice PPA is structured as a take-or-pay agreement and includes a monthly nonrefundable capacity reservation charge. In connection with the Rice PPA, on December 14, 2016, we also entered into a Railcar Usage Agreement with Rice, pursuant to which Rice will borrow railcars from us to transport the purchased products.

On March 8, 2017, we entered into a multi-year Master Product Purchase Agreement (the “PPA”) with Liberty Oilfield Services, LLC (the “Buyer”) for finer mesh sands. We expect that the Buyer will begin purchasing frac sand under the PPA in May 2017. The PPA is structured as a take-or-pay agreement.

We are currently in discussions with certain existing and prospective customers in the pressure pumping and exploration and production industries to enter into long-term, take-or-pay agreements with minimum volume commitments, particularly for finer mesh sand. We also have experienced a recent increase in interest for recurring spot sales in the open market and have conducted some spot sales on a select basis. If we were to enter into any such long-term agreement or conduct additional spot sales, the additional volumes we sell could be material to our performance and prospects. We can provide no assurance, however, that we will be able to enter into any of these agreements or complete any such sales. Entry into the long-term contractual agreements is subject to, among other things, agreement on the purchase price for our frac sand and the negotiation and execution of definitive documentation, and entry into spot sales is subject to agreement on the terms of any such sale.

Capital Plans

Based on our assessment of increased demand for our products, particularly fine mesh sand, we have decided to increase the wet and dry plant processing capacity at our Oakdale facility in order to produce up to approximately 4.4 million tons of raw frac sand per year. We have also decided to expand rail and logistics infrastructure in Wisconsin to support this potential increase in customer demand. Additionally, we continue to evaluate other proposed projects and related expenditures, such as investments in transload facilities located in the shale operating basins, in light of customer demand and energy market trends. There can be no assurance, however, that all or any of these initiatives will be executed or that the results therefrom will be materially beneficial to our financial performance.

Industry Trends Impacting Our Business

Unless otherwise indicated, the information set forth under “—Industry Trends Impacting Our Business,” including all statistical data and related forecasts, is derived from The Freedonia Group’s Industry Study #3302, “Proppants in North America,” published in September 2015, Spears & Associates’ “Hydraulic Fracturing Market 2005-2017” published in the fourth quarter 2016, PropTester, Inc. and Kelrik, LLC’s “2015 Proppant Market Report” published in March 2016 and Baker Hughes’ “North America Rotary Rig Count” published in July 2016. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”

Demand Trends

According to Spears, the U.S. proppant market, including raw frac sand, ceramic and resin-coated proppant, was approximately 35.5 million tons in 2016. Kelrik estimates that the total raw frac sand market in 2015 represented approximately 92.3% of the total proppant market by weight. Market demand in 2015 dropped by approximately 28% from 2014 record demand levels (and a further estimated decrease of 43% in 2016 from 2015) due to the downturn in commodity prices since late 2014, which led to a corresponding decline in oil and natural gas drilling and production activity. According to the Freedonia Group, during the period from 2009 to 2014, proppant demand by weight increased by 42% annually. Spears estimates from 2016 through 2020 proppant demand is projected to grow by 37.0% per year, from 35.5 million tons per year to 125 million tons per year, representing an increase of approximately 89.5 million tons in annual proppant demand over that time period.

Demand growth for raw frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop. While current horizontal rig counts have fallen significantly from their peak of approximately 1,370 in 2014, rig count grew at an annual rate of 18.7% from 2009 to 2014. Additionally, the percentage of active drilling rigs used to drill horizontal wells, which require greater volumes of proppant than vertical wells, has increased from 42.2% in 2009 to 68.4% in 2014, and as of July 2016 the percentage of rigs drilling horizontal wells is 77% according to the Baker Hughes Rig Count. Moreover, the increase of pad drilling has led to a more efficient use of rigs, allowing more wells to be drilled per rig. As a result of these factors, well count, and hence proppant demand, has grown at a greater rate than overall rig count. Spears estimates that in 2018, proppant demand will exceed the 2014 peak (of approximately 74 million tons) and reach 85 million tons even though the projection assumes approximately 10,000 fewer wells will be drilled. Spears estimates that average proppant usage per well will be approximately 5,000 tons per well by 2020. Kelrik notes that current sand-based slickwater completions use in excess of 7,500 tons per well of proppant.

While demand for proppant has declined since late 2014 in connection with the downturn in commodity prices and the corresponding decline in oil and natural gas drilling and production activity, we believe that the demand for proppant will increase over the medium and long term as commodity prices rise from their lows in 2016, which will lead producers to resume completion of their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, we believe that demand for proppant will be amplified by the following factors:

•	improved drilling rig productivity, resulting in more wells drilled per rig per year;
•	completion of exploration and production companies’ inventory of drilled but uncompleted wells;

•	increases in the percentage of rigs that are drilling horizontal wells;
•	increases in the length of the typical horizontal wellbore;
•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;
•	increases in the volume of proppant used per fracturing stage;
•	renewed focus of exploration and production companies to maximize ultimate recovery in active reservoirs through downspacing; and
•	increasing secondary hydraulic fracturing of existing wells as early shale wells age.

Recent growth in demand for raw frac sand has outpaced growth in demand for other proppants, and industry analysts predict that this trend will continue. As well completion costs have increased as a proportion of total well costs, operators have increasingly looked for ways to improve per well economics by lowering costs without sacrificing production performance. To this end, the oil and natural gas industry is shifting away from the use of higher-cost proppants towards more cost-effective proppants, such as raw frac sand. Evolution of completion techniques and the substantial increase in activity in U.S. oil and liquids-rich resource plays has further accelerated the demand growth for raw frac sand.

Historically, oil and liquids-rich wells use a higher proportion of coarser proppant while dry gas wells typically use finer grades of sand. In the past, with the majority of U.S. exploration and production spending focused on oil and liquids-rich plays, demand for coarser grades of sand exceeded demand for finer grades; however, due to innovations in completion techniques, demand for finer grade sands have shown a considerable resurgence. According to Kelrik, a notable driver impacting demand for fine mesh sand is increased proppant loadings, specifically, larger volumes of proppant placed per frac stage. Kelrik expects the trend of using larger volumes of finer mesh materials such as 100 mesh sand and 40/70 sand, to continue.

Supply Trends

In recent years, through the fall of 2014, customer demand for high-quality raw frac sand outpaced supply. Several factors contributed to this supply shortage, including:

•	the difficulty of finding raw frac sand reserves that meet API specifications and satisfy the demands of customers who increasingly favor high-quality Northern White raw frac sand;
•	the difficulty of securing contiguous raw frac sand reserves large enough to justify the capital investment required to develop a processing facility;
•	the challenges of identifying reserves with the above characteristics that have rail access needed for low-cost transportation to major shale basins;
•	the hurdles to securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities;
•

local opposition to development of certain facilities, especially those that require the use of on-road transportation, including moratoria on raw frac sand facilities in multiple counties in Wisconsin and Minnesota that hold potential sand reserves; and

•	the long lead time required to design and construct sand processing facilities that can efficiently process large quantities of high-quality raw frac sand.

Supplies of high-quality Northern White raw frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. The ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential raw frac sand facility. Further constraining the supply and throughput of Northern White raw frac sand is that not all of the large reserve mines have onsite excavation and processing capability. Additionally, much of the recent capital investment in Northern White raw frac sand mines was used to develop coarser deposits in western Wisconsin. With the shift to finer sands in the liquid and oil plays, many mines may not be economically viable as their ability to produce finer grades of sand may be limited.

Permits

We operate in a highly regulated environment overseen by many government regulatory and enforcement bodies at the local, state and federal levels. To conduct our mining operations, we are required to have obtained permits and approvals that address environmental, land use and safety issues at our Oakdale facility, Byron transload facility and our Hixton mine location. Our current and planned areas for excavation at our Oakdale property are permitted for extraction of our proven reserves. Outlying areas at the edge of our Oakdale property’s boundaries that lie in areas designated as wetlands will require additional local, state and federal permits prior to mining and reclaiming those areas.

We also meet requirements for several international standards concerning safety, greenhouse gases and rail operations. We have voluntarily agreed to meet the standards of the Wisconsin DNR’s “Green Tier” program and the “Wisconsin Industrial Sand Association.” Further, we have agreed to meet the standards required to maintain our ISO 9001/14001 quality/environmental management system registrations. These voluntary requirements are tracked and managed along with our permits.

While resources invested in securing permits are significant, this cost has not had a material adverse effect on our results of operations or financial condition. We cannot assure that existing environmental laws and regulations will not be reinterpreted or revised or that new environmental laws and regulations will not be adopted or become applicable to us. Revised or additional environmental requirements that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business.

Our Customers and Contracts

Our core customers are major oil and natural gas exploration and production and oilfield service companies. These customers have signed long-term take-or-pay contracts, which mitigate our risk of non-performance by such customers. Our contracts provide for a true-up payment in the event the customer does not take delivery of the minimum annual volume of raw frac sand specified in the contract and has not purchased in certain prior periods an amount exceeding the minimum volume, resulting in a shortfall. The true-up payment is designed to compensate us, at least in part, for our margins for the applicable contract year and is calculated by multiplying the contract price (or, in some cases, a discounted contract price) by the tonnage shortfall. Any sales of the shortfall volumes to other customers on the spot market would provide us with additional margin on these volumes. Additionally, some of our contracts include monthly reservation charges that the customer is required to pay for minimum monthly volumes regardless of whether the customer takes delivery of the sand. For the year ended December 31, 2016, EOG Resources, US Well Services, Weatherford and Nabors Completion & Production Services accounted for 37%, 22% and 25% and 11%, respectively, of our total revenues, and the remainder of our revenues represented sales to five customers. For the year ended December 31, 2015, EOG Resources, US Well Services, Weatherford, and Archer Pressure Pumping accounted for 35.0%, 24.6%, 18.4% and 15.8%, respectively, of our total revenues, and the remainder of our revenues represented sales to three customers. For the year ended December 31, 2014, Weatherford, EOG Resources and US Well Services accounted for 32.1%, 30.6%, 16%, respectively, of our total revenues, and the remainder of our revenues represented sales to eleven customers.  Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.” As of March 13, 2017, we have approximately 63.3% of our current annual production capacity contracted under long-term take-or-pay contracts, with a volume-weighted average remaining term of approximately 3.1 years. For the years ended December 31, 2016, 2015 and 2014, we generated approximately 97.6%, 96.4% and 90.1%, respectively, of our revenues from raw frac sand delivered under long-term take-or-pay contracts. We sell raw frac sand under long-term contracts as well as in the spot market if we have excess production and the spot market conditions are favorable.

Our current contracts include agreed price ranges indexed to the price of crude oil (based upon the average WTI as listed on www.eia.doe.gov).  Our contracts contain provisions allowing for upward adjustment including: (i) annual percentage price escalators, or (ii) market factor increases, including a natural gas surcharge and/or a propane surcharge which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter.

Our contracts generally provide that, if we are unable to deliver the contracted minimum volume of raw frac sand, the customer has the right to purchase replacement raw frac sand from alternative sources, provided that our inability to supply is not the result of an excusable delay. In the event that the price of replacement raw frac sand exceeds the contract price and our inability to supply the contracted minimum volume is not the result of an excusable delay, we are responsible for the price difference. At December 31, 2016, we had significant levels of raw frac sand inventory on hand; therefore, the likelihood of any such penalties was considered remote.

Each of our contracts contains a minimum volume purchase requirement and provides for delivery of raw frac sand free carrier (“FCA”) at our Oakdale facility. Certain of our contracts allow the customer to defer a portion of the annual minimum volume to future contract years, subject to a maximum deferral amount. The mesh size specifications in our contracts vary and include a mix of 20/40, 30/50, 40/70 and 100 mesh raw frac sand. In the event that one or more of our current contract customers decides not to continue purchasing our raw frac sand following the expiration of its contract with us, we believe that we will be able to sell the volume of sand that they previously purchased to other customers through long-term contracts or sales on the spot market.

Our Relationship with Our Sponsor

Our sponsor is a fund managed by Clearlake Capital Group, L.P., which, together with its affiliates and related persons, we refer to as Clearlake. Clearlake Capital Group, L.P. is a leading private investment firm founded in 2006. With a sector-focused approach, the firm seeks to partner with world-class management teams by providing patient, long-term capital to dynamic businesses that can benefit from Clearlake’s operational improvement approach, O.P.S.SM. The firm’s core target sectors are industrials and energy; software, and technology-enabled services; and consumer. Clearlake currently has over $3 billion of assets under management and its senior investment principals have led or co-led 90 investments. We believe our relationship with Clearlake provides us with a unique resource to effectively compete for acquisitions within the industry by being able to take advantage of their experience in acquiring businesses to assist us in seeking out, evaluating and closing attractive acquisition opportunities over time.

Competition

The proppant industry is highly competitive. Please read “Risk Factors—Risks Inherent in Our Business—We face significant competition that may cause us to lose market share.” There are numerous large and small producers in all sand producing regions of the United States with whom we compete. Our main competitors include Badger Mining Corporation, Emerge Energy Services LP, Fairmount Santrol, Hi-Crush Partners LP, Unimin Corporation and U.S. Silica Holdings, Inc.

Although some of our competitors have greater financial and other resources than we do, we believe that we are competitively well positioned due to our low cost of production, transportation infrastructure and high-quality, balanced reserve profile. The most important factors on which we compete are product quality, performance, sand characteristics, transportation capabilities, reliability of supply and price. Demand for raw frac sand and the prices that we will be able to obtain for our products, to the extent not subject to a fixed price or take-or-pay contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of raw frac sand and other types of proppants such as resin-coated sand and ceramic proppant.

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities are limited to non-winter months. As a consequence, we experience lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduce to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold. We may also sell raw frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”

Insurance

We believe that our insurance coverage is customary for the industry in which we operate and adequate for our business. As is customary in the proppant industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third-party general liability insurance, employer’s liability, business interruption, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations.

Environmental and Occupational Health and Safety Regulations

We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of worker health, safety and the environment. Compliance with these laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, the occurrence of delays in the permitting or performance of projects, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

We do not believe that compliance by us and our customers with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. The following is a discussion of material environmental and worker health and safety laws, as amended from time to time that relate to our operations or those of our customers that could have a material adverse effect on our business.

Air Emissions

Our operations are subject to the federal Clean Air Act (“CAA”) and related state and local laws, which restrict the emission of air pollutants and impose permitting, monitoring and reporting requirements on various sources. These regulatory programs may require us to install emissions abatement equipment, modify operational practices, and obtain permits for existing or new operations. Obtaining air emissions permits has the potential to delay the development or continued performance of our operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or to address other air emissions-related issues. Changing and increasingly stricter requirements, future non-compliance, or failure to maintain necessary permits or other authorizations could require us to incur substantial costs or suspend or terminate our operations.

Climate change

In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the Earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. Also, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. The agreement was signed in April 2016, and became effective November 2016. The United States is one of over 70 nations having ratified or otherwise consented to be bound by the agreement. Although it is not possible at this time to predict how new laws or regulations in the United States or any legal requirements imposed following the United States’ agreeing to the Paris Agreement that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Water Discharges

The Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention control and countermeasure requirements require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak, and the development and maintenance of Spill Prevention Control and Countermeasure, or SPCC, plans at our facilities. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by the Army Corps of Engineers pursuant to an appropriately issued permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The EPA has issued final rules attempting to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In February 2016, a split three-judge panel of the Sixth Circuit Court of Appeals concluded that it has jurisdiction to review challenges to these final rules and the Sixth Circuit subsequently elected not to review this decision en banc but it is currently unknown whether other federal Circuit Courts or state courts currently considering this rulemaking will place their cases on hold, pending the Sixth Circuit’s hearing of the case. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Hydraulic Fracturing

We supply raw frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and oil from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our raw frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts and, in some instances, have pursued voter ballot initiatives of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

The adoption of new laws or regulations at the federal or state levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our raw frac sand. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our raw frac sand, have a material adverse effect on our business, financial condition and results of operations.

Non-Hazardous and Hazardous Wastes

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. In the course of our operations, we generate waste that are regulated as non-hazardous wastes and hazardous wastes, obligating us to comply with applicable standards relating to the management and disposal of such wastes. In addition, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in May 2016, several non-governmental environmental groups filed suit against the EPA in the U.S. District Court for the District of Columbia for failing to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, asserting that the agency is required to review its Subtitle D regulations every three years but has not conducted an assessment on those oil and natural gas waste regulations since July 1988. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our customers’ costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.

Site Remediation

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”) and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. We have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.

Endangered Species

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. As a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service is required to consider listing numerous species as endangered or threatened under the Endangered Species Act before the completion of the agency’s 2017 fiscal year. Current ESA listings and the designation of previously unprotected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our or our customers’ performance of operations, which could adversely affect or reduce demand for our raw frac sand.

Mining and Workplace Safety

Our sand mining operations are subject to mining safety regulation. MSHA is the primary regulatory organization governing raw frac sand mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date, these inspections have not resulted in any citations for material violations of MSHA standards.

OSHA has promulgated new rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. The MSHA is expected to adopt similar rules, although they may change as a result of multiple legal challenges against the OSHA rules. Airborne respirable silica is associated with a limited number of work areas at our site and is monitored closely through routine testing and MSHA inspection. If the workplace exposure limit is lowered significantly, we may be required to incur certain capital expenditures for equipment to reduce this exposure. Smart Sand voluntarily adheres to the National Industrial Sand Association’s (NISA) respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.

Environmental Reviews

Our operations may be subject to broad environmental review under the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.

State and Local Regulation

We are subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where our current projects are located, have state laws similar to NEPA; thus our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin has specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

Demand for raw frac sand in the oil and natural gas industry drove a significant increase in the production of frac sand. As a result, some local communities expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage and blasting. In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize dust from becoming airborne, control the flow of truck traffic, significantly curtail the amount of practicable area for mining activities, provide compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. To date, we have not experienced any material impact to our existing mining operations or planned capacity expansions as a result of these types of concerns. We would expect this trend to continue as oil and natural gas production increases.

In August 2014, we were accepted as a “Tier 1” participant in Wisconsin’s voluntary “Green Tier” program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Successful Tier 1 participants are required to demonstrate a strong record of environmental compliance, develop and implement an environmental management system meeting certain criteria, conduct and submit annual performance reviews to the Wisconsin Department of Natural Resources, promptly correct any findings of non-compliance discovered during these annual performance reviews, and make certain commitments regarding future environmental program improvements. Our most recent annual report required under the Tier 1 protocol was submitted to the Green Tier Program contact on July 28, 2016.

Employees

As of December 31, 2016, we employed 103 people. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Executive Officers of the Registrant

Charles E. Young

Charles E. Young was named Chief Executive Officer in July 2014. Mr. Young has also served as a director since September 2011. Mr. Young founded Smart Sand, LLC (our predecessor) and served as its President from November 2009 to August 2011. Mr. Young served as our President and Secretary from September 2011 to July 2014. Mr. Young has over 20 years of executive and entrepreneurial experience in the high-technology, telecommunications and renewable energy industries. He previously served as the President and Founder of Premier Building Systems, a construction, solar, geothermal and energy audit company in Pennsylvania and New Jersey from 2006 to 2011. Mr. Young serves as a director for GlobeLTR Energy, Inc., a privately-held company. Mr. Young received a B.A. in Political Science from Miami University. Mr. Young is the brother of William John Young, our Vice President of Sales and Logistics. We believe that Mr. Young’s industry experience and deep knowledge of our business makes him well suited to serve as Chief Executive Officer and Director.

Lee E. Beckelman

Lee E. Beckelman was named Chief Financial Officer in August 2014. From December 2009 to February 2014, Mr. Beckelman served as Executive Vice President and Chief Financial Officer of Hilcorp Energy Company, an exploration and production company. From February 2008 to October 2009, he served as the Executive Vice President and Chief Financial Officer of Price Gregory Services, Incorporated, a crude oil and natural gas pipeline construction firm until its sale to Quanta Services. Prior thereto, Mr. Beckelman served in various roles from 2002 to 2007 at Hanover Compressor Company, an international oil field service company, until its merger with Universal Compression to form Exterran Holdings. Mr. Beckelman received his BBA in Finance with High Honors from the University of Texas at Austin.

Robert Kiszka

Robert Kiszka was named Executive Vice President of Operations in May 2014. Mr. Kiszka has served as the Vice President of Operations since September 2011. Mr. Kiszka has over 20 years of construction, real estate, renewable energy and mining experience. Mr. Kiszka has been the owner of A-1 Bracket Group Inc. since 2005 and was a member of Premier Building Systems LLC from 2010 to 2011. Mr. Kiszka attended Pedagogical University in Krakow, Poland and Rutgers University.

William John Young

William John Young was named Executive Vice President of Sales and Logistics in October 2016. Mr. Young served as Vice President of Sales and Logistics from May 2014 to September 2016 and Director of Sales from November 2011 to April 2014. Prior to joining Smart Sand, Inc., Mr. Young was Director of Sales for Comcast Corporation from 2002 to 2011. Mr. Young brings over 20 years of experience in the mining, commercial telecommunications and broadband industries. Mr. Young received a BSc in Biology from Dalhousie University. Mr. Young is the brother of Charles E. Young, our Chief Executive Officer and member of our board of directors.

Susan Neumann

Susan Neumann was named Vice President of Accounting, Controller and Secretary in October 2016. Previously, Ms. Neumann was named Controller and Secretary in April 2013 and July 2014, respectively. Prior to joining Smart Sand, Inc. in April 2013, Ms. Neumann was an assurance senior manager at BDO USA, LLP (“BDO”). At BDO, she served in various roles in the assurance group from September 2000 to March 2013. Ms. Neumann received an MBA with a Global Perspective from Arcadia University in March 2008, and a B.A. in Accounting from Beaver College (currently Arcadia University) in May 2000.

Ronald P. Whelan

Ronald P. Whelan was named Vice President of Business Development in September 2016. Mr. Whelan has also served as Director of Business Development for Smart Sand, Inc. from April 2014 to August 2016 and prior to that he was the Operations Manager responsible for the design, development and production of the Oakdale facility from November 2011 to April 2014. Prior to joining Smart Sand, Mr. Whelan ran his own software design company from 2004 to 2011 and was a member of Premier Building Systems LLC from 2008 to 2009. Mr. Whelan has over 15 years of entrepreneurial experience in mining, technology and renewable energy industries. Mr. Whelan received a B.A. in Marketing from Bloomsburg University and M.S. in Instructional Technology from Bloomsburg University.

Item 1A. – Risk Factors

Risks Inherent in Our Business

Our business and financial performance depend on the level of activity in the oil and natural gas industry.

Substantially all of our revenues are derived from sales to companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of activity in oil and natural gas exploration, development and production. More specifically, the demand for the proppants we produce is closely related to the number of oil and natural gas wells completed in geological formations where sand-based proppants are used in fracturing activities. These activity levels are affected by both short- and long-term trends in oil and natural gas prices, among other factors.

In recent years, oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced a sustained decline from the highs in the latter half of 2014. Beginning in September 2014 and continuing through early 2016, increasing global supply of oil, including a decision by the Organization of the Petroleum Exporting Countries (“OPEC”) to sustain its production levels in spite of the decline in oil prices, in conjunction with weakened demand from slowing economic growth in the Eurozone and China, created downward pressure on crude oil prices resulting in reduced demand for our products and pressure to reduce our product prices. In November and December 2016, OPEC and non-OPEC producers reached a curtailment agreement to curb output for the first six months of 2017 which has led to less oil price volatility and increased drilling and well completion activity in the short term.  However, if the 2017 curtailment agreement is not upheld, this could lead to lower oil prices and reduced drilling and well completion activity which could adversely impact our operations. Furthermore, the availability of key resources that impact drilling activity has experienced significant fluctuations and could impact product demand.

A prolonged reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production and well completion activity and would result in a corresponding decline in the demand for the proppants we produce. Such a decline would have a material adverse effect on our business, results of operation and financial condition. The commercial development of economically-viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development, including the repeal of the percentage depletion allowance for oil and natural gas properties, may be eliminated as a result of proposed legislation. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

We previously had difficulty maintaining compliance with the covenants and ratios required under our former revolving credit facility. We may have similar difficulties with our new revolving credit facility. Failure to maintain compliance with these financial covenants or ratios could adversely affect our business, financial condition, results of operations and cash flows.

We have historically relied on our former revolving credit facility and expect to rely on our revolving credit facility to provide liquidity and support for our operations and growth objectives, as necessary. Our revolving credit facility requires us to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. For example, as of September 30, 2015, our total leverage ratio exceeded the threshold of 3.00 to 1.00 under our former revolving credit facility. We were in compliance with all other covenants at that time. On December 18, 2015, we entered into the fourth amendment to our former revolving credit facility (the “Fourth Amendment”) which, among other things, waived the event of default related to the September 30, 2015 leverage ratio. At September 30, 2016, we were in compliance with the covenants contained in our former revolving credit facility. At December 31, 2016 we were in compliance with the covenants contained in our existing revolving credit facility.

In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to curtail potential acquisitions, strategic growth projects, portions of our current operations and other activities. A lack of capital could result in a decrease in our operations, subject us to claims of breach under customer and supplier contracts and may force us to sell some of our assets or issue additional equity on an untimely or unfavorable basis, each of which could adversely affect our business, financial condition, results of operations and cash flows.

A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.

As of January 1, 2017, we were contracted to sell raw frac sand produced from our Oakdale facility under four long-term take-or-pay contracts with a weighted average remaining life of approximately 3.4 years. Because we have a small number of customers contracted under long-term take-or-pay contracts, these contracts subject us to counterparty risk. The ability or willingness of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of raw frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of raw frac sand for which they have contracted or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, a number of our existing contracts were adjusted in 2015 and early 2016 resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract, and one of our customers recently initiated negotiations to extend the commencement date of their contract. In the current market environment, customers have begun to purchase more volumes on a spot basis as compared to committing to term contracts, and we expect this trend to continue in the near term until oil and natural gas drilling and completion activity begins to increase. If any of our major customers substantially reduces or altogether ceases purchasing our raw frac sand and we are not able to generate replacement sales of raw frac sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues cash flows and financial condition if we are not able to replace these contracts with new sales volumes. For example, we had one contract of 1.1 million tons per year that expired in November 2016, and this contract was not renewed beyond its current term. Additionally, even if we were to replace any lost contract volumes, under current market conditions, lower prices for our product could materially reduce our revenues, cash flow and financial condition.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our business, results of operations and financial condition.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the production could have a material adverse effect on our business, results of operations and financial condition. The decline and volatility in natural gas and crude oil prices over the last two years has negatively impacted the financial condition of our customers and further declines, sustained lower prices, or continued volatility could impact their ability to meet their financial obligations to us. Further, our contract counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent one or more of our contract counterparties is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material nonpayment or nonperformance by our contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could adversely affect our business and results of operations. For example, in July 2016, one of our contracted customers, C&J Energy Services, filed for bankruptcy and rejected our contract, which had 2.3 years and 0.7 million tons contracted remaining under its term. There is no guarantee, however, that we will be able to find new customers for these contracted volumes, if needed, and even if we are able to find new customers for such volumes, we may be forced to sell at a price lower than what was agreed to with C&J Energy Services. C&J Energy Services also demanded a refund of the remaining balance of prepayments it claimed to have made pursuant to its contract with us. As of September 30, 2016, the balance of this prepayment was approximately $5 million and was presented as deferred revenue in the consolidated balance sheet. In November 2016, this claim was settled favorably for us; accordingly, the full amount of the prepayment was recognized as revenue in the fourth quarter of 2016. As part of this settlement, we were granted an unsecured bankruptcy claim of approximately $12 million; in December 2016, a third party purchased our unsecured claim for approximately $6.6 million, which was recognized in earnings in the fourth quarter.

Our proppant sales are subject to fluctuations in market pricing.

A majority of our supply agreements involving the sale of raw frac sand have market-based pricing mechanisms. Accordingly, in periods with decreasing prices, our results of operations may be lower than if our agreements had fixed prices. During these periods our customers may also elect to reduce their purchases from us and seek to find alternative, cheaper sources of supply. In periods with increasing prices, these agreements permit us to increase prices; however these increases are generally calculated on a quarterly basis and do not increase on a dollar-for-dollar basis with increases in spot market pricing. Furthermore, certain volume-based supply agreements may influence the ability to fully capture current market pricing. These pricing provisions may result in significant variability in our results of operations and cash flows from period to period.

Changes in supply and demand dynamics could also impact market pricing for proppants. A number of existing proppant providers and new market entrants have recently announced reserve acquisitions, processing capacity expansions and greenfield projects. In periods where sources of supply of raw frac sand exceed market demand, market prices for raw frac sand may decline and our results of operations and cash flows may continue to decline, be volatile, or otherwise be adversely affected. For example, beginning in September 2014 and continuing through 2016, increasing global supply of oil, in conjunction with weakened demand from slowing economic growth in the Eurozone and China, created downward pressure on crude oil prices resulting in reduced demand for hydraulic fracturing services leading to a corresponding reduced demand for our products and pressure to reduce our product prices. From September 2014 through December 2016, raw frac sand prices have decreased by approximately 24% per the Frac Sand Index compiled by the Department of Labor Statistics.

We face significant competition that may cause us to lose market share.

The proppant industry is highly competitive. The proppant market is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in this industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support.

Some of our competitors have greater financial and other resources than we do. In addition, our larger competitors may develop technology superior to ours or may have production facilities that offer lower-cost transportation to certain customer locations than we do. When the demand for hydraulic fracturing services decreases or the supply of proppant available in the market increases, prices in the raw frac sand market can materially decrease. Furthermore, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired and in the future may acquire their own raw frac sand reserves to fulfill their proppant requirements, and these other market participants may expand their existing raw frac sand production capacity, all of which would negatively impact demand for our raw frac sand. In addition, increased competition in the proppant industry could have an adverse impact on our ability to enter into long-term contracts or to enter into contracts on favorable terms.

We may be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our business, results of operations and financial condition.

Although we currently use a significant amount of our cash generated from our operations to fund the maintenance and development of our asset base, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in the new revolving credit facility or other future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our business, results of operations and financial condition.

Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional equity interests may result in significant dilution to our existing common stockholders.

Inaccuracies in estimates of volumes and qualities of our sand reserves could result in lower than expected sales and higher than expected production costs.

John T. Boyd, our independent reserve engineers, prepared estimates of our reserves based on engineering, economic and geological data assembled and analyzed by our engineers and geologists. However, raw frac sand reserve estimates are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of reserves and non-reserve raw frac sand deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable raw frac sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;
•	assumptions concerning future prices of raw frac sand, operating costs, mining technology improvements, development costs and reclamation costs; and
•	assumptions concerning future effects of regulation, including the issuance of required permits and the assessment of taxes by governmental agencies.

Any inaccuracy in John T. Boyd’s estimates related to our raw frac sand reserves or non-reserve raw frac sand deposits could result in lower than expected sales or higher than expected costs. For example, John T. Boyd’s estimates of our proven recoverable sand reserves assume that our revenue and cost structure will remain relatively constant over the life of our reserves. If these assumptions prove to be inaccurate, some or all of our reserves may not be economically mineable, which could have a material adverse effect on our results of operations and cash flows. In addition, our current customer contracts require us to deliver raw frac sand that meets certain API and ISO specifications. If John T. Boyd’s estimates of the quality of our reserves, including the volumes of the various specifications of those reserves, prove to be inaccurate, we may incur significantly higher excavation costs without corresponding increases in revenues, we may not be able to meet our contractual obligations, or our facilities may have a shorter than expected reserve life, any of which could have a material adverse effect on our results of operations and cash flows.

All of our sales are generated at one facility, and that facility is primarily served by one rail line. Any adverse developments at that facility or on the rail line could have a material adverse effect on our business, financial condition and results of operations.

All of our sales are currently derived from our Oakdale facility located in Oakdale, Wisconsin, which is served primarily by a single Class I rail line owned by Canadian Pacific. Any adverse development at this facility or on the rail line due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at our Oakdale facility, could result in us being unable to meet our contracted sand deliveries. Although we maintain insurance coverage to cover a portion of these types of risks, there are potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.

If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited.

A portion of our strategy to grow our business is dependent on our ability to make acquisitions. If we are unable to make acquisitions from third parties because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth may be limited. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;
•	inability to integrate successfully the businesses we acquire;
•	inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the overall costs of equity or debt;
•	diversion of management’s attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas; and
•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and common stockholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

We may not be able to complete greenfield development or expansion projects or, if we do, we may not realize the expected benefits.

Any greenfield development or expansion project requires us to raise substantial capital and obtain numerous state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could prevent us from pursuing the development or expansion project. In addition, if the demand for our products declines during a period in which we experience delays in raising capital or completing the permitting process, we may not realize the expected benefits from our greenfield facility or expansion project. Furthermore, our new or modified facilities may not operate at designed capacity or may cost more to operate than we expect. The inability to complete greenfield development or expansion projects or to complete them on a timely basis and in turn grow our business could adversely affect our business and results of operations.

Restrictions in our revolving credit facility may limit our ability to capitalize on potential acquisition and other business opportunities.

The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our revolving credit facility restricts or limits our ability to:

•	grant liens;
•	incur additional indebtedness;
•	engage in a merger, consolidation or dissolution;
•	enter into transactions with affiliates;
•	sell or otherwise dispose of assets, businesses and operations;
•	materially alter the character of our business as conducted at the time of filing of this annual report; and
•	make acquisitions, investments and capital expenditures.

Furthermore, our revolving credit facility contains certain operating and financial covenants. Our ability to comply with such covenants and restrictions contained in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the new revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, and any lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of the new revolving credit facility or any new indebtedness could have similar or greater restrictions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities—Our Credit Facility and Other Arrangements.”

We face distribution and logistical challenges in our business.

Transportation and logistical operating expenses comprise a significant portion of the costs incurred by our customers to deliver raw frac sand to the wellhead, which could favor suppliers located in close proximity to the customer. As oil and natural gas prices fluctuate, our customers may shift their focus to different resource plays, some of which may be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems, or seek contracts with additional delivery and pricing alternatives including contracts that sell product on an “as-delivered” basis at the target shale basin. Serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs and any delays we experience in optimizing our logistics infrastructure or developing additional origination and destination points may adversely affect our ability to renew existing contracts with customers seeking additional delivery and pricing alternatives. Disruptions in transportation services, including shortages of rail cars, lack of developed infrastructure, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could affect our ability to timely and cost effectively deliver to our customers and could temporarily impair the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our raw frac sand. Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, transloading fees, terminal switch fees and demurrage costs, could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Accordingly, because we are so dependent on rail infrastructure, if there are disruptions of the rail transportation services utilized by us or our customers, and we or our customers are unable to find alternative transportation providers to transport our products, our business and results of operations could be adversely affected. Further, declining volumes could result in additional rail car over-capacity, which would lead to rail car storage fees while, at the same time, we would continue to incur lease costs for those rail cars in storage. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our business, results of operations and financial condition.

We may be adversely affected by decreased demand for raw frac sand due to the development of effective alternative proppants or new processes to replace hydraulic fracturing.

Raw frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Raw frac sand is the most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from raw frac sand to other proppants, or the development of new processes to make hydraulic fracturing more efficient could replace it altogether, could cause a decline in the demand for the raw frac sand we produce and result in a material adverse effect on our business, results of operations and financial condition.

An increase in the supply of raw frac sand having similar characteristics as the raw frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all.

If significant new reserves of raw frac sand are discovered and developed, and those raw frac sands have similar characteristics to the raw frac sand we produce, we may be unable to renew or replace our existing contracts on favorable terms, or at all. Specifically, if high-quality raw frac sand becomes more readily available, our customers may not be willing to enter into long-term take-or-pay contracts, may demand lower prices or both, which could have a material adverse effect on our business, results of operations and financial condition.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our customers, which could cause a decline in the demand for our raw frac sand and negatively impact our business, results of operations and financial condition.

We supply raw frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important practice that is used to stimulate production of natural gas and oil from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production.

Although we do not directly engage in hydraulic fracturing activities, our customers purchase our raw frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted or are currently underway by the U.S. Environmental Protection Agency (“EPA”), and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

The adoption of new laws or regulations at the federal, state or local levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our raw frac sand. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our raw frac sand, have a material adverse effect on our business, financial condition and results of operations.

Our long-term take-or-pay contracts may preclude us from taking advantage of increasing prices for raw frac sand or mitigating the effect of increased operational costs during the term of those contracts.

The long-term take-or-pay contracts we have may negatively impact our results of operations. Our long-term take-or-pay contracts require our customers to pay a specified price for a specified volume of raw frac sand each month. Although our long-term take-or-pay contracts provide for price increases based on crude oil prices, such increases are generally calculated on a quarterly basis and do not increase dollar-for-dollar with increases in spot market prices. As a result, in periods with increasing prices our sales may not keep pace with market prices.

Additionally, if our operational costs increase during the terms of our long-term take-or-pay contracts, we will not be able to pass some of those increased costs to our customers. If we are unable to otherwise mitigate these increased operational costs, our net income could decline.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our operations.

We are not fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our business, results of operations and financial condition.

Energy costs, primarily natural gas and electricity, represented approximately 9.7% of our total cost of goods sold for the year ended December 31, 2016. Natural gas is currently the primary fuel source used for drying in our raw frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last two years, from a high of $4.12 per million British Thermal Units (“BTUs”) in November 2014 to a low of $1.73 per million BTUs in March 2016, and this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of propane or natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.

Increases in the price of diesel fuel may adversely affect our business, results of operations and financial condition.

Diesel fuel costs generally fluctuate with increasing and decreasing world crude oil prices and, accordingly, are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earthmoving equipment, locomotives and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. Accordingly, increased diesel fuel costs could have an adverse effect on our business, results of operations and financial condition.

A facility closure entails substantial costs, and if we close our facility sooner than anticipated, our results of operations may be adversely affected.

We base our assumptions regarding the life of our Oakdale facility on detailed studies that we perform from time to time, but our studies and assumptions may not prove to be accurate. If we close our Oakdale facility sooner than expected, sales will decline unless we are able to acquire and develop additional facilities, which may not be possible. The closure of our Oakdale facility would involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of our Oakdale facility, the fixed facility closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our business, results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with facility closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition may be adversely affected.

Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at our Oakdale facility. For our extraction and processing in Wisconsin, the permitting process is subject to federal, state and local authority. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are impacted, a U.S. Army Corps of Engineers Wetland Permit is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, endangered species, archeological assessments and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our business, results of operations and financial condition.

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to our property or lack appropriate water rights could cause us to lose any rights to explore, develop and extract minerals, without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event we have title deficiencies.

A shortage of skilled labor together with rising labor costs in the excavation industry may further increase operating costs, which could adversely affect our business, results of operations and financial condition.

Efficient sand excavation using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple tasks, including processing of mined minerals. If there is a shortage of experienced labor in Wisconsin, we may find it difficult to hire or train the necessary number of skilled laborers to perform our own operations which could have an adverse impact on our business, results of operations and financial condition.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees bring significant experience to the market environment in which we operate. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Failure to maintain effective quality control systems at our mining, processing and production facilities could have a material adverse effect on our business, results of operations and financial condition.

The performance and quality of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, results of operations and financial condition.

Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition.

Our business could be materially adversely affected by severe weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products, impact our operations by resulting in weather-related damage to our facilities and equipment and impact our customers’ ability to take delivery of our products at our plant site. Any weather-related interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations to deliver minimum volumes or result in a loss of productivity and an increase in our operating costs.

In addition, winter weather conditions impact our operations by causing us to halt our excavation and wet plant related production activities during the winter months. During non-winter months, we excavate excess sand to build a stockpile that will feed the dry plants which continue to operate during the winter months. Unexpected winter conditions (such as winter arriving earlier than expected or lasting longer than expected) may result in us not having a sufficient sand stockpile to operate our dry plants during winter months, which could result in us being unable to deliver our contracted sand amounts during such time and lead to a material adverse effect on our business, results of operations and financial condition.

Our cash flow fluctuates on a seasonal basis.

Our cash flow is affected by a variety of factors, including weather conditions and seasonal periods. Seasonal fluctuations in weather impact the production levels at our wet processing plant. While our sales and finished product production levels are contracted evenly throughout the year, our mining and wet sand processing activities are limited to non-winter months. As a consequence, we experience lower cash costs in the first and fourth quarter of each calendar year.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our raw frac sand. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Diminished access to water may adversely affect our operations or the operations of our customers.

The mining and processing activities at our facility requires significant amounts of water. Additionally, the development of oil and natural gas properties through fracture stimulation likewise requires significant water use. We have obtained water rights that we currently use to service the activities at our Oakdale facility, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we and our customers are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations.

We may be subject to interruptions or failures in our information technology systems.

We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.

Risks Related to Environmental, Mining and Other Regulation

We and our customers are subject to extensive environmental and occupational health and safety regulations that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state, and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials, and natural resources. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal CERCLA, may impose strict, retroactive, and joint and several liability for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store, or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs, and civil or criminal liability associated with releases of such materials into the environment, damages to property, natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including adoption of new, or changes in any existing environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

Any failure by us to comply with applicable environmental laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

•	issuance of administrative, civil, or criminal penalties;
•	denial, modification, or revocation of permits or other authorizations;
•	occurrence of delays in permitting or performance of projects;
•	imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and
•	requirements to perform site investigatory, remedial, or other corrective actions.

Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations, increase significantly our operating costs, or impose additional operating restrictions among our customers that reduce demand for our services.

We may not be able to comply with any new or amended laws and regulations that are adopted, and any new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down our facility. Additionally, our customers may not be able to comply with any new or amended laws and regulations, which could cause our customers to curtail or cease operations. We cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new or amended laws and regulations, or any material adverse effect that any new or modified standards will have on our customers and, consequently, on our operations.

Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration (“MSHA”) may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply with any new or amended laws and regulations that are adopted, and any new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the proppant industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of raw frac sand, may have the effect of discouraging our customers’ use of our raw frac sand. The actual or perceived health risks of mining, processing and handling proppants could materially and adversely affect proppant producers, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the frac sand industry.

We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of our operations.

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

We and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulation, that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, we and our customers are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration activities at mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining and hydraulic fracturing have on groundwater quality and availability. Our future success depends, among other things, on the quantity and quality of our raw frac sand deposits, our ability to extract these deposits profitably, and our customers being able to operate their businesses as they currently do.

In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed excavation or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public, or other third parties, or delay in the environmental review and permitting process also could delay or impair our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract or the pace of extraction of mineral deposits), our cost structure, or our customers’ ability to use our raw frac sand. Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.

Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

We are generally obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined. We are required under federal, state, and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The inability to acquire, maintain or renew such assurances, as required by federal, state, and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:

•	the lack of availability, higher expense, or unreasonable terms of such financial assurances;
•	the ability of current and future financial assurance counterparties to increase required collateral; and
•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain, or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition, and results of operations.

Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.

In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHGs”), including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the federal Clean Air Act (“CAA”). For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. The agreement was signed by the United States in April 2016, and entered into force in November 2016. The United States is one of over 70 nations having ratified or otherwise consented to be bound by the agreement; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. Although it is not possible at this time to predict how new laws or regulations in the United States or any legal requirements imposed following the United States’ agreeing to the Paris Agreement that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers, which could have an adverse, indirect effect on our operations and financial position. Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and our customers’ exploration and production operations.

Risks Related to Ownership of Our Common Stock

Our stock price could be volatile, and you may not be able to resell shares of your common stock at or above the price you paid.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Volatility in the market price of our •common stock may prevent you from being able to sell your common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating and financial performance;
•	quarterly variations in the rate of growth of our financial indicators, such as revenues, EBITDA, Adjusted EBITDA, production costs, net income, and net income per share;
•	the public reaction to our press releases, our other public announcements, and our filings with the SEC;
•	strategic actions by our competitors;
•	our failure to meet revenue or earnings estimates by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	the failure of research analysts to cover our common stock;
•	sales of our common stock by us, the Selling Shareholders, or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations, or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices, sand-based proppants, or industrial and recreational sand based products;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this "Risk Factors" section.

We will be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

We will be required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act as early as December 31, 2017. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls upon becoming a large accelerated filer, as defined in the SEC rules, or otherwise ceasing to qualify as an emerging growth company under the JOBS Act. We are evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. For example, we anticipate the need to hire additional administrative and accounting personnel to conduct our financial reporting.

We believe that the out-of-pocket costs, diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report such material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the stock price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

The concentration of our capital stock ownership among our largest stockholders and their affiliates will limit your ability to influence corporate matters.

After our February 2017 equity offering, including the exercise of the underwriters’ option to purchase additional shares from the Selling Shareholders, Clearlake beneficially owns approximately 26.6% of our outstanding common stock and our Chief Executive Officer beneficially owns approximately 15.1% of our outstanding common stock. Consequently, Clearlake and our Chief Executive Officer (each of whom we refer to as a “Principal Stockholder”) will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders agreement pursuant to which, so long as either Principal Stockholder maintains certain beneficial ownership levels of our common stock, each Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017.  This concentration of ownership and the rights of our Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Furthermore, conflicts of interest could arise in the future between us, on the one hand, and Clearlake and its affiliates, including its portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Clearlake is a private equity firm in the business of making investments in entities in a variety of industries. As a result, Clearlake’s existing and future portfolio companies which it controls may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

After our February 2017 equity offering, there are 20,297,500 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Clearlake. Under these provisions, neither Clearlake, its affiliates and investment funds, nor any of their respective principals, officers, members, managers and/or employees, including any of the foregoing who serve as our officers or directors, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our company who also serves or is a principal, officer, member, manager and/or employee of Clearlake or any of its affiliates or investment funds may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if attractive corporate opportunities are allocated by Clearlake to itself or its affiliates or investment funds instead of to us. The terms of our amended and restated certificate of incorporation are more fully described in “Description of Capital Stock” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•	provisions that divide our board of directors into three classes of directors, with the classes to be as nearly equal in number as possible;
•

provisions that prohibit stockholder action by written consent after the date on which our Principal Stockholders collectively cease to beneficially own at least 50% of the voting power of the outstanding shares of our stock entitled to vote;

•

provisions that provide that special meetings of stockholders may be called only by the board of directors or, for so long as a Principal Stockholder continues to beneficially own at least 20% of the voting power of the outstanding shares of our stock, such Principal Stockholder;

•

provisions that provide that our stockholders may only amend our certificate of incorporation or bylaws with the approval of at least 66 2/3% of the voting power of the outstanding shares of our stock entitled to vote, or for so long as our Principal Stockholders collectively continue to beneficially own at least 50% of the voting power of the outstanding shares of our stock entitled to vote, with the approval of a majority of the voting power of the outstanding shares of our stock entitled to vote;

•	provisions that provide that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•

provisions that establish advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We do not currently, and do not intend to, pay dividends on our common stock, and our debt agreements place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not currently, and do not plan to, declare dividends on shares of our common stock in the foreseeable future. Additionally, our existing revolving credit facility places certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you previously paid.

Future sales of our common stock in the public market could reduce our stock price, and the sale or issuance of equity or convertible securities may dilute your ownership in us.

We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. After our February 2017 equity offering, including the exercise of the underwriters’ option to purchase additional shares from the selling shareholders, we have outstanding 40,589,641 shares of common stock. Following the completion of our February 2017 equity offering, Clearlake beneficially owns 10,811,097 shares of our common stock, or approximately 26.6% of our total outstanding shares and our Chief Executive Officer beneficially owns 6,115,867 shares of our common stock, or approximately 15.1% of our total outstanding shares. All of the shares beneficially owned by Clearlake and our Chief Executive Officer are restricted from immediate resale under the federal securities laws and are subject to the lock-up agreements with the underwriters, but may be sold into the market in the future.

In connection with our initial public offering, we filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

We have provided certain registration rights for the sale of common stock by certain existing stockholders, including the Selling Shareholders, in the future. The sale of these shares could have an adverse impact on the price of our common stock or on any trading market that may develop.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management and other personnel will need to devote a substantial amount of time and financial resources to comply with obligations related to being a publicly-traded corporation. We currently estimate that we will incur approximately $1.4 million annually in additional operating expenses as a publicly-traded corporation that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 or issue more than $1.0 billion of non-convertible debt over a rolling three-year period.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

A loan previously made to our Chief Executive Officer that was outstanding at the time that we initially filed the Registration Statement may be deemed to be a violation of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits us from extending or maintaining credit to directors or executive officers in the form of a personal loan.

In January 2016, before we filed the Registration Statement, we provided a one-year loan to our Chief Executive Officer in the amount of $61,000. During the third quarter of 2016, this loan was fully forgiven and included as compensation to our Chief Executive Officer. Section 402 of the Sarbanes-Oxley Act of 2002 prohibits “issuers” from extending or maintaining credit to directors or executive officers in the form of a personal loan. As defined under the Sarbanes-Oxley Act of 2002, the term “issuer” includes, in addition to public companies, a company that has filed a registration statement that has not yet become effective under the Securities Act of 1933, as amended (the “Securities Act”) and that has not been withdrawn. Because we became an “issuer” when we filed the registration statement with the SEC and the loan was outstanding at that time, we may be deemed to have violated Section 402 of the Sarbanes-Oxley Act of 2002. Violations of the Sarbanes-Oxley Act of 2002 could result in significant penalties, including censure, cease and desist orders, revocation of registration and fines. It is also possible that the criminal penalties could exist if the violation was willful and not the result of an innocent mistake, negligence or inadvertence.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation will provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 1B. – Unresolved Staff Comments

None

Item 2. – Properties

Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality raw frac sand. Unlike some of our competitors, our mine, processing plants and primary rail loading facilities are in one location, which eliminates the need for us to truck sand on public roads between the mine and the production facility or between wet and dry processing facilities. Our on-site transportation assets include approximately seven miles of rail track in a double-loop configuration and three rail car loading facilities that are connected to a Class I rail line owned by Canadian Pacific, which enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ raw frac sand transportation needs. We ship a substantial portion of our sand volumes (approximately 57% in 2016; 76% during the second half of 2016) in unit train shipments through rail cars that our customers own or lease and deliver to our facility. We believe that we are one of the few raw frac sand producers with a facility custom-designed for the specific purpose of delivering raw frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains. Our ability to handle multiple rail car sets allows for the efficient transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility.

We believe our customized on-site logistical configuration yields lower overall operating and transportation costs compared to manifest train or single-unit train facilities as a result of our higher rail car utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. Unit train operations such as ours can double or triple the average number of loads that a rail car carries per year reducing the number of rail cars needed to support our operations thus limiting our exposure to unutilized rail cars and the corresponding storage and lease expense. We believe that our Oakdale facility’s connection to the Canadian Pacific rail network, combined with our unit train logistics capabilities, will provide us enhanced flexibility to serve customers located in shale plays throughout North America. In addition, we have invested in a transloading facility on the Union Pacific rail network in Byron Township, Wisconsin, approximately 3.5 miles from our Oakdale facility. This facility is operational and provides us with the ability to ship directly on the Union Pacific network to locations in the major operating basins in the Western and Southwestern United States, which should facilitate more competitive pricing among our rail carriers. With the addition of this transload facility, we believe we are the only raw frac sand mine in Wisconsin with dual served railroad shipment capabilities on the Canadian Pacific and Union Pacific, which should provide us more competitive logistics options to the market relative to other Wisconsin based sand mining and production facilities.

In addition to the Oakdale facility, our Hixton site consists of approximately 959 acres in Jackson County, Wisconsin. The Hixton site is fully permitted to initiate operations and is available for future development. As of August 2014, our Hixton site had approximately 100 million tons of proven recoverable sand reserves. This location is located on a Class I rail line, the Canadian National.

The following tables provide key characteristics of our Oakdale facility and Hixton site:

Our Oakdale Facility (as of December 31, 2016)

Facility Characteristic	Description
Site geography	Situated on 1,196 contiguous acres, with on-site processing and rail loading facilities.
Proven recoverable reserves	332 million tons.
Deposits	Sand reserves of up to 200 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 19% of 20/40 and coarser substrate, 41% of 40/70 mesh substrate and approximately 40% of 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Generally shallow overburden allowing for surface excavation.
Annual processing capacity	3.3 million tons with plans to expand to 4.4 million tons with anticipated completion of this expansion by year-end 2017.
Logistics capabilities

Dual served rail line logistics capabilities. On-site transportation infrastructure capable of simultaneously accommodating multiple unit trains and connected to the Canadian Pacific rail network. Additional transload facility located approximately 3.5 miles from the Oakdale facility in Byron Township that provides access to the Union Pacific rail network.

Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.
Expansion Capabilities	We believe that with further development and permitting the Oakdale facility could ultimately be expanded to allow production of up to 9 million tons of raw frac sand per year.

Our Hixton Site (As of August 2014)

Facility Characteristic	Description
Site geography	Situated on 959 contiguous acres, with access to a Canadian National Class I rail line.
Proven recoverable reserves	100 million tons.
Deposits	Sand reserves with an average thickness of 120 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 72% of 70 mesh and coarser substrate and approximately 28% of 100 mesh substrate.
Logistics capabilities	Planned on-site transportation infrastructure capable of simultaneously accommodating multiple unit trains and connected to the Canadian National rail network.
Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.

Our Reserves

We believe that our strategically located Oakdale and Hixton sites provide us with a large and high-quality mineral reserves base. Mineral resources and reserves are typically classified by confidence (reliability) levels based on the level of exploration, consistency and assurance of geologic knowledge of the deposit. This classification system considers different levels of geoscientific knowledge and varying degrees of technical and economic evaluation. Mineral reserves are derived from in situ resources through application of modifying factors, such as mining, analytical, economic, marketing, legal, environmental, social and governmental factors, relative to mining methods, processing techniques, economics and markets. In estimating our reserves, John T. Boyd does not classify a resource as a reserve unless that resource can be demonstrated to have reasonable certainty to be recovered economically in accordance with the modifying factors listed above. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 defines “proven (measured) reserves” as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

In estimating our reserves, as listed in the table above, John T. Boyd categorizes our reserves as proven recoverable in accordance with these SEC definitions. The quantity and nature of the sand reserves at our Oakdale site are estimated by third-party geologists and mining engineers, and we internally track the depletion rate on an interim basis. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves.

Our Oakdale reserves are located on 1,196 contiguous acres in Monroe County, Wisconsin. We own our Monroe County acreage in fee and acquired surface and mineral rights on all of such acreage from multiple landowners in separate transactions. Our mineral rights are subject to an aggregate non-participating royalty interest of $0.50 per ton sold of coarser than 70 mesh, which we believe is significantly lower than many of our competitors.

In addition to the Oakdale facility, we own the Hixton site that is on approximately 959 acres in Jackson County, Wisconsin. The Hixton site is fully permitted and available for future development. We own our Jackson County acreage in fee and acquired surface and mineral rights on all of such acreage from multiple landowners in separate transactions. Our mineral rights are subject to an aggregate non-participating royalty interest of $0.50 per ton sold of coarser than 70 mesh, which we believe is significantly lower than many of our competitors.

To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the reserve determination. Based on their review of our cost structure and their extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. John T. Boyd further assumed that if our revenue per ton remained relatively constant over the life of the reserves, our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

The cutoff grade used by John T. Boyd in estimating our reserves considers sand that falls between 20 and 140 mesh sizes as proven recoverable reserves, meaning that sands within this range are included in John T. Boyd’s estimate of our proven recoverable. In addition, John T. Boyd’s estimate of our reserves adjusts for mining losses of 10% and processing losses through the wet plant and dry plants, for a total yield of the in-place sand resource. Our processing losses are primarily due to minus 140 mesh sand being removed at the wet processing plant, plus 20 mesh sand being removed in the dry plants (including moisture) through normal attrition and all other material discarded as waste (including clay and other contaminants).

During wet plant processing operations, the wet plant process water leaving the wet plant is pumped into a settling basin for the ultra-fine (minus 140 mesh) sand to settle. The settling basin allows the wet plant process water to flow back to the fresh water pump pond via a canal system to its original starting point. The fresh water pump pond, wet plant, settling basin and canal system complete an enclosed circuit for continuous recycled wet plant process water.

Wet plant process tailings are temporarily piled and/or stored. Tailings are systematically used throughout the mining operation for various purposes such as reclamation, roads and soil stabilization. Dry plant process material discharged during the drying process is temporarily piled and/or stored for various purposes such as reclamation and soil stabilization, and it is commonly recycled through the wet plant process.

Our Oakdale reserves are a mineral resource deposited over millions of years. Approximately 500 million years ago, quartz rich Cambrian sands were deposited in the upper Midwest region of the United States. During the Quaternary era, glaciation and erosion caused by the melting of glaciers removed millions of years of bedrock, to expose the Cambrian sandstone deposit, near the surface. Our deposits are located in an ancient marine setting, which is the reason our deposit is well sorted and rounded. The high quartz content of the Cambrian sands and the monocrystalline structure of our deposits are responsible for the extremely high crush strength relative to other types of sand. The deposit found in our open-pit Oakdale mine and our Hixton site is a Cambrian quartz sandstone deposit that produces high-quality Northern White raw frac sand with a silica content of 99%.

Although crush strength is one of a number of characteristics that define the quality of raw frac sand, it is a key characteristic for our customers and other purchasers of raw frac sand in determining whether the product will be suitable for its desired application. For example, raw frac sand with exceptionally high crush strength is suitable for use in high pressure downhole conditions that would otherwise require the use of more expensive resin-coated or ceramic proppants.

The sand deposit at our formation does not require crushing or extensive processing to eliminate clays or other contaminants, enabling us to cost-effectively produce high-quality raw frac sand meeting API specifications. In addition, the sand deposit is present to a depth of approximately 200 feet, with a generally shallow overburden of less than 10 feet, on average, over the entire property. The shallow depth of the sand deposits allows us to conduct surface mining rather than underground mining, which lowers our production costs and decreases safety risks as compared to underground mining. All of our surface mining is currently conducted utilizing excavators and trucks to deliver sand to the wet plant. We have considered utilizing other mining methods, such as a dredge operation, and may continue evaluating other mining methods from time to time in the future.

Our Oakdale Facility

We began construction of our Oakdale facility in November 2011 and commenced operations in July 2012. Prior to our commencement of operations, we performed surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The process was performed with the assistance of John T. Boyd. Before acquiring new acreage in the future, including material additional acreage adjacent to our Oakdale site, we will perform similar procedures.

Our Oakdale wet plant facility is comprised of a steel structure and relies primarily on industrial grade aggregate processing equipment to process up to 3.3 million tons per year of wet sand. Our Oakdale dry plants sit inside insulated metal buildings designed to minimize weather-related effects during winter months. Each building contains one 200 ton per hour propane-or natural gas-fired fluid bed dryer as well as four to six high-capacity mineral separators. Each dryer is capable of producing over 1.1 million tons per year of dry Northern White raw frac sand in varying gradations, including 20/40, 30/50, 40/70 and 100 mesh. For the year ended December 31, 2016, we sold approximately 0.8 million tons of raw frac sand and produced approximately 0.9 million tons of raw frac sand. Substantially all of our sales volumes have historically, and are currently, sold FCA our Oakdale facility. Generally, logistics costs can comprise 60-80% of the delivered cost of Northern White raw frac sand, depending on the basin into which the product is delivered. Some of our competitors’ sales volumes, and a small portion of our 2016 sales volumes, are sold FCA basin.

The surface excavation operations at our Oakdale site are conducted by our employees with leased or purchased heavy equipment. The mining technique at our Oakdale site is open-pit excavation of our silica deposits. The excavation process involves clearing and grubbing vegetation and trees overlying the proposed mining area. The initial shallow overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our Oakdale site. In situations where the sand-bearing geological formation is tightly cemented, it may be necessary to utilize blasting to make the sand easier to excavate.

A track excavator and articulated trucks are utilized for excavating the sand at several different elevation levels of the active pit. The pit is dry mined, and the water elevation is maintained below working level through a dewatering and pumping process. The mined material is loaded and hauled from different areas of the pit and different elevations within the pit to the primary loading facility at our mine’s on-site wet processing facility.

Once processed and dried, sand from our Oakdale facility is stored in one of ten on-site silos with a combined storage capacity of 27,000 tons. In addition to the 27,000 tons of silo capacity, we own approximately seven miles of on-site rail track (in a double-loop configuration) that is connected to the Canadian Pacific rail network and that is used to stage and store empty or recently loaded customer rail cars. Our strategic location adjacent to a Canadian Pacific mainline provides our customers with the ability to transport Northern White raw frac sand from our Oakdale facility to all major unconventional oil and natural gas basins currently producing in the United States. For additional information regarding our transportation logistics and infrastructure, please read “—Transportation Logistics and Infrastructure.”

Our Oakdale facility undergoes regular maintenance to minimize unscheduled downtime and to ensure that the quality of our raw frac sand meets applicable API and ISO standards and our customers’ specifications. In addition, we make capital investments in our facility as required to support customer demand and our internal performance goals. Because raw sand cannot be wet-processed during extremely cold temperatures, our wet plant typically operates only seven to eight months out of the year. Except for planned and unplanned downtime, our dry plants operate year-round.

As of December 31, 2016, we have utilized approximately 135 acres for facilities and mining operations, or only 11% of Oakdale location.

Transportation Logistics and Infrastructure

Historically, all of our product has been shipped by rail from our approximately seven-mile on-site rail spur, in a double-loop configuration, that connects our Oakdale facility to a Canadian Pacific mainline. The length of this rail spur and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. This configuration also enables us to accommodate multiple unit trains simultaneously, which significantly increases our efficiency in meeting our customers’ raw frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and efficient method of shipping than the standard method of rail shipment. While many of our competitors may be able to handle a single unit train, we believe that our Oakdale facility is one of the few raw frac sand facilities in the industry that is able to simultaneously accommodate multiple unit trains in its rail yard.

The ability to handle multiple rail car sets is particularly important in order to allow for the efficient transition of the locomotive from empty inbound trains to fully-loaded outbound trains at the originating mine. For example, in a “hook-and-haul” operation, inbound locomotive power arriving at the mine unhooks from an empty train and hooks up to a fully loaded unit car train waiting at the rail yard with a turnaround time of as little as two hours. We believe that this type of operation typically yields lower operating and transportation costs compared to manifest train traffic movements as a result of higher rail car utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. We believe that this is a key differentiator as currently rail cars are in high demand in the industry and hook-and-haul operations can increase the average number of turns per year of a rail car from seven to nine turns per year for manifest train shipments to over 20 turns per year while reducing demand variability for locomotive services. We believe that we are one of the few raw frac sand producers with a facility custom-designed for the specific purpose of delivering raw frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains, a capability that requires sufficient acreage, loading facilities and rail spurs.

In addition, we recently constructed a transload facility on a rail line owned by the Union Pacific in Byron Township, Wisconsin, approximately 3.5 miles from the Oakdale facility. This transload facility will allow us to ship sand directly to our customers on more than one rail carrier. This facility has been operational since June 2016 and should provide increased delivery options for our customers, greater competition among our rail carriers and potentially lower freight costs. With the addition of this transload facility, we believe we are the only mine in Wisconsin with dual served railroad shipment capabilities on the Canadian Pacific and Union Pacific railroads, which should provide us more competitive logistics options to the market relative to other Wisconsin-based sand mining and production facilities.

The logistics capabilities of raw frac sand producers are important to customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store raw frac sand in large quantities near their job sites, they seek to arrange for product to be delivered where and as needed, which requires predictable and efficient loading and shipping of product. The integrated nature of our logistics operations, our approximate seven-mile on-site rail spur and our ability to ship using unit trains enable us to handle rail cars for multiple customers simultaneously, which:

•	minimizes the time required to successfully load shipments, even at times of peak activity;
•	eliminates the need to truck sand on public roads between the mine and the production facility or between wet and dry processing facilities; and
•	minimizes transloading at our Oakdale site, lowers product movement costs and minimizes the reduction in sand quality due to handling.

In addition, with the transload facility now operational at Byron Township, our Oakdale facility is now dual served and capable of shipping sand directly on the Canadian Pacific and Union Pacific rail lines. Together, these advantages provide our customers with a reliable and efficient delivery method from our facility to each of the major U.S. oil and natural gas producing basins, and allow us to take advantage of the increasing demand for such a delivery method.

Item 3. – Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Item 4. – Mine Safety Disclosures

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

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock, traded publicly under the symbol, “SND,” have been publicly traded since November 4, 2016, when our common stock was listed and began trading on the NASDAQ Global Select Markets (“NASDAQ”).  Prior to that date, there was no public market for our stock.

The following table sets forth, for the reporting period indicated, the high and low market prices per share of our common stock, as reported on the NASDAQ.

	Sales Price
	Low	High
Fiscal 2016
November 4, 2016 - December 31, 2016	$10.30	$16.97

Holders of Record

On March 13, 2017, there were 40,589,641 shares of our common stock outstanding, which were held by approximately 33 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Smart Sand, Inc. Comparative Stock Performance Graph

The information contained in this Smart Sand, Inc. Comparative Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Russell 3000 Index, the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index and a composite average of publicly traded proppant peer companies (Fairmount Santrol Holding, Inc., U.S. Silica Holding, Inc., Hi-Crush Partners LP, CARBO Ceramics, Inc. and Emerge Energy Services, LP) since November 4, 2016, the first day our stock traded on the NASDAQ.

The Graph assumes $100 was invested on November 4, 2016, the first day our stock was traded on the NASDAQ, in our common stock, the Russell 3000, the Standard and Poor’s Small Cap 600 GICS Oil &Gas Equipment & Services Sub-Industry Index and a composite of publicly traded proppant peer companies. The cumulative total return assumes the reinvestment of all dividends. We elected to include the stock performance of a composite of our publicly traded peers as we believe it is an appropriate benchmark for our line of business/industry.

Recent Sales of Unregistered Securities

During the past three years, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to exemptions available under the Securities Act.

The following table sets forth information on the restricted stock awards issued by us in the three years preceding the filing of this annual report. The Company did not receive any consideration upon the grant of Restricted Stock.

Date	Person or Class of Person	Restricted Stock
April 29, 2013	Employee	11,000
August 14, 2013	Employee	5,500
June 10, 2014	Executive Officers	176,000
June 10, 2014	Employee	33,000
June 10, 2014	Director	11,000
August 1, 2014	Executive Officer	33,000
August 11, 2014	Executive Officer	77,000
August 11, 2014	Employee	4,400
October 31, 2014	Employee	4,400
February 4, 2015	Director	22,000
February 4, 2015	Director	22,000
March 15, 2016	Executive Officers	81,400
March 15, 2016	Employees	79,200

The issuances of common stock described above represent grants of restricted stock under our compensation plans to our officers, directors and employees in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule.

Item 6. – Selected Financial Data

The selected historical consolidated financial data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this document.

	Year Ended December 31,
	2016 (4)	2015	2014
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$59,231	$47,698	$68,170
Cost of goods sold	26,569	21,003	29,934
Gross profit	32,662	26,695	38,236
Operating expenses:
Salaries, benefits and payroll taxes	7,385	5,055	5,088
Depreciation and amortization	384	388	160
Selling, general and administrative	4,502	4,669	7,222
Total operating expenses	12,271	10,112	12,470
Operating income	20,391	16,583	25,766
Other (expenses) income:
Preferred stock interest expense (1)	(5,565)	(5,078)	(5,601)
Other interest expense	(2,862)	(2,748)	(2,231)
Other income	8,860	362	370
Total other expenses, net (1)	433	(7,464)	(7,462)
Loss on extinguishment of debt	(1,051)	—	(1,230)
Income before income tax expense (1)	19,773	9,119	17,074
Income tax expense	9,394	4,129	9,518
Net income (1)	$10,379	$4,990	$7,556
Net income per common share (1):
Basic	$0.43	$0.23	$0.34
Diluted	$0.42	$0.19	$0.29
Weighted-average number of common shares:
Basic	24,322	22,114	22,040
Diluted	24,579	26,400	26,243
Balance Sheet Data (at period end):
Property, plant and equipment, net	$104,096	$108,928	$85,815
Total assets	173,452	132,564	109,629
Long-term debt obligations	860	64,583	60,842
Total stockholders' equity (deficit) (1)	142,442	3,729	(1,957)
Cash Flow Statement Data:
Net cash provided by operating activities	$26,703	$30,703	$22,137
Net cash used in investing activities	(2,470)	(29,375)	(30,888)
Net cash provided by financing activities	19,405	1,766	7,434
Other Data:
Capital expenditures (3)	(546)	$28,102	$34,719
Cash dividends declared per common share	—	—	—
Adjusted EBITDA (2)	37,839	23,881	33,330
Production costs (2)	12,728	10,114	20,690

(1)

Amounts previously reported have been updated to reflect the impacts of the immaterial correction disclosed in Note 1 to the audited financial statements as of and for the years ended December 31, 2016, 2015 and 2014.

(2)

For our definitions of the non-GAAP financial measures of Adjusted EBITDA and Production costs and reconciliations of Adjusted EBITDA and Production costs to our most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

(3)	Negative capital expenditures for the year ended December 31, 2016 resulted from various deposits received for projects included in construction in progress.
(4)	2016 financial data above includes the impact of our initial public offering (“IPO”), including proceeds received and additional charges incurred.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, “Selected Financial Data,” the description of the business appearing in Item 1, “Business,” of this report, and the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors.”

Overview

We are a pure-play, low-cost producer of high-quality Northern White raw frac sand, which is a preferred proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We sell our products primarily to oil and natural gas exploration and production companies and oilfield service companies under a combination of long-term take-or-pay contracts and spot sales in the open market. We believe that the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities and the industry experience of our senior management team have positioned us as a highly attractive source of raw frac sand to the oil and natural gas industry.

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 332 million tons of proven recoverable sand reserves as of December 31, 2016. We began operations with 1.1 million tons of processing capacity in July 2012, expanded to 2.2 million tons capacity in August 2014, and increased to 3.3 million tons in September 2015. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver up to approximately 3.3 million tons of raw frac sand per year.

On November 9, 2016, we completed our initial public offering (the “IPO”) of 11,700,000 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to a Registration Statement on Form S-1, as amended (File No. 333-213692), initially filed with the SEC on September 19, 2016 pursuant to the Securities Act. The material provisions of the IPO are described in the IPO prospectus. We granted the underwriters an option for a period of 30 days to purchase up to an additional 877,500 shares of Common Stock at the initial offering price, and the Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 877,500 shares of Common Stock at the initial offering price. On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Shareholders.

On February 1, 2017, we entered into an Underwriting Agreement providing for the offer and sale of 1,500,000 shares of common stock at a price of $17.50 per share, generating net proceeds to us of $24.3 million before underwriting discounts and expenses. We intend to use the net proceeds from this offering for future capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the Selling Shareholders sold 4,450,000 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by the Selling Shareholders. The Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an additional 892,500 shares of common stock. On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders.  We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

Our Assets and Operations

Our sand reserves include a balanced concentration of coarse (20/40, 30/50 and 40/70 gradation) sands and fine (60/140 gradation, which we refer to in this annual report as “100 mesh”) sand. Our reserves contain deposits of approximately 19% of 20/40 and coarser substrate, 41% of 40/70 mesh substrate and approximately 40% of 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends. We believe that this mix of coarse and fine sand reserves, combined with contractual demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. In addition, our approximate 332 million tons of proven recoverable reserves implies a reserve life of approximately 102 years based on our current annual processing capacity of 3.3 million tons per year. This long reserve life enables us to better serve demand for different types of raw frac sand as compared to mines with shorter reserve lives. We currently have plans to increase our wet and dry plant processing capacity in order to produce up to approximately 4.4 million tons of raw frac sand per year. We currently have one wet plant and one dryer in storage at Oakdale that will utilized as part of this capacity expansion.

Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality raw frac sand. Unlike some of our competitors, our primary processing and rail loading facilities are located in close proximity at the mine site, which eliminates the need for us to truck sand on public roads between the mine and the production facility or between wet and dry processing facilities. Our on-site transportation assets include approximately seven miles of rail track in a double-loop configuration and three rail car loading facilities that are connected to a Class I rail line owned by Canadian Pacific. This enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ raw frac sand transportation needs. Our Oakdale facility is dual served with connections to the Canadian Pacific and Union Pacific networks. In addition, we have a transload facility approximately 3.5 miles from the Oakdale facility in Byron Township, Wisconsin that provides us with the ability to ship sand to our customers on the Union Pacific network. We believe that we are the only sand facility in Wisconsin that has dual served rail capabilities, which should create competition among our rail carriers and allow us to provide more competitive logistics options for our customers. Most of our product is shipped via unit trains, which we believe should yield lower operating and transportation costs compared to manifest train or single-unit train facilities due to our higher rail car utilization, more efficient use of locomotive power and more predictable movement of products between mine and destination. We believe that the combination of efficient production and processing, our well-designed plant, our dual served rail access and our focus on shipping sand in unit trains offer a considerable economic advantage to our customers.

Overall Trends and Outlook

Industry Trends Impacting Our Business

Unless otherwise indicated, the information set forth under “—Industry Trends Impacting Our Business,” including all statistical data and related forecasts, is derived from The Freedonia Group’s Industry Study #3302, “Proppants in North America,” published in September 2015, Spears & Associates’ “Hydraulic Fracturing Market 2005-2017” published in the fourth quarter 2016, PropTester, Inc. and Kelrik, LLC’s “2015 Proppant Market Report” published in March 2016 and Baker Hughes’ “North America Rotary Rig Count” published July 2016. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”

Demand Trends

According to Spears, the U.S. proppant market, including raw frac sand, ceramic and resin-coated proppant, was approximately 35.5 million tons in 2016. Kelrik estimates that the total raw frac sand market in 2015 represented approximately 92.3% of the total proppant market by weight. Market demand in 2015 dropped by approximately 28% from 2014 record demand levels (and a further estimated decrease of 43% in 2016 from 2015) due to the downturn in commodity prices since late 2014, which led to a corresponding decline in oil and natural gas drilling and production activity. Conversely, according to the Freedonia Group, during the period from 2009 to 2014, proppant demand by weight increased by 42% annually. Spears estimates from 2016 through 2020 proppant demand is projected to grow by 37.0% per year, from 35.5 million tons per year to 125 million tons per year, representing an increase of approximately 89.5 million tons in annual proppant demand over that time period.

This change in demand has impacted contract discussions and negotiated terms with our customers as existing contracts have been adjusted resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes, inclusion of monthly reservation charges and length of contract. We believe we have mitigated the short-term negative impact on revenues of some of these adjustments through contractual shortfall and reservation payments. During the market downturn, customers began to purchase more volumes on a spot basis as compared to committing to term contracts, and this trend continued until oil and natural gas drilling and completion activity began to increase beginning in the fourth quarter of 2016. However, drilling and completion activity has begun to return to higher levels, and we believe customers will begin to more actively consider contracting proppant volumes under term contracts rather than continuing to rely on buying proppant on a spot basis in the market.

While demand for proppant has declined since late 2014 in connection with the downturn in commodity prices and the corresponding decline in oil and natural gas drilling and production activity, we believe that the demand for proppant will increase over the medium and long term as commodity prices rise from their recent lows, which will lead producers to resume completion of their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, we believe that demand for proppant will be amplified by the following factors:

•	improved drilling rig productivity, resulting in more wells drilled per rig per year;
•	completion of exploration and production companies’ inventory of drilled but uncompleted wells;
•	increases in the percentage of rigs that are drilling horizontal wells;
•	increases in the length of the typical horizontal wellbore;
•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;
•	increases in the volume of proppant used per fracturing stage;
•	renewed focus of exploration and production companies to maximize ultimate recovery in active reservoirs through downspacing; and
•	increasing secondary hydraulic fracturing of existing wells as early shale wells age.

Recent growth in demand for raw frac sand has outpaced growth in demand for other proppants, and industry analysts predict that this trend will continue. As well completion costs have increased as a proportion of total well costs, operators have increasingly looked for ways to improve per well economics by lowering costs without sacrificing production performance. To this end, the oil and natural gas industry is shifting away from the use of higher-cost proppants towards more cost-effective proppants, such as raw frac sand. Evolution of completion techniques and the substantial increase in activity in U.S. oil and liquids-rich resource plays has further accelerated the demand growth for raw frac sand.

Demand growth for raw frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop. While current horizontal rig counts have fallen significantly from their peak of approximately 1,370 in 2014, rig count grew at an annual rate of 18.7% from 2009 to 2014. Additionally, the percentage of active drilling rigs used to drill horizontal wells, which require greater volumes of proppant than vertical wells, has increased from 42.2% in 2009 to 68.4% in 2014, and as of July 2016 the percentage of rigs drilling horizontal wells is 77% according to the Baker Hughes Rig Count. Moreover, the increase of pad drilling has led to a more efficient use of rigs, allowing more wells to be drilled per rig. As a result of these factors, well count, and hence proppant demand, has grown at a greater rate than overall rig count. Spears estimates that in 2018, proppant demand will exceed the 2014 peak (of approximately 74.0 million tons) and reach 85 million tons even though the projection assumes approximately 10,000 fewer wells will be drilled. Spears estimates that average proppant usage per well will be approximately 5,000 tons per well by 2020. Kelrik notes that current sand-based slickwater completions use in excess of 7,500 tons per well of proppant.

In general, oil and liquids-rich wells use a higher proportion of coarser proppant while dry gas wells typically use finer grades of sand. In the past, with the majority of U.S. exploration and production spending focused on oil and liquids-rich plays, demand for coarser grades of sand exceeded demand for finer grades; however, due to innovations in completion techniques, demand for finer grade sands has also shown a considerable resurgence. According to Kelrik, a notable driver impacting demand for fine mesh sand is increased proppant loadings, specifically, larger volumes of proppant placed per frac stage. Kelrik expects the trend of using larger volumes of finer mesh materials such as 100 mesh sand and 40/70 sand, to continue.

According to The Freedonia Group, development of unconventional resources such as shale oil and natural gas has been the driving force behind growth in proppant demand over the past decade. While significant demand began with drilling in the Barnett Shale, more recent growth has been in liquids-rich plays such as the Permian and Eagle Ford Shales. Demand in these and similar formations had been driven by high oil prices, which spurred drilling activity, and by the depth and challenging geology of these wells, which require larger amounts of proppant to complete as they involve more fracturing stages. However, the drop in oil prices that began in June 2014 slowed drilling activity in liquids-rich plays and, therefore, adversely affected proppant demand. A recovery of both oil and natural gas prices should renew demand in most liquid and gas shale fields.

Supply Trends

In recent years, customer demand for high-quality raw frac sand outpaced supply. Several factors contributed to this supply shortage, including:

•	the difficulty of finding frac sand reserves that meet API specifications and satisfy the demands of customers who increasingly favor high-quality Northern White raw frac sand;
•	the difficulty of securing contiguous raw frac sand reserves large enough to justify the capital investment required to develop a processing facility;
•	the challenges of identifying reserves with the above characteristics that have rail access needed for low-cost transportation to major shale basins;
•	the hurdles to securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities;
•

local opposition to development of certain facilities, especially those that require the use of on-road transportation, including moratoria on raw frac sand facilities in multiple counties in Wisconsin and Minnesota that hold potential sand reserves; and

•	the long lead time required to design and construct sand processing facilities that can efficiently process large quantities of high-quality raw frac sand.

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. The ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential raw frac sand facility. Further constraining the supply and throughput of Northern White raw frac sand, is that not all of the large reserve mines have onsite excavation and processing capability. Additionally, much of the recent capital investment in Northern White raw frac sand mines was used to develop coarser deposits in western Wisconsin. With the shift to finer sands in the liquid and oil plays, many mines may not be economically viable as their ability to produce finer grades of sand may be limited.

Pricing

We generally expect the price of raw frac sand to correlate with the level of drilling activity for oil and natural gas. The willingness of exploration and production companies to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil and natural gas, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to correlate with long-term trends in commodity prices. Similarly, oil and natural gas production levels nationally and regionally generally tend to correlate with drilling activity.

Sand is sold on a contract basis or through spot market pricing. Long-term take-or-pay contracts reduce exposure to fluctuations in price and provide predictability of volumes and price over the contract term. By contrast, the spot market provides direct access to immediate prices, with accompanying exposure to price volatility and uncertainty. For sand producers operating under stable long-term contract structures, the spot market can offer an outlet to sell excess production at opportunistic times or during favorable market conditions.

How We Generate Revenue

We generate revenue by excavating and processing frac sand, which we sell to our customers under long-term price agreements or at prevailing market rates. In some instances, revenues also include a charge for transportation services provided to customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product transported and the distance between the plant and our customers.

As of December 31, 2016, our facility had the capacity to produce 3.3 million tons of raw frac sand per year. When market conditions are favorable, we look to enter into long-term take-or-pay contracts with our customers that are intended to mitigate our exposure to the potential price volatility of the spot market for raw frac sand and to enhance the stability of our cash flows. As of March 13, 2017, we have approximately 63.3% of our current annual production capacity contracted under five long-term take-or-pay contracts. Each contract defines, among other commitments, the minimum volume of product that the customer is required to purchase per contract year and the minimum tonnage per grade, the volume of product that we are required to provide, the price that we will charge and that our customers will pay for each ton of contracted product, and certain remedies in the event either we or the customer fails to meet minimum requirements.

Our current contracts include agreed price ranges indexed to the price of crude oil (based upon the average WTI as listed on www.eia.doe.gov).  Our contracts contain mechanisms for upward adjustment including: (i) annual percentage price escalators, or (ii) market factor increases, including a natural gas surcharge and/or a propane surcharge which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter.

Our contracts generally provide that, if we are unable to deliver the contracted minimum volume of raw frac sand, the customer has the right to purchase replacement raw frac sand from alternative sources, provided that our inability to supply is not the result of an excusable delay. In the event that the price of replacement raw frac sand exceeds the contract price and our inability to supply the contracted minimum volume is not the result of an excusable delay, we are responsible for the price difference. At December 31, 2016, we had significant levels of raw frac sand inventory on hand; therefore, the likelihood of any such penalties was considered remote.

Each of our contracts contains a minimum volume purchase requirement and provides for delivery of raw frac sand FCA at our Oakdale facility. The mesh size specifications in our contracts vary and include a mix of 20/40, 30/50, 40/70 and 100 mesh raw frac sand.  Certain of our contracts allow the customer to defer a portion of the annual minimum volume to future contract years, subject to a maximum deferral amount.

With respect to the take-or-pay contracts, if the customer is not allowed to make up deficiencies, we recognize revenues to the extent of the minimum contracted quantity, assuming payment is reasonably assured. If deficiencies can be made up, receipts in excess of actual sales are recognized as deferred revenues until production is actually taken or the right to make up deficiencies expires. These agreements generally provide that, if the Company is unable to deliver the contracted minimum volumes, the customer has the right to purchase replacement product from alternative sources, provided that the inability to supply is not the result of an excusable delay, as defined in these agreements. In the event that the price of the replacement product exceeds the contract price and the inability to supply the contracted minimum volume is not the result of an excusable delay, the Company is responsible for the difference. For the year ended December 31, 2016, 2015 and 2014 we recognized $20.9 million, $10.1million and $0 million in contractual minimum payments, respectively. As of December 31, 2016 and 2015, $1.6 million and $0 million of contractual minimum payments were recognized as deferred revenue, respectively.

Revenue is generally recognized FCA, payment made at the origination point at our facility, and title passes as the product is loaded into rail cars hired by the customer. Certain spot-rate customers have shipping terms of FCA, payment made at the destination, for which we recognize revenue when the sand is received at the destination.

Costs of Conducting Our Business

The principal direct costs involved in operating our business are excavation, labor and utility costs.

We incurred excavation costs of $1.9 million, $1.4 million and $5.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

We incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at the Oakdale facility. For more information regarding our reserves testing procedures, please read “Business—Our Assets and Operations—Our Reserves.”

Labor costs associated with employees at our processing facility represent the most significant cost of converting raw frac sand to finished product. We incurred labor costs of $5.2 million, $4.8 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We incur utility costs in connection with the operation of our processing facility, primarily electricity and natural gas, which are both susceptible to market fluctuations. We incurred utility costs of $2.5 million, $2.6 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime, which historically has not resulted in significant costs to us.

Direct excavation costs, processing costs, overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

On August 1, 2010, we entered into a consulting agreement related to the purchase of land with a third party, whereby he acted as an agent for us to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. In connection with this agreement, our mineral rights are subject to an aggregate non-participating royalty interest of $0.50 per ton sold of 70 mesh and coarser substrate.

Due to sustained freezing temperatures in our area of operation during winter months, we halt the operation of our wet plant for up to five months. As a result, we excavate and wash sand in excess of current delivery requirements during the months when the wet plant is operational. This excess sand is placed in stockpiles that feed the dry plants and enable us to fill customer orders throughout the year without interruption.

How We Evaluate Our Operations

Gross Profit and Production Costs

We market our raw frac sand production under long-term take-or-pay contracts that either have fixed prices for our production or market based prices for our production that fluctuate with the price of crude oil. Additionally, we sell sand on a spot basis at current prevailing spot market prices. When market conditions are favorable, we look to enter into long-term take-or-pay contracts with our customers that are intended to mitigate our exposure to the potential price volatility of the spot market for raw frac sand and to enhance the stability of our cash flows. As of March 13, 2017, we have approximately 63.3% of our current annual production capacity contracted under five long-term take-or-pay contracts. Our revenues are generated from a combination of raw frac sand sales and minimum contractual payments we receive from our customers. Gross profit will primarily be affected by the price we are able to receive for the sale of our raw frac sand along with our minimum contractual payments made by our customers and our ability to control other direct and indirect costs associated with processing raw frac sand.

We also use production costs, which we define as costs of goods sold, excluding depreciation, depletion, accretion of asset retirement obligations and freight charges, to measure our financial performance. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis. For a reconciliation of production costs to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

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

EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus (i) gain or loss on sale of fixed assets or discontinued operations, (ii) integration and transition costs associated with specified transactions, including our IPO, (iii) restricted stock compensation; (iv) development costs; (v) cash charges related to restructuring, retention and other similar actions, (vi), earn-out and contingent consideration obligations, and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net Income	$10,379	$4,990	$7,556
Depreciation and depletion	6,445	5,289	3,620
Income tax expense	9,394	4,129	9,518
Interest expense	8,436	7,826	7,832
Franchise taxes	21	35	139
EBITDA	$34,675	$22,269	$28,665
(Gain) loss on sale of fixed assets (1)	(59)	54	57
Initial public offering related costs (2)	725	221	2,687
Restricted stock compensation (3)	1,426	792	420
Development costs (4)	—	76	249
Non-cash charges (5)	21	469	22
Loss on extinguishment of debt (6)	1,051	—	1,230
Adjusted EBITDA	$37,839	$23,881	$33,330

(1)	Includes losses related to the sale and disposal of certain assets in property, plant and equipment.
(2)

For the year ended December 31, 2016, represents IPO related bonuses.  For the years ended December 31, 2015 and 2014, the Company incurred $221 and $2,687 of expenses related to previous IPO activities, respectively.

(3)	Represents the non-cash expenses for stock-based awards issued to our employees and outside directors.
(4)	Represents costs incurred with the development of certain Company assets.
(5)

Represents accretion of asset retirement obligations and loss on derivatives.  For the years ended December 31, 2016 and 2015, the Company incurred a loss of $5 and $445 related to a propane derivative contract, respectively.

(6)	Reflects the loss on extinguishment of debt related to our November 2016 and March 2014 financing transactions, respectively.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of goods sold	$26,569	$21,003	$29,934
Depreciation, depletion, and accretion of asset retirement obligations	(6,076)	(4,930)	(3,481)
Freight charges	(7,765)	(5,959)	(5,763)
Production costs	$12,728	$10,114	$20,690
Production costs per ton	$15.40	$13.47	$16.49

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

•

We fully redeemed the Series A Preferred Stock on November 9, 2016. On November 9, 2016, our Series A redeemable preferred stock (the “Series A Preferred Stock”) was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO. Therefore, we will no longer incur the interest expense associated with the Series A Preferred Stock. For the year ended December 31, 2016, 2015 and 2014, we incurred $5.6 million, $5.1 million and $5.6 million of interest expense, respectively.

•

Market Trends. Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity beginning in the third quarter. While the oil and gas market recovery remains in the early stages, we expect market conditions to continue to improve into 2017.

Results of Operations

The following table summarizes our revenue and expenses for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenues	$59,231	$47,698	$68,170
Cost of goods sold	26,569	21,003	29,934
Gross profit	32,662	26,695	38,236
Operating expenses:
Salaries, benefits and payroll taxes	7,385	5,055	5,088
Depreciation and amortization	384	388	160
Selling, general and administrative	4,502	4,669	7,222
Total operating expenses	12,271	10,112	12,470
Income from operations	20,391	16,583	25,766
Preferred stock interest expense	(5,565)	(5,078)	(5,601)
Other interest expense	(2,862)	(2,748)	(2,231)
Other income	8,860	362	370
Total other expenses, net	433	(7,464)	(7,462)
Loss on extinguishment of debt	(1,051)	—	(1,230)
Income before income tax expense	19,773	9,119	17,074
Income tax expense	9,394	4,129	9,518
Net income	$10,379	$4,990	$7,556

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Revenue

Revenue was $59.2 million for the year ended December 31, 2016, during which we sold approximately 826,000 tons of sand. Revenue for the year ended December 31, 2015 was $47.7 million, during which we sold approximately 751,000 tons of sand. Total revenue increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to higher sales volumes and higher average revenue per ton sold, which increased by approximately $8 as a result of other contractual terms, such as required reservation and shortfall payments.

The key factors contributing to the increase in revenues and decrease in average revenue per ton for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•

Sand sales revenue decreased to $31.6 million for the year ended December 31, 2016 compared to $31.8 million for the year ended December 31, 2015. Tons sold increased by 10% as exploration and production activity in the oil and natural gas industry improved in the second half of 2016. The increase in volumes were offset by lower average selling price;

•

Average selling price per ton, which includes reservation charges, decreased to $38.28 for the year ended December 31, 2016 from $42.32 for the year ended December 31, 2015 due to increased volumes, which led to reservation charges being allocated to a greater number of tons sold; and

•

Contractual shortfall and reservation revenues were $20.9 million and $15.0 million, respectively, for the year ended December 31, 2016. Shortfall revenues for the year ended December 31, 2016 resulted from three customers that were unable to meet the take-or-pay requirements for their respective contract year. Contractual shortfall and reservation revenues were $10.1 million and $1.0 million, respectively, for the year ended December 31, 2015. Shortfall revenues for the year ended December 31, 2015 resulted from two customers that were unable to meet the take-or-pay requirements for their respective contract year.  Our customer contracts indicate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognized revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment was received or was reasonably assured. We expect to recognize shortfall revenue in future periods only to the extent that customers do not take contractual minimum volumes. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which are then credited against any applicable shortfall payments.

•

Transportation revenue was approximately $0.9 million more for the year ended December 31, 2016 compared to the year ended December 31, 2015, increasing from $5.8 million to $6.7 million. Rail car rental revenue was $5.7 million for the year ended December 31, 2016, increasing by approximately $2.2 million compared to the year ended December 31, 2015 due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation and rail car rental revenues currently represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $26.6 million and $21.0 million, or $32.30 and $27.97 per ton sold, for the years ended December 31, 2016 and 2015, respectively. Of this amount, production costs comprised $12.7 million and $10.1 million, or $15.38 and $13.47 per ton sold, and freight charges, which consist of shipping costs and rail car rental and storage expense, comprised $7.8 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively. Cost of goods sold was approximately $5.6 million higher in 2016 compared to 2015 due to higher sales volumes which led to higher production costs and higher rail car rental expenses associated with this increased sales activity and additional depreciation expense. Depreciation and depletion included in cost of goods sold account for $6.1 million and $4.9 million, respectively, for the years ended December 31, 2016 and 2015. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $32.7 million and $26.7 million for the years ended December 31, 2016 and 2015, respectively.

Operating Expenses

Operating expenses were $12.3 million and $10.1 million for the years ended December 31, 2016 and 2015, respectively. Salaries, benefits and payroll taxes were $7.4 million and $5.1 million for the years ended December 31, 2016 and 2015, respectively due to higher bonuses paid in 2016. Selling, general and administrative expenses decreased by $0.2 million in 2016 compared to 2015 due to higher costs incurred operating as a public company, offset by a decrease in development activity and professional costs incurred in 2015 related to our previous uncompleted initial public offering process.

Series A Preferred Stock and Other Interest Expense

We incurred $8.4 and $7.8 million of interest expense during each of the years ended December 31, 2016 and 2015, respectively. Interest expense in 2016 and 2015 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock accounted for $5.6 million and $5.1 million of the expense for the years ended December 31, 2016 and 2015, respectively. Interest on our former revolving credit facility accounted for $2.7 million and $2.6 million, respectively, for the years ended December 31, 2016 and 2015. Additional items included in interest expense include the accretion of common stock issued and transaction costs incurred in conjunction with the September 2011 Securities Purchase Agreement, deferred financing fees, and interest incurred on capital leases. The paid-in-kind interest is added to the outstanding balance of the Series A Preferred Stock. The Series A Preferred Stock was fully redeemed and our former revolving credit facility was fully repaid with proceeds of the IPO. No borrowings have been drawn against our existing revolving credit facility in 2016.

Other Income

Other income was $8.9 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. In 2016, we recognized other income of approximately $1.9 million related to the settlement of our unsecured bankruptcy claim with a former customer and $6.6 million related to the sale of our unsecured bankruptcy claim with the same customer. Other income in 2015 primarily related to approximately $0.7 million railcar shortage fees offset by approximately $0.4 million loss on derivative.

Income Tax Expense

Income tax expense was $9.4 million for the year ended December 31, 2016 compared to $4.1 million for the year ended December 31, 2015. For the year ended December 31, 2016, our statutory tax rate and effective tax rate were approximately 35% and 48%, respectively. For the year ended December 31, 2015, our statutory tax rate and effective tax rate were approximately 35% and 45%, respectively. The difference in these tax rates for both 2016 and 2015 was primarily due to state income tax, non-deductible interest expense on the Preferred Stock, and costs associated with our initial public offering process.

Net Income and Adjusted EBITDA

Net income was $10.4 million for year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015. Adjusted EBITDA was $37.8 million for the year ended December 31, 2016 compared to $23.9 million for the year ended December 31, 2015. The increase in net income and Adjusted EBITDA resulted from the increase in revenue and gross profit primarily due to higher volumes from increased exploration and production activity in the oil and natural gas industry in the second half of 2016 and higher contractual revenue in 2016 in comparison to 2015, as well as other income related to the settlement of a former customer’s bankruptcy claims. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

Revenue was $47.7 million for the year ended December 31, 2015, during which we sold approximately 751,000 tons of sand. Revenue for the year ended December 31, 2014 was $68.2 million, during which we sold approximately 1,255,000 tons of sand. Although total revenue decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014, average revenue per ton sold increased by approximately $9 as a result of other contractual terms, such as required reservation and shortfall payments.

The key factors contributing to the decrease in revenues and increase in average revenue per ton for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were as follows:

•

Sand sales revenue decreased to $31.8 million for the year ended December 31, 2015 compared to $62.6 million for the year ended December 31, 2014. Tons sold decreased by 40% due to the decrease in exploration and production activity in the oil and natural gas industry;

•

Average selling price per ton, which includes reservation charges, decreased to $42.32 for the year ended December 31, 2015 from $49.89 for the year ended December 31, 2014 due to lower pricing resulting from the decrease in exploration and production activity in the oil and natural gas industry; and

•

Contractual shortfall and reservation revenues were $10.1 million and $1.0 million, respectively, for the year ended December 31, 2015, which helped to mitigate the lower sales volume and average selling price. Contractual shortfall and reservation revenues were each $0, for the year ended December 31, 2014. Shortfall revenues for the year ended December 31, 2015 resulted from two customers that were unable to meet the take-or-pay requirements for their respective contract year. Our customer contracts indicate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognized revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment was received or was reasonably assured. We expect to recognize shortfall revenue in future periods only to the extent that customers do not take contractual minimum volumes. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which are then credited against any applicable shortfall payments.

•

Transportation revenue was approximately $0.2 million more for the year ended December 31, 2015 compared to the year ended December 31, 2014 increasing from $5.6 to $5.8 million. Rail car rental revenue was $3.5 million for the year ended December 31, 2015, increasing by approximately $1.9 million compared to the year ended December 31, 2014 due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation and rail car rental revenues currently represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $21.0 million and $29.9 million, or $27.97 and $23.85 per ton sold, for the years ended December 31, 2015 and 2014, respectively. Of this amount, production costs comprised $10.1 million and $20.7 million, or $13.47 and $16.48 per ton sold, and freight charges, which consist of shipping costs and rail car rental and storage expense, comprised $6.0 million and $5.7 million for the years ended December 31, 2015 and 2014, respectively. Cost of goods sold was approximately $8.9 million lower in 2015 compared to 2014 due to lower sales volumes and reduced excavation expenses. For the year ended December 31, 2015, we performed excavation activities in-house resulting in cost savings of approximately $0.50 per ton excavated. For the year ended December 31, 2014, we outsourced excavation activities to an independent third party, with primarily fixed terms of $2.01 per ton excavated and delivered. Depreciation and depletion included in cost of goods sold account for $4.9 million and $3.5 million, respectively, for the years ended December 31, 2015 and 2014. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $26.7 million and $38.2 million for the years ended December 31, 2015 and 2014, respectively.

Operating Expenses

Operating expenses were $10.1 million and $12.5 million for the years ended December 31, 2015 and 2014, respectively. Salaries, benefits and payroll taxes remained consistent at $5.0 million for the years ended December 31, 2015 and 2014. Selling, general and administrative expenses decreased by $2.6 million in 2015 compared to 2014 due to higher professional costs incurred in 2014 related to our previous uncompleted initial public offering process.

Series A Preferred Stock and Other Interest Expense

We incurred $7.8 million of interest expense during each of the years ended December 31, 2015 and 2014. Interest expense in 2015 and 2014 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock accounted for $5.1 million and $5.6 million of the expense for the years ended December 31, 2015 and 2014, respectively. Interest on our former revolving credit facility accounted for $2.6 million and $2.1 million, respectively, for the years ended December 31, 2015 and 2014. Additional items included in interest expense include the accretion of common stock issued and transaction costs incurred in conjunction with the September 2011 Securities Purchase Agreement, deferred financing fees, and interest incurred on capital leases. The paid-in-kind interest is added to the outstanding balance of the Preferred Stock.

Income Tax Expense

Income tax expense was $4.1 million for the year ended December 31, 2015 compared to $9.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, our statutory tax rate and effective tax rate were approximately 35% and 45%, respectively. For the year ended December 31, 2014, our statutory tax rate and effective tax rate were approximately 35% and 56%, respectively. The difference in these tax rates for both 2015 and 2014 was primarily due to state income tax, non-deductible interest expense on the Preferred Stock costs associated with our initial public offering process and changes in the applicable tax rate.

Net Income and Adjusted EBITDA

Net income was $5.0 million for year ended December 31, 2015 compared to $7.6 million for the year ended December 31, 2014. Adjusted EBITDA was $23.9 million for the year ended December 31, 2015 compared to $33.3 million for the year ended December 31, 2014. The decrease in net income and Adjusted EBITDA resulted from the decrease in revenue and gross profit primarily due to lower volumes and pricing compression resulting primarily from reduced exploration and production activity in the oil and natural gas industry. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due.

The following table presents the components of our working capital as of December 31, 2016 compared to December 31, 2015.

	Year Ended December 31,
	2016	2015
	(in thousands)
Total current assets	$65,024	$16,486
Total current liabilities	13,722	48,567
Working capital (deficit)	$51,302	$(32,081)

Our working capital surplus was $51.3 million at December 31, 2016 compared to a working capital deficit of $32.1 at December 31, 2015. On November 9, 2016, the Series A Preferred Stock, which was previously included in current liabilities, was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, our primary sources of liquidity were from funds generated through operations and our former revolving credit facility.

On November 9, 2016, we consummated the IPO of 11,700,000 shares of common stock at a price of $11.00 per share, generating net proceeds to us of $128.7 million before underwriting discounts and expenses. We used a portion of the net proceeds from the IPO to redeem all of our outstanding Series A Preferred Stock and to repay the outstanding indebtedness under our former revolving credit facility, which was terminated. We intend to use the remaining net proceeds for general corporate purposes.

On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Shareholders.  On November 29, 2016, we consummated the sale of 877,500 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $11.00 per share, generating proceeds to us of $9.7 million before underwriting discounts and expenses. We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.  We intend to use the net proceeds of the IPO for general corporate purposes.

On February 1, 2017 we entered into an Underwriting Agreement providing for the offer and sale of 1,500,000 shares of common stock at a price of $17.50 per share, generating net proceeds to us of $24.3 million before underwriting discounts and expenses. We intend to use the net proceeds from this offering for future capital projects and general corporate services. The offering closed on February, 7, 2017. Additionally, the Selling Shareholders sold 4,450,000 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by the Selling Shareholders.

On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders.  On February 15, 2017, the Selling Shareholders consummated the sale of 892,500 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $17.50 per share. We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Years Ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$26,703	$30,703	$22,137
Net cash used in investing activities	$(2,470)	$(29,375)	$(30,888)
Net cash provided by financing activities	$19,405	$1,766	$7,434

Cash Provided by Operating Activities

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash provided by operating activities was $26.7 million and $30.7 million for the years ended December 31, 2016 and 2015, respectively. Operating cash flows include net income of $10.4 million and $5.0 million in net earnings generated from the sale of frac sand to our customers in the year ended December 31, 2016 and December 31, 2015, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net cash provided by operating activities was $30.7 million and $22.1 million for the years ended December 31, 2015 and 2014, respectively. Operating cash flows include net income of $5.0 million and $7.6 million in net earnings generated from the sale of frac sand to our customers in the year ended December 31, 2015 and December 31, 2014, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

Cash Used In Investing Activities

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash used in investing activities was $2.5 million for the year ended December 31, 2016 compared with $29.4 million for the year ended December 31, 2015. The $26.9 million decrease was primarily the result of a decrease in capital expenditures.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net cash used in investing activities was $29.4 million for the year ended December 31, 2015 compared with $30.9 million for the year ended December 31, 2014. The $1.5 million decrease was primarily the result of a decrease in capital expenditures.

Cash Provided by Financing Activities

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash provided by financing activities was $19.4 million for the year ended December 31, 2016, which included net proceeds from equity issuance of $127.3 million, offset by net repayments of $64.2 million under our former revolving credit facility, $40.3 million of Series A Preferred Stock, $1.3 million of repayments on long-term debt, $0.4 million in payments on equipment financing obligations, $1.2 million on loan amendment fees and $0.4 million in treasury stock purchases.

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2015, which included net borrowings of $3.2 million under our existing revolving credit facility, offset by $0.5 million of repayments on long-term debt, $0.4 million in payments on equipment financing obligations, $0.4 million on loan amendment fees and $0.1 million in treasury stock purchases.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2015, which included net borrowings of $3.2 million under our existing revolving credit facility, offset by $0.5 million of repayments on long-term debt, $0.4 million in payments on equipment financing obligations, $0.4 million on loan amendment fees and $0.1 million in treasury stock purchases.

Net cash provided by financing activities was $7.4 million for the year ended December 31, 2014, which included net borrowings of $57.7 million under our existing revolving credit facility, offset by a $40.0 million partial redemption of the Preferred Stock, a $9.2 million pay down of the line of credit, and $0.7 million of loan origination and amendment costs.

Credit Facilities

Our Credit Facility and Other Arrangements

Below is a description of our former and existing revolving credit facilities and other financing arrangements.

Former Revolving Credit Agreement

On March 28, 2014, we entered into a $72.5 million revolving credit and security agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (the “Credit Agreement”). The revolving credit facility under the Credit Agreement had a maturity date of March 28, 2019. We refer to this facility as the former revolving credit facility.

On December 18, 2015, we entered into the fourth amendment to the Credit Agreement (“Fourth Amendment”). Under the Fourth Amendment, the event of default related to the September 30, 2015 leverage ratio was waived, the total commitment was reduced to $75.0 million, required quarterly paydowns were implemented and certain covenants were amended.

On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

Existing Revolving Credit Facility

On December 8, 2016, we entered into a $45 million 3-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. Substantially all of our assets are pledged as collateral under the Credit Agreement. The Facility expires on December 8, 2019 and has the following terms and conditions (the “New Credit Agreement”):

Letters of Credit: A portion of the Facility, not in excess of $10 million, is available for the issuance of letters of credit to be issued by the administrative agent or any other lender approved by the administrative agent and us that is willing to become a letter of credit issuer. A per annum fee equal to the interest rate margin for LIBOR loans under the Facility will be payable to the lenders (other than a defaulting lender ( as defined in the New Credit Agreement) which has not provided cash collateral for its pro rata share of any letter of credit exposure) and accrue on the aggregate undrawn face amount of outstanding letters of  credit under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year. Additionally, a fronting fee equal to 0.25% per annum will be payable to the applicable letter of credit issuer payable on the aggregate undrawn face amount of outstanding letters of credit issued by such issuer under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual numbers of days elapsed over a 360-day year.

Commitment Fees: We will pay each lender under the Facility (other than a defaulting lender (as defined in the New Credit Agreement)) a commitment fee of 0.375% per annum on the average daily unused portion of the Facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year.

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

Mandatorily Redeemable Series A Preferred Stock

On September 13, 2011, we entered into a financing agreement with Clearlake. The agreement provides for the sale of Series A Preferred Stock to Clearlake in three tranches. For the years ended December 31, 2015 and 2014, we incurred $5.7 million and $6.0 million of interest expense related to the Series A Preferred Stock, respectively. We capitalized $0.6 million and $0.4 million of interest expense related to the Series A Preferred Stock in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. On March 28, 2014, in connection with entering into our existing revolving credit facility, approximately $40.3 million of Series A Preferred Stock was redeemed.

The Series A Preferred Stock was mandatorily redeemable on September 13, 2016 only if certain defined pro forma covenants of the Credit Agreement were met. The redemption price was the original issuance price per share of all outstanding shares of Series A Preferred Stock plus any unpaid accrued dividends. The shares of Series A Preferred Stock were not convertible into common stock or any other security issued by us. As a result of the Series A Preferred Stock’s stated mandatory redemption feature, we classified these securities as current liabilities in the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

On November 9, 2016, we fully redeemed the Series A Preferred Stock as a total redemption value of $40.3 million using a portion of the proceeds from the initial public offering.

Capital Requirements

As of December 31, 2016, we had commitments related to certain of our Oakdale drying facilities as well as future expansion projects of approximately $0.6 million. We expect to incur approximately $55 million during 2017 in expansion and replacement capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash flow from operations and proceeds from our IPO and February 2017 equity offering.

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

Off-Balance Sheet Arrangements

At December 31, 2016 and December 31, 2015, we had outstanding letters of credit in the amount of $0 million and $4.2 million, respectively. At December 31, 2016 and 2015, we had outstanding performance bonds of $8.3 million and $5.6 million, respectively.

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

Customer Concentration

For the year ended December 31, 2016, sales to EOG Resources, Weatherford, US Well Services and C&J Energy Services accounted for 37.5%, 25.2%, 22.4% and 10.8%, respectively, of total revenue. For the year ended December 31, 2015, sales to EOG Resources, US Well Services, Weatherford and Archer Pressure Pumping accounted for 35.0%, 24.6%, 18.4% and 15.8%, respectively, of total revenue. For the year ended December 31, 2014, sales to EOG Resources, Weatherford and US Well Services accounted for 32.1%, 30.6% and 16.0%, respectively, of total revenue.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2016.

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Equipment lease obligations (1)	$1,310	$721	$589	$—	$—
Notes payable (2)	570	282	288	—	—
Oakdale construction obligations (3)	613	613	—	—	—
Asset retirement obligations (4)	1,384	—	121	—	1,263
Equipment and office operating leases (5)	21,424	6,576	9,225	5,285	338
Revolving credit facility (6)
Total	$25,301	$8,192	$10,223	$5,285	$1,601

(1)

Through December 31, 2016, we entered into various lease arrangements to lease operational equipment. Interest rates on these lease arrangements ranged from 0% to 5% and maturities range from 2017 through 2018; such interest is included in these amounts.

(2)

We have financed certain equipment, automobile and land purchases by entering into various debt agreements. Interest rates on these notes ranged from 0% to 4.75% and maturities range from 2017 through 2018; such interest is included in these amounts.

(3)	As part of our Oakdale plant expansion, we were committed to capital expenditures of approximately $613 as of December 31, 2016.
(4)	The asset retirement obligation represents the fair value of post closure reclamation and site restoration commitments for the Oakdale property and processing facility and Hixton property.
(5)	We have entered into long-term operating leases for certain operational equipment, rail equipment and office space.
(6)

The former revolving credit facility had a maturity date of March 28, 2019. On November 9, 2016, we fully repaid and terminated the former revolving credit facility with a portion of the proceeds from our IPO in November 2016. The existing revolving credit facility has a maturity date of December 8, 2019.  As of December 31, 2016, no amounts were outstanding under the existing revolving credit facility.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. We are currently evaluating the effects of ASU 2016-15 on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. Although we are still in the process of assessing the impact of the adoption of ASU 2016-12, we do not currently anticipate a material impact on our revenue recognition practices.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. We are currently evaluating the effects of ASU 2016-11 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. We are currently evaluating the effects of ASU 2016-10 on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation (ASC 718)—Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the tax accounting impacts of stock compensation. Additionally, the new standard provides accounting policy elections regarding vesting and forfeiture accounting. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We elected to early adopt this standard. We elected to account for forfeitures when they occur.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842), which replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes”, which requires the presentation of deferred tax liabilities and assets be classified as non-current on balance sheets. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt this guidance prospectively as of December 31, 2015. The adoption only impacted deferred tax presentation on the consolidated balance sheet and related disclosure. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have elected to prospectively early adopt this standard effective December 31, 2016 and have measured our inventory at the lower of cost and net realizable value. The impacts of early adoption of ASU 2015-11 are not significant.

In April 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest”, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

In August 2014, the FASB issued ASU No. 2014-15, “Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Accordingly, we incorporated this guidance into our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. Although we are still in the process of assessing the impact of the adoption of ASU 2016-12, we do not currently anticipate a material impact on our revenue recognition practices.

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our election to “opt-out” of the extended transition period is irrevocable.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer. This generally means that sales are FCA, payment made at the origination point at our facility, and title passes as the product is loaded into rail cars hired by the customer. Certain spot-rate customers have shipping terms of FCA, payment made at the destination; and we recognize this revenue when the sand is received at the destination.

We derive our revenue by mining and processing sand that our customers purchase for various uses. Our revenues are primarily a function of the price per ton realized and the volumes sold. In some instances, our revenues also include transportation costs we charge to our customers, a monthly charge to reserve sand capacity and shortfall payments due from customers for minimum volume commitments. Our transportation revenue fluctuates based on a number of factors, including the volume of product we transport and the distance between our plant and our customers. Our reservation and shortfall revenue fluctuates based on negotiated contract terms.

We sell a limited amount of product under short-term price agreements or at prevailing market rates. The majority of our revenues are realized through long-term take-or-pay contracts. The expiration dates of these contracts range from 2019 through 2020. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each ton of contracted product. Prices under these agreements are generally indexed to WTI and subject to upward adjustment, based upon: (i) annual percentage price increases; or (ii) market factor increases, including a natural gas surcharge and a propane surcharge which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, we recognize revenues to the extent of the minimum contracted quantity, assuming payment is reasonably assured. Such revenue is generally recognized either quarterly or at the end of a customer contract year rather than ratably over the respective contract year. If deficiencies can be made up, receipts in excess of actual sales are recognized as deferred revenues until production is actually taken or the right to make up deficiencies expires.

Asset Retirement Obligation

We estimate the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements and recognize reclamation obligations when extraction occurs and record them as liabilities at estimated fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life or the estimated number of years of extraction. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively.

Inventory Valuation

Sand inventory is stated at the lower of cost or net realizable value using the average cost method. Costs applied to inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by an independent surveyor. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile.

Spare parts inventory includes critical spare parts. We account for spare parts on a first in first out basis, and value the inventory at the lower of cost or net realizable value.

Depletion

We amortize the cost to acquire land and mineral rights using a units-of-production method, based on the total estimated reserves and tonnage extracted each period.

Impairment of Long-Lived Assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash (without interest charges), estimated future sales prices (considering historical and current prices, price trends and related factors) and anticipated operating costs and capital expenditures. We record a reduction in the carrying value of our long-lived assets if the undiscounted cash flows are less than the carrying value of the assets.

Our estimates of prices, recoverable proven reserves and operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our long-lived assets. Although we have made our best estimate of these factors based on current conditions, it is reasonably possible that changes could occur, which could adversely affect our estimate of the net cash flows expected to be generated from our operating property. No impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014.

Income Taxes

Under the balance sheet approach to provide for income taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. If we determine it is more likely than not that we will not be able to realize the benefits of the deductible temporary differences, we record a valuation against the net deferred tax asset.

We recognize the impact of uncertain tax positions at the largest amount that, in our judgment, is more-likely-than-not to be required to be recognized upon examination by a taxing authority.

Stock-Based Compensation

Stock-based compensation expense is recorded based upon the fair value of the award at grant date. Such costs are recognized as expense over the corresponding requisite service period. The fair value of the awards granted was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to us (market comparable method) and (ii) our discounted cash flows. The application of this valuation model involves inputs and assumptions that are judgmental and highly sensitive in the valuation of incentive awards, which affects compensation expense related to these awards. These inputs and assumptions include the value of a share of our common stock.

Prior to our initial public offering, we used a combination of the guideline company approach and a discounted cash flow analysis to determine the fair value of our stock. The key assumptions in this estimate include our projections of future cash flows, company-specific cost of capital used as a discount rate, lack of marketability discount, and qualitative factors to compare us to comparable guideline companies. During 2016, factors that contributed to changes in the underlying value of our stock included the continued market challenges and corresponding decline in oil and natural gas drilling activity, changes to future cash flows projected from the recent expansion of capacity, product mix, including mix of finer grade versus coarser grade sand, and other factors. As our operations are highly dependent on sales to the oil and gas industry, the market conditions for this industry have a high degree of impact on the company’s value.

Once our shares became publicly traded, we began using the actual market price of our shares as the grant date fair value for restricted stock awards, and we no longer estimate the value of the shares underlying these stock-based awards.

The following is a summary of the restricted stock awards granted and the related grant date fair value in the years ended December 31, 2016, 2015 and 2014

	Number of Shares Granted	Grant Date Fair Value
For the year ended December 31, 2016	160,600	3.85
For the year ended December 31, 2015	44,000	8.06
For the year ended December 31, 2014	338,800	8.06

During March 2016, we issued 160,600 shares under our 2012 Equity Incentive Plan. These restricted stock awards consist of 50% service-based vesting over 4 years and 50% performance-based vesting upon the achievement of certain performance conditions.  The performance-based shares vested in December 2016 in connection with our common stock being actively traded on a national securities exchange at an aggregate market value in excess of $300 million over 20 consecutive trading days.

In connection with our initial public offering, we adopted a 2016 Omnibus Incentive Plan. We have not made any grants under our 2016 Omnibus Incentive Plan.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our risks have been predominantly related to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this filing.

Commodity Price Risk

The market for proppant is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the oilfield services and exploration and production industries. However, because we generate the substantial majority of our revenues under long-term take-or-pay contracts, we believe we have limited direct exposure to short-term fluctuations in the prices of crude oil and natural gas. We do not currently intend to hedge our indirect exposure to commodity price risk.

Interest Rate Risk

As of December 31, 2016, we had $0 outstanding under our existing revolving credit facility, which bears interest at our option at either:

•	ABR (as defined in the revolving credit facility), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio; or
•	LIBOR plus an applicable margin of 3.00% - 4.00%, depending on the leverage ratio.

On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO, and was replaced with a facility with similar interest rate risk.

On December 8, 2016, the Company entered into a $45 million three-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019 and has the following terms and conditions (the “New Credit Agreement”):

Letters of Credit: A portion of the Facility, not in excess of $10 million, is available for the issuance of letters of credit to be issued by the administrative agent or any other lender approved by the administrative agent and the Company that is willing to become a letter of credit issuer. A per annum fee equal to the interest rate margin for LIBOR loans under the Facility will be payable to the lenders (other than a defaulting lender ( as defined in the New Credit Agreement) which has not provided cash collateral for its pro rata share of any letter of credit exposure) and accrue on the aggregate undrawn face amount of outstanding letters of  credit under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year. Additionally, a fronting fee equal to 0.25% per annum will be payable to the applicable letter of credit issuer payable on the aggregate undrawn face amount of outstanding letters of credit issued by such issuer under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual numbers of days elapsed over a 360-day year.

Commitment Fees: The Company will pay each lender under the Facility (other than a defaulting lender (as defined in the New Credit Agreement)) a commitment fee of 0.375% per annum on the average daily unused portion of the Facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year.

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

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of December 31, 2016, there were no amounts outstanding under the Facility.

Credit Risk

Substantially all of our revenue for the year ended December 31, 2016 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the recent downturn in activity in the oil and natural gas industry. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected. For example, in July 2016, one of our contracted customers, C&J Energy Services filed for bankruptcy and rejected our contract, which had 2.3 years and 0.7 million tons contracted remaining under the contract.  C&J Energy Services also demanded a refund of the remaining balance of prepayments it claimed to have made pursuant to its contract with us. As of September 30, 2016, the balance of this prepayment was approximately $5 million and was presented as deferred revenue in the consolidated balance sheet. We pursued a claim for damages through the bankruptcy courts. In November 2016, this claim was settled favorably for us; accordingly, the full amount of the prepayment has been recognized as revenue. As part of this settlement, we were granted an unsecured bankruptcy claim of approximately $12 million; in December 2016, a third party purchased our unsecured claim for approximately $6.6 million, which has been recognized in other income in the fourth quarter.

Item 8. – Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Smart Sand, Inc.

We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Sand, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 16, 2017

SMART SAND, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands, except share amounts)
Assets
Current assets:
Cash	$46,563	$3,896
Restricted cash	971	—
Accounts receivable	5,339	2,020
Unbilled receivable	404	4,021
Inventories	10,344	5,025
Prepaid expenses and other current assets	1,403	1,524
Total current assets	65,024	16,486
Inventories, long-term	3,155	7,117
Property, plant and equipment, net	104,096	108,928
Deferred financing costs, net	1,154	—
Other assets	23	33
Total assets	$173,452	$132,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,663	$1,170
Accrued and other expenses	2,430	3,778
Deferred revenue	1,615	7,133
Income taxes payable	7,058	—
Current portion of equipment financing obligations	674	409
Current portion of notes payable	282	1,369
Redeemable Series A preferred stock	—	34,708
Total current liabilities	13,722	48,567
Revolving credit facility, net	—	62,768
Equipment financing obligations, net of current portion	572	1,246
Notes payable, net of current portion	288	569
Deferred tax liabilities, long-term, net	15,044	14,505
Asset retirement obligation	1,384	1,180
Total liabilities	31,010	128,835
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 38,884,068 issued and 38,816,474 outstanding at December 31, 2016; 22,139,480 issued and 22,114,620 outstanding at December 31, 2015	39	22
Treasury stock, at cost, 67,594 shares and 24,860 shares respectively at December 31, 2016 and 2015, respectively	(539)	(123)
Additional paid-in capital	132,879	4,146
Retained earnings (Accumulated deficit)	10,063	(316)
Total stockholders’ equity	142,442	3,729
Total liabilities and stockholders’ equity	$173,452	$132,564

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenues	$59,231	$47,698	$68,170
Cost of goods sold	26,569	21,003	29,934
Gross profit	32,662	26,695	38,236
Operating expenses:
Salaries, benefits and payroll taxes	7,385	5,055	5,088
Depreciation and amortization	384	388	160
Selling, general and administrative	4,502	4,669	7,222
Total operating expenses	12,271	10,112	12,470
Operating income	20,391	16,583	25,766
Other income (expenses):
Preferred stock interest expense	(5,565)	(5,078)	(5,601)
Other interest expense	(2,862)	(2,748)	(2,231)
Other income	8,860	362	370
Total other income (expenses), net	433	(7,464)	(7,462)
Loss on extinguishment of debt	(1,051)	—	(1,230)
Income before income tax expense	19,773	9,119	17,074
Income tax expense	9,394	4,129	9,518
Net income	$10,379	$4,990	$7,556
Net income per common share:
Basic	$0.43	$0.23	$0.34
Diluted	$0.42	$0.19	$0.29
Weighted-average number of common shares:
Basic	24,322	22,114	22,040
Diluted	24,579	26,400	26,243

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional	Retained Earnings	Total Stockholders’
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity (Deficit)
	(in thousands, except share amounts)
Balance at December 31, 2013	22,017,600	$22	—	$—	$2,892	$(12,862)	$(9,948)
Vesting of restricted stock	22,000	—	—	—	—	—	—
Stock-based compensation, inclusive of $18 tax benefit	—	—	—	—	437	—	437
Restricted stock buy back	(220)	—	220	(2)	—	—	(2)
Net income	—	—	—	—	—	7,556	7,556
Balance at December 31, 2014	22,039,380	$22	220	$(2)	$3,329	$(5,306)	$(1,957)
Vesting of restricted stock	99,880	—	—	—	—	—	—
Stock-based compensation, inclusive of $24 tax benefit	—	—	—	—	817	—	817
Restricted stock buy back	(24,640)	—	24,640	(121)	—	—	(121)
Net income	—	—	—	—	—	4,990	4,990
Balance at December 31, 2015	22,114,620	$22	24,860	$(123)	$4,146	$(316)	$3,729
Vesting of restricted stock	167,090	—	—	—	—	—	—
Proceeds from equity issuance, net	12,577,500	13	—	—	127,289	—	127,302
Exercise of warrants	3,999,998	4	—	—	18	—	22
Stock-based compensation, inclusive of $24 tax expense	—	—	—	—	1,426	—	1,426
Restricted stock buy back	(42,734)	—	42,734	(416)	—	—	(416)
Net income	—	—	—	—	—	10,379	10,379
Balance at December 31, 2016	38,816,474	$39	67,594	$(539)	$132,879	$10,063	$142,442

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities:
Net income	$10,379	$4,990	$7,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of asset retirement obligation	6,481	5,318	3,642
(Gain) loss on disposal of assets	(59)	54	57
Loss on derivatives	5	455	—
Loss on extinguishment of debt	1,051	—	1,230
Revenue reserve	—	(92)	—
Amortization of deferred financing cost	159	251	86
Accretion of debt discount	263	519	183
Deferred income taxes	539	3,700	8,378
Stock-based compensation, net	1,426	792	418
Non-cash interest expense on revolving credit facility	—	706	1,852
Non-cash interest expense on Series A preferred stock	5,565	5,078	5,601
Changes in assets and liabilities:
Accounts Receivables	(3,319)	2,629	(4,367)
Unbilled Receivables	3,617	—	—
Inventories	(1,357)	(2,462)	316
Prepaid expenses and other assets	133	2,423	(3,492)
Deferred revenue	(5,518)	7,133	(183)
Accounts payable	761	(137)	759
Accrued and other expenses	(481)	(654)	272
Income taxes payable	7,058	—	(171)
Net cash provided by operating activities	26,703	30,703	22,137
Investing activities:
Purchases of property, plant and equipment	(2,519)	(29,375)	(30,888)
Proceeds from disposal of assets	49	—	—
Net cash used in investing activities	(2,470)	(29,375)	(30,888)
Financing activities:
Repayment of line of credit	—	—	(9,230)
Repayments of notes payable	(1,368)	(456)	(139)
Payments under equipment financing obligations	(409)	(390)	(231)
Payment of deferred financing and amendment costs	(1,178)	(415)	(659)
Proceeds from revolving credit facility	1,100	12,800	61,199
Repayment of revolving credit facility	(65,316)	(9,647)	(3,500)
Proceeds from equity issuance	138,371	—	—
Payment of equity transaction costs	(11,047)	—	—
Repayment of Series A preferred stock	(40,328)	—	(39,999)
Cash dividend on Series A preferred stock	(4)	(5)	(5)
Purchase of treasury stock	(416)	(121)	(2)
Net cash provided by financing activities	19,405	1,766	7,434
Net increase (decrease) in cash and restricted cash	43,638	3,094	(1,317)
Cash and restricted cash at beginning of year	3,896	802	2,119
Cash and restricted cash at end of year	$47,534	$3,896	$802
Supplemental disclosure of cash flow information
Cash paid for interest	$3,369	$2,270	$2,782
Cash paid for taxes	$933	$(1,093)	$3,542
Non-cash investing activities:
Asset retirement obligation	$(188)	$(614)	$1,544
Non-cash financing activities:
Equipment purchased with debt	$—	$1,982	$180
Equipment purchased under equipment financing obligations	$—	$—	$2,217
Capitalized non-cash interest into property, plant and equipment	$132	$1,808	$453
Debt issuance costs netted against proceeds	$—	$—	$1,414
Capitalized expenditures in accounts payable and accrued expenses	$48	$3,113	$4,386

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Organization and Nature of Business

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

Immaterial Correction

The Company discovered that an immaterial correction should be made relating to the amortization of deferred transaction costs associated with the issuance of shares of the Company’s outstanding Redeemable Series A preferred stock (the “Series A Preferred Stock”). The Company has been amortizing the deferred costs into interest expense from the date of issuance to the mandatory redemption date of the Series A Preferred Stock, which was September 13, 2016. In March 2014, the Company redeemed certain Series A Preferred Stock prior to the mandatory redemption date and wrote off a portion of the transaction costs as part of the early redemption. The Company never adjusted the quarterly amortization amount for the portion previously written off. The Company concluded the amounts were immaterial to its 2016 and 2015 interim financial statements in accordance with the guidance in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 99 “Materiality” and SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” The correction resulted in a decrease to current liabilities by $861 as of December 31, 2015. The correction also resulted in a decrease in interest expense and corresponding increase in net income by $492 and $369 for the years ended December 31, 2015 and 2014, respectively.

2. Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.

On November 9, 2016, in connection with its Initial Public Offering (“IPO”), the Company’s Second Amended and Restated Certificate of Incorporation became effective to provide for a stock split of all issued and outstanding shares of common stock at a ratio of 2,200 for 1 (the “Stock Split”) and increased the authorized number of shares of common stock to 350,000,000 shares. Owners of fractional shares outstanding after the Stock Split were paid cash for such fractional interests. The effective date of the Stock Split was November 9, 2016. All common stock share amounts disclosed in this Form 10-K reflect the Stock Split.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to, the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation associated with property and equipment, impairment considerations of those assets; estimated cost of future asset retirement obligations; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer. The Company’s sales are generally FCA, payment made at the origination point at the Company’s facility, and title passes as the product is loaded into rail cars hired by the customer. Certain spot-rate customers have shipping terms of FCA, payment made at the destination; the Company recognizes this revenue when the sand is received at the destination.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company derives its revenue by mining and processing sand that its customers purchase. Its revenues are primarily a function of the price per ton realized and the volumes sold. In some instances, its revenues also include transportation costs it charges its customers, a monthly charge to reserve sand capacity and shortfall payments due from customers for minimum volume commitments.  The Company’s transportation revenue fluctuates based on a number of factors, including the volume of product it transports and the distance between its plant and customers. The Company’s reservation and shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired.

The Company sells a limited amount of its products under short-term price agreements or at prevailing market rates. The majority of the Company’s revenues are realized through take-or-pay supply agreements with four customers. The expiration dates of these contracts range from 2019 through 2020.These agreements define, among other commitments, the volume of product that its customers must purchase, the volume of product that the Company must provide, and the price that the Company will charge and that its customers will pay for each ton of contracted product. Prices under these agreements are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for upward adjustment including: (i) annual percentage price increases; or (ii) market factor increases, including a natural gas surcharge and a propane surcharge which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter. As a result, the Company’s realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, its realized prices may grow more slowly than those of competitors, and during periods of price decline, its realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, the Company recognizes revenues of the minimum contracted quantity and minimum contract price, assuming payment has been received or is reasonably assured. If deficiencies can be made up, amounts billed and collected in excess of actual sales are recognized as deferred revenues until production is actually taken by the customer or the right to make up deficiencies expires. These agreements generally provide that, if the Company is unable to deliver the contracted minimum volumes, the customer has the right to purchase replacement product from alternative sources, provided that the inability to supply is not the result of an excusable delay, as defined in these agreements. In the event that the price of the replacement product exceeds the contract price and the inability to supply the contracted minimum volume is not the result of an excusable delay, the Company is responsible for the difference.

The Company also recognizes revenue on the rental of its leased rail car fleet to customers either under long-term contracts or on an as-used basis. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $5,732, $3,543 and $1,563 of rail car revenue, respectively.

At December 31, 2016, 2015 and 2014, the Company recognized $20,902, $10,095 and $0 of revenue relating to minimum required payments under take-or-pay contracts, respectively.

At December 31, 2016, 2015 and 2014, the Company recognized $15,041, $1,000 and $0 in reservation revenue, respectively.

At December 31, 2016, 2015 and 2014, the Company determined that no amounts related to minimum commitments under customer contracts were due or payable to the Company.

Amounts invoiced or received from customers in advance of sand deliveries are recorded as deferred revenue.

Accounts and Unbilled Receivables

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivables are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of December 31, 2016 and 2015, the Company determined no allowance for doubtful accounts was necessary.   As of December 31, 2016 and 2015, $0 and $3,875 of unbilled revenue represent transactions included in deferred revenue, respectively.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Deferred Revenue

The Company receives advance payments from certain customers in order to secure and procure a reliable provision and delivery of product. The Company classifies such advances as current or noncurrent liabilities depending upon the anticipated timing of delivery of the supplied product. Revenue is recognized upon the delivery of the product.

The Company may receive an advance payment from a customer, based on the terms of the customer’s long-term contract, for a certain volume of product to be delivered. Revenue is recognized as product is delivered and the deferred revenue is reduced. The deferred revenue balance at December 31, 2016 and 2015 was $1,615 and $7,133, respectively and classified as a current liability in the accompanying consolidated balance sheets.

Shipping

Shipping revenue is classified as revenue. Revenue generated from shipping was $480, $2,294 and $3,972, respectively, for the years ended December 31, 2016, 2015 and 2014. Shipping costs are classified as cost of goods sold. Shipping costs consist of railway transportation costs to deliver products to customers. Cost of sales generated from shipping was $1,172, $2,257 and $4,246 for the years ended December 31, 2016, 2015 and 2014, respectively.

Inventories

The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.

Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the year ended December 31, 2016 and 2015, respectively, the Company had no write-down of inventory as a result of any lower of cost or market assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs quarterly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.

Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.

Deferred Financing Charges

Direct costs incurred in connection with the revolving credit facility have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Fees attributable to the lender and third parties of $1,178 are presented as components of deferred financing charges since there is no outstanding balance on the revolving credit facility as of December 31, 2016. Deferred financing fees attributable to the lender of $486 are presented as a reduction to the revolving credit facility, net in the non-current liabilities section of the balance sheet as of December 31, 2015.

Amortization expense of the deferred financing charges of $159, $251 and $86, and accretion expense of debt discount of $263, $519 and $183 are included in interest expense as of December 31, 2016, 2015 and 2014, respectively.

As part of the December 2015 amendment to the revolving credit facility, the Company was required to calculate quarterly permanent reductions to the maximum commitment available under the revolving credit facility. During the year ended December 31, 2016, the Company accelerated amortization of $18 representing a portion of the remaining unamortized balance of debt issuance costs. Refer to Note 9 – Credit Facilities for additional disclosure on the Company’s revolving credit agreement.

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

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Costs related to researching, surveying, drilling, and related activities are recorded at cost and capitalized once a determination has been made that the Company’s property has proven and probable reserves. Capitalized mining costs are depleted using the units-of-production method. Construction in progress is primarily comprised of machinery and equipment which has not been placed in service and is not depreciated until the related assets or improvements are ready to be placed in service. Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant and equipment, which are:

Years
Land improvements	10
Plant and buildings	5-15
Real estate properties	10-40
Rail spur	30
Vehicles	3-5
Machinery, equipment and tooling	3-15
Furniture and fixtures	3-10
Deferred mining costs	3

Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the consolidated income statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) - 718, Compensation—Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations.

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

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.  Prior to the Company’s initial public offering, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. Once the Company’s shares became publicly traded on November 4, 2016, the Company began to use the actual market price of its shares as the grant date fair value for restricted stock awards.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2016 and 2015, there were no probable environmental matters.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income was equal to net income for all periods presented.

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

Basic and Diluted Net Income Per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of Series A Preferred Stock, warrants to purchase common stock and restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of Series A Preferred Stock and warrants to purchase common stock, and restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares, restricted stock and warrants are excluded if their effect is anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2016	2015	2014
Determination of Shares
Weighted average common shares outstanding	24,322,264	22,114,400	22,039,966
Assumed conversion of warrant	—	3,999,998	3,999,998
Assumed conversion of restricted stock	257,126	285,602	202,988
Diluted weighted average common stock outstanding	24,579,390	26,400,000	26,242,952

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Reclassification

Certain 2015 financial statement items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previous reported net income.

Recent Accounting Pronouncements

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. Although the Company is still in the process of assessing the impact of the adoption of ASU 2014-09, it does not currently anticipate a material impact on its financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-11 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation (ASC 718)—Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the tax accounting impacts of stock compensation. Additionally, the new standard provides accounting policy elections regarding vesting and forfeiture accounting. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has elected to early adopt this standard. It elected to account for forfeitures when they occur.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842), which replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes”, which requires the presentation of deferred tax liabilities and assets be classified as non-current on balance sheets. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt this guidance prospectively as of December 31, 2015. The adoption only impacted deferred tax presentation on the consolidated balance sheet and related disclosure. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has elected to prospectively early adopt the standard effective December 31, 2016 and has measured its inventory at the lower of cost or net realizable value. The impacts on the early adoption of ASU 2015-11 are not significant.

In April 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest”, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Since there is no outstanding balance under the revolving credit facility as of December 31, 2016, the Company has classified such debt issuance costs as non-current assets. The Company has presented such debt issuance costs as a reduction from its revolving credit facility as of December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, “Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Accordingly, the Company incorporated this guidance into its internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.  Although the Company is still in the process of assessing the impact of the adoption of ASU 2014-09, it does not currently anticipate a material impact on its financial statements.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

4. Cash and Restricted Cash

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250 thousand at each financial institution. The Company has not experienced any losses related to these balances. Cash at December 31, 2016 and 2015, was $46,563 and $3,896, respectively.

Restricted Cash

Restricted cash related to the Company represents cash held as collateral relating to an outstanding short-term bond assuring performance under a fuel agreement with a pipeline common carrier. As of December 31, 2016 and 2015, we had $971 and $0 respectively, of restricted cash.

5. Inventories

Inventories consisted of the following:

	December 31,
	2016	2015
Raw material	$229	$3
Work in progress	12,758	11,096
Finished goods	451	1,021
Spare parts	61	22
Total inventory	13,499	12,142
Less: current portion	10,344	5,025
Total inventory, net of current portion	$3,155	$7,117

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprised of the following:

	December 31,
	2016	2015
Prepaid insurance	$514	$100
Prepaid expenses	861	533
Prepaid income taxes	—	888
Other receivables	28	3
Total prepaid expenses and other current assets	$1,403	$1,524

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

7. Property, Plant and Equipment, net

Net property, plant and equipment consists of:

	December 31,
	2016	2015
Machinery, equipment and tooling	$4,841	$4,673
Vehicles	953	952
Furniture and fixtures	305	303
Plant and building	64,390	64,001
Real estate properties	3,503	3,500
Railroad and sidings	7,927	7,868
Land and improvements	13,317	12,977
Asset retirement obligation	1,324	1,135
Mineral properties	9,785	9,785
Deferred mining costs	417	155
Construction in progress	16,715	16,637
	123,477	121,986
Less: accumulated depreciation and depletion	19,381	13,058
Total property, plant and equipment, net	$104,096	$108,928

Depreciation expense was $6,441, $5,276 and $3,611 for the years ended December 31, 2016, 2015 and 2014, respectively. Depletion expense was $3, $13 and $14 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company capitalized $132, $1,808 and $453 of interest expense associated with the construction of new plant and equipment for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Accrued and Other Expenses

Accrued and other expenses were comprised of the following:

	December 31,
	2016	2015
Employee related expenses	$955	$216
Accrued construction	19	917
Accrued legal expenses	22	99
Accrued professional fees	350	139
Accrued freight and delivery charges	383	162
Accrued revolving credit facility interest	—	701
Derivative Liability	—	455
Other accrued liabilities	701	1,089
Total accrued liabilities	$2,430	$3,778

From time to time, the Company enters into fixed-price purchase obligations to purchase propane or natural gas (which are used in its production operations). The contracts specify the quantity of propane or natural gas to be delivered over a specified period of time and at a specified fixed price. The Company has historically concluded that these obligations are precluded from recognition in its consolidated financial statements in accordance with the normal sales and normal purchases exclusion as provided in ASC 815 “Derivatives and Hedging”. However, as the Company did not take physical delivery under a fixed-price propane agreement entered into during 2015, the Company accounted for this agreement under derivative accounting. As of December 31, 2015 the liability for this agreement was marked to market and was settled in February 2016 for $460. The settlement is presented as part of the change in accrued and other expenses in operating activities on the consolidated statement of cash flows.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

9. Credit Facilities

On March 28, 2014, the Company entered into a $72,500 revolving credit and security agreement (“the Credit Agreement”) with PNC Bank National Association as administrative agent and collateral agent. The Credit Agreement provided for a $72,500 variable rate senior secured revolving credit facility (“former revolving credit facility”) which was available to repay a $40,000 portion of the outstanding Series A Preferred Stock (Note 13) and the outstanding balance of a previous line of credit. In addition, the former revolving credit facility was available to fund fees and expenses totaling $1,675 incurred in connection with the Credit Agreement, and for general business purposes, including working capital requirements, capital expenditures, and permitted acquisitions. The Credit Agreement included a sublimit of up to $5,000 for the issuance of letters of credit. Substantially all of the assets of the Company were pledged as collateral under the Credit Agreement. The former revolving credit facility had a maturity date of March 28, 2019.

The Company also incurred certain commitment fees on committed amounts that were neither used for borrowings nor under letters of credit.

On December 18, 2015, the Company entered into the fourth amendment to the Credit Agreement (“Fourth Amendment”). Under the Fourth Amendment, an event of default related to the September 30, 2015 leverage ratio was waived, the total commitment was adjusted to $75,000, required quarterly paydowns were implemented and certain covenants were amended.

The Company incurred a $250 commitment fee for this amendment, recorded as debt discount related to the former revolving credit facility.

On November 9, 2016, the former revolving credit facility under the Credit Agreement was paid in full and terminated using a portion of the proceeds from our IPO.

On December 8, 2016, the Company entered into a $45 million three-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. Substantially all of the assets of the Company are pledged as collateral under the Facility. The Facility expires on December 8, 2019 and has the following terms and conditions (the “New Credit Agreement”):

Letters of Credit: A portion of the Facility, not in excess of $10 million, is available for the issuance of letters of credit to be issued by the administrative agent or any other lender approved by the administrative agent and the Company that is willing to become a letter of credit issuer. A per annum fee equal to the interest rate margin for LIBOR loans under the Facility will be payable to the lenders (other than a defaulting lender (as defined in the New Credit Agreement) which has not provided cash collateral for its pro rata share of any letter of credit exposure) and accrue on the aggregate undrawn face amount of outstanding letters of  credit under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year. Additionally a fronting fee equal to 0.25% per annum will be payable to the applicable letter of credit issuer payable on the aggregate undrawn face amount of outstanding letters of credit issued by such issuer under the facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual numbers of days elapsed over a 360-day year.

Commitment Fees: The Company will pay each lender under the Facility (other than a defaulting lender (as defined in the New Credit Agreement)) a commitment fee of 0.375% per annum on the average daily unused portion of the Facility, payable in arrears at the end of each quarter and on the date the commitments under the Facility are terminated, calculated based upon the actual number of days elapsed over a 360-day year.

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

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of December 31, 2016, no amounts were outstanding under the Facility and the Company was in compliance with all covenants.

10. Equipment Lease Obligations

The Company entered into various arrangements to finance equipment. Accordingly, the equipment with a cost of $2,853 has been capitalized and included in the Company’s property, plant and equipment. Depreciation expense for assets under equipment leases was $293, $293 and $245 for the years ended December 31, 2016, 2015 and 2014, respectively. Accumulated depreciation for assets under equipment leases was $757 and $464 as of December 31, 2016 and 2015, respectively.

Future minimum lease payments for equipment lease obligations as of December 31, 2016 are as follows:

Year Ended December 31,	Amount
2017	$721
2018	589
Total minimum lease payments	1,310
Amount representing interest at 0% - 5%	(64)
Present value of payments	1,246
Less: current portion	(674)
Total equipment financing obligations, net of current portion	$572

11. Notes Payable

The Company financed certain equipment and automobile purchases by entering into various debt agreements. Interest rates on these notes ranged from 0% to 4.75%. Aggregate maturities of notes payable are as follows:

December 31,	Amount
2017	$282
2018	288
Total	570
Less: current portion	(282)
Total notes payable, net current portion	$288

12. Asset Retirement Obligation

The Company had recorded a post-closure reclamation and site restoration obligation of $1,384 at December 31, 2016. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2014	$1,765
Additions to liabilities	105
Reductions to liabilities due to revision of estimates	(719)
Accretion expenses	29
Balance at December 31, 2015	1,180
Additions to liabilities	399
Reductions to liabilities due to revision of estimates	(211)
Accretion expenses	16
Balance at December 31, 2016	$1,384

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

13. Mandatorily Redeemable Series A Preferred Stock

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

The Company originally authorized 200,000 shares of Series A Preferred Stock. Effective July 1, 2013, the Company reduced the number of shares of authorized Series A Preferred Stock to 100,000. The holders of the shares of Series A Preferred Stock were not entitled to vote, but were entitled to elect four of the seven directors to the Board. In the event of liquidation, after provision for payment of all debts and liabilities of the Company, the holders of the Series A Preferred Stock, before any payment to the holders of common stock, would have been entitled to receive the original issuance price per share, for all outstanding Series A Preferred Stock plus any unpaid accrued dividends. If upon any such liquidation event the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they were entitled, the holders of Series A Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts to which they were respectively entitled. Dividends accrued and accumulated on the Series A Preferred Stock, whether or not earned or declared, at the rate of 15% per annum and compound quarterly on April 1, July 1, October 1 and January 1. Dividends were paid in-kind with additional Series A Preferred Stock; fractional share portions of calculated dividends were paid in cash. In-kind dividends are accounted for as interest expense and were accrued as part of the long-term liability in the consolidated balance sheets. The Company issued 4,776, 4,865 and 4,218 Series A Preferred Stock for dividends in December 31, 2016, 2015 and 2014, respectively. The Company incurred $5,624, $5,652 and $5,965 of interest expense related to the Series A Preferred Stock for the years ending December 31, 2016, 2015 and 2014, respectively. Of this expense $59, $574 and $364 was capitalized into property, plant and equipment in the consolidated balance sheet at December 31, 2016, 2015 and 2014, respectively.

The Series A Preferred Stock were mandatorily redeemable on September 13, 2016 only if certain defined pro forma covenants of the Credit Agreement (Note 9) were met.  The shares of Series A Preferred Stock were not convertible into common stock or any other security issued by the Company. As a result of the Series A Preferred Stock’s mandatory redemption feature, the Company classified these securities as current liabilities in the accompanying consolidated balance sheets as of December 31, 2015.

The Company incurred $1,698 of transaction costs in connection with the issuance of the first tranche of the Preferred Shares. The transaction costs and the allocation of value to the common shares (see Note 14) have been recorded as a reduction of the carrying amount of the Preferred Shares liability. The Company incurred $1,639 of transaction costs in connection with the issuance of the second tranche of the Preferred Shares. The Preferred Shares liability will be accreted to the face value with a corresponding charge to interest expense over the remaining term of the Preferred Shares to present the face value of the Preferred Shares mandatory redemption date value on September 13, 2016.

At December 31, 2016 and 2015, the Series A Redeemable Preferred Stock consisted of:

Balance at December 31, 2014	$29,059
Accumulated dividends	4,865
Net accretion of issuance & transaction costs	784
Balance at December 31, 2015	34,708
Accumulated dividends	$4,776
Net accretion of issuance & transaction costs	845
Payoff of Series A Preferred Stock	(40,329)
Balance at December 31, 2016	$—

On November 9, 2016, the Series A Preferred Stock was fully redeemed at a total redemption value of $40,329 using a portion of the proceeds from the IPO.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

14. Common Stock

The holder of the Series A Preferred Stock was issued 14,300,000 shares of common stock for no cash consideration in 2011. As a result and in order to recognize the value of the common stock issued, $1,179 was bifurcated from the proceeds of the Series A Preferred Stock and allocated to the 14,300,000 shares of common stock received by the Series A Investor. The Company used a current value method to determine the fair value of the shares at the issuance date since the company was at such an early stage of development that no material progress had been made to the Company’s business plan. As discussed in Note 13, the amount allocated to the Series A Investor’s common shares was accreted to the face value of the Series A Preferred Stock with a corresponding charge to interest expense over the 5-year term of the Series A Preferred Stock.

Certain management stockholders pledged 5,896,000 shares of common stock as a guarantee of performance on the Series A Preferred Stock (Note 13). Upon full redemption of the Series A Preferred Stock on November 9, 2016, this pledge was released.

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

15. Warrants

Contemporaneous with the financing transaction in 2011 described in Note 13, the Company issued certain management stockholders warrants to purchase 3,999,998 shares of common stock for a purchase price of $0.0045 per share. The warrants were scheduled to expire 8 years after issuance. The warrants were exercisable upon the achievement of certain triggering events, as defined in the warrant agreements. During the year ended December 31, 2016, management determined that certain performance criteria for the warrants were more likely than not to be met and therefore $348 of total expense was recognized during the year, inclusive of any accelerated expense.  This amount has been reflected as an additional component of stock-based compensation expense for the year ended December 31, 2016. No expense was recorded for the years ended December 31, 2015 and 2014. On December 2, 2016, a triggering event, as defined in the warrant agreement had been achieved. The Company had been recognizing expense on these warrants over the expected timeframe until a triggering event, but has accelerated recognition of the remaining $255 of warrant expense through the trigger date.

16. Stock-Based Compensation

In May 2012, the Board approved the 2012 Equity Incentive Plan (“2012 Plan”), which provides for the issuance of Awards (as defined in the 2012 Plan) of up to a maximum of 440,000 shares of the Company’s common stock to employees, non-employee members of the Board, and consultants of the Company. During 2014, the 2012 Plan was amended to provide for the issuance of Awards up to 880,000 shares of the Company’s common stock. The awards could be issued in the form of incentive stock options, non-qualified stock options or restricted stock, and have expiration dates of 5 or 10 years after issuance, depending whether the recipient already holds above 10% of the voting power of all classes of the Company’s shares. The exercise price was based on the fair market value of the share on the date of issuance; vesting periods were determined by the board upon issuance of the Award.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

During 2016, 2015 and 2014, 160,600, 44,000 and 338,800 shares of restricted stock were issued under the 2012 Plan, respectively. The grant date fair value of all the restricted stock per share was $1.89—$8.06. The shares vest over two to five years from their respective grant dates. The grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized $1,072, $793 and $419 of compensation expense for the restricted stock during 2016, 2015 and 2014, respectively, in operating expenses on the consolidated income statements. At December 31, 2016 the Company had unrecognized compensation expense of $1,347. That expense is expected to be recognized as follows:

Year Ending December 31,
2017	$608
2018	508
2019	214
2020	17
$1,347

The following table summarizes restricted stock activity under the Plan from January 1, 2015 through December 31, 2016:

	Number of Shares	Weighted Average
Unvested, January 1,2015	370,407	$7.89
Granted	44,000	8.06
Vested	(98,450)	(7.61)
Forfeiture	(26,400)	(7.75)
Unvested, December 31,2015	289,557	$8.02
Granted	160,600	3.85
Vested	(167,090)	(6.79)
Forfeiture	(9,900)	(6.00)
Unvested, December 31, 2016	273,167	$7.35

In December 2016, 77,000 shares of performance-based restricted stock vested. The Company had been recognizing compensation expense on these performance-based restricted stock over the expected timeframe until a performance condition was satisfied, but has accelerated recognition of the remaining $242 compensation expense through the date such a condition was satisfied.

In connection with the Company’s initial public offering, the Company adopted a 2016 Omnibus Incentive Plan. The Company has not made any grants under the 2016 Omnibus Incentive Plan.

17. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$8,337	$245	$820
State and local	518	184	320
Total current expense	8,855	429	1,140
Deferred
Federal	537	3,610	8,198
State and local	2	90	180
Total deferred income tax expense	539	3,700	8,378
Total income tax expense	$9,394	$4,129	$9,518

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Income tax expense related to operations differs from the amounts computed by applying the statutory income tax rate of 35% to pretax income as follows:

	Year Ended December 31,
	2016	2015	2014
At statutory rate	$6,921	$3,192	$5,976
Non-deductible interest expense	1,948	1,777	2,136
State taxes, net of US federal benefit	339	211	393
Federal tax deductions	(648)	(19)	(19)
Change in applicable tax rate	—	—	308
Costs associated with possible restructuring	—	(940)	913
Provision to return permanent difference	933	(68)	(96)
Other	(99)	(24)	(93)
Total income tax expense	$9,394	$4,129	$9,518

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Reserves and accruals	$568	$537
Total gross deferred tax assets	568	537
Deferred tax liabilities:
Prepaid expenses and other	(132)	122
Depreciation and amortization	(15,480)	(15,164)
Total gross deferred tax liabilities	(15,612)	(15,042)
Less: current net deferred tax assets	—	—
Noncurrent deferred tax liabilities, net	$(15,044)	$(14,505)

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At December 31, 2016 and 2015, based on the Company’s future income projections, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of December 31, 2016 and 2015, the Company determined no valuation allowance was necessary.

The Company has no state net operating losses as of December 31, 2016, 2015 and 2014, respectively.

The Company has evaluated its tax positions taken as of December 31, 2016 and 2015 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of December 31, 2016 or 2015. The Company is open to examination by taxing authorities since incorporation.

18. 401(k) Plan

The Company has a defined contribution plan that covers all employees over the age of 21 who have been employed for at least 90 days. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. In accordance with the provisions of the plan, the Company may make discretionary contribution to the account of each participant. During the years ended December 31, 2016, 2015 and 2014, the Company made contributions of $248, $181 and $121, respectively.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

19. Concentrations

As of December 31, 2016 and 2015, three customers accounted for 92% and three customers accounted for 96% of the Company’s total accounts receivable, respectively.

During the years ended December 31, 2016, 2015 and 2014, 96%, 94% and 79% of our revenues were earned from four customers, four customers and three customers, respectively.

As of December 31, 2016 and 2015, one vendor accounted for 35% and three vendors accounted for 71% of the Company’s accounts payable, respectively.

For the years ended December 31, 2016, 2015 and 2014, two suppliers, four suppliers and three suppliers accounted for 32%, 33% and 45% of the Company’s cost of goods sold, respectively.

The Company’s inventory and operations are located in Wisconsin. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area. The Company currently primarily utilizes one third-party rail company to ship its products to customers from its plant. There is a risk of business loss if there are significant impacts to this third party’s operations.

20. Related Party Transactions

In January 2016, the Company provided a one-year, 0% loan to its Chief Executive Officer in the amount of $61. This loan was fully forgiven and included as compensation in September 2016.

During 2016, 2015 and 2014, the Company reimbursed the Series A Investor $42, $27 and $130, respectively, for certain out-of-pocket and other expenses in connection with certain management and administrative support services provided. During 2016, 2015 and 2014, the Company expensed $0, $0 and $104, respectively, for services under consulting agreements from relatives of certain Company stockholders. During 2014, the Company purchased vehicles from certain Company stockholders and upper management for $45.

21. Commitments and Contingencies

Leases

The Company is obligated under certain operating leases and rental agreements for railroad cars, office space, and other equipment. Future minimum annual commitments under such operating leases at December 31, 2016 are as follows:

Twelve months ending December 31,
2017	$6,576
2018	5,173
2019	4,052
2020	3,038
2021	2,247
Thereafter	338

Expense related to operating leases and rental agreements was $7,065, $4,098 and $2,530 for the years ended December 31, 2016, 2015 and 2014, respectively. Lease expense related to rail cars are included in cost of goods sold in the consolidated statement of operations.

Litigation

The Company is periodically involved in litigation and claims incidental to its operation. Other than the below, management believes that any pending litigation will not have a material impact the Company’s financial position.

In August 2016, an affiliate of one of the Company’s customers, in conjunction with bankruptcy proceedings, demanded a refund of the remaining balance of prepayments it claimed to have made pursuant to the agreement with the Company’s customer. In November 2016, this was settled favorably for the Company; accordingly, the full amount of the prepayment was recognized as

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

revenue. As part of this settlement, the Company was granted an unsecured bankruptcy claim of approximately $12 million; in December 2016, a third party purchased the Company’s unsecured claim for approximately $6.6 million which was recognized in other income in the fourth quarter.

Employment Agreements

Certain of the Company’s executives are employed under employment agreements, the terms of which provide for, among other things, a base salary plus additional compensation including an annual bonus based on the percentage as defined and agreed upon by the Board based on service and/or performance in a given calendar year. The agreements, which contain one-year automatic renewals, provide for benefits that are customary for senior-level employees. The Company is required to pay severance under these agreements under certain conditions, as defined, in the event employment of these key executives is terminated. The Company’s commitment under these agreements is $1,175 as of December 31, 2016. The agreements are scheduled to expire through May 2017.

Consulting Agreements

On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The agreement continues for two years after the closing of one or more of the identified real properties. The third party’s compensation consists of $10 per month through the end of the agreement, reimbursement of expenses, and $1 per each acre purchased as a closing fee. In 2016, 2015 and 2014, the Company paid the third party $0, $841 and $206, respectively, in consulting fees, expense reimbursements and closing costs.

These costs have been capitalized in property and equipment in the accompanying consolidated balance sheets as they relate to the acquisition of land.

In addition to the aforementioned fees, the consulting agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that were mined and sold from the properties acquired under the consulting agreement begins with the second year of operations of the plant and continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $258, $252 and $332, respectively, related to tonnage fees.

Bonds

The Company entered into performance bonds with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided these performance bonds to assure performance under the reclamation plan filed with each respective county. The Company entered into a $1,000 permit bond with the Town of Curran, Wisconsin to use certain town roadways. The Company provided this permit bond to assure maintenance and restoration of the roadway. The Company has an outstanding $1,943 bond to assure performance under its fuel agreement with a pipeline common carrier. As of December 31, 2016, $971 of cash is being held as collateral related to the bond and is presented as restricted cash on the balance sheet.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

22. Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2016 and 2015. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$10,359	$8,494	$10,927	$29,451
Cost of goods sold	5,337	6,531	5,931	8,770
Operating expenses	2,188	2,214	2,461	5,408
Net income (loss)	382	(2,349)	(95)	12,441
Earnings per share, basic	0.02	(0.11)	—	0.40
Earnings per share, diluted	0.01	(0.11)	—	0.40
Weighted average number of shares outstanding, basic	22,135	22,169	22,189	30,952
Weighted average number of shares outstanding, diluted	26,410	22,169	22,189	31,210

2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$13,071	$10,437	$9,025	$15,165
Cost of goods sold	7,804	4,467	4,865	3,867
Operating expenses	2,739	2,805	2,314	2,254
Net income (loss)	203	726	1,796	2,265
Earnings per share, basic	0.01	0.03	0.08	0.10
Earnings per share, diluted	0.01	0.03	0.07	0.09
Weighted average number of shares outstanding, basic	22,039	22,092	22,112	22,114
Weighted average number of shares outstanding, diluted	26,411	26,410	26,388	26,400

During the fourth quarter 2016, the Company recognized approximately $1,908 of year-end performance-based bonus expense included in cost of goods sold and operating expenses in the consolidated statement of operations.  Such bonus expenses were recognized only in the fourth quarter rather than ratably over each quarter in 2016 as the Company’s board of directors did not approve a bonus plan until the fourth quarter.

23. Subsequent Events

The Company has evaluated events and transactions subsequent to the consolidated balance sheet date and through March 16, 2017, the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to December 31, 2016 through March 16, 2017 that would require recognition or disclosure in the consolidated financial statements.

On January 30, 2017, the Company announced its decision, based on its assessment of increased demand for its products, particularly fine mesh sand, to increase the wet and dry plant processing capacity at its Oakdale facility in order to produce up to approximately 4.4 million tons of raw frac sand per year. The Company also decided to expand rail and logistics infrastructure in Wisconsin to support this potential increase in customer demand.

On February 1, 2017, the Company entered into an Underwriting Agreement by and among the Company, the Selling Shareholders named therein and Credit Suisse Securities LLC and Goldman, Sachs & Co., as representatives of the several underwriters (the “Underwriters”), providing for the offer and sale and the purchase by the Underwriters, of 5,950,000 shares of the Company’s common stock, $0.001 par value at a price to the public of $17.50 per share ($16.58125 per share, net of the underwriting discount), of which 1,500,000 shares are to be sold by the Company and 4,450,000 shares are to be sold by Selling Shareholders.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders.  On February 15, 2017, the Selling Shareholders consummated the sale of 892,500 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $17.50 per share. We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

On March 8, 2017, the Company entered into a multi-year Master Product Purchase Agreement (the “PPA”) with Liberty Oilfield Services, LLC (the “Buyer”). We expect that the Buyer will begin purchasing frac sand under the PPA in May 2017. The PPA is structured as a take-or-pay agreement.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. – Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Since becoming a public company in November 2016, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are not required to make our first assessment of our internal control over financial reporting until the year of our second annual report required to be filed with the SEC.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. – Other Information

None

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2017 Proxy Statement and incorporated herein by reference.

The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2017 Proxy Statement and incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2017 Proxy Statement and incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2017 Proxy Statement and incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2017 Proxy Statement and incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2017” in the 2017 Proxy Statement and incorporated herein by reference.

PART IV

Item 15. – Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

21.1*	List of subsidiaries of Smart Sand, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
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

Smart Sand Inc.

March 16, 2017	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

March 16, 2017	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand Inc.

March 16, 2017	By:	/s/ Susan Neumann
Susan Neumann, Vice President of Accounting
(Principal Accounting Officer)

Smart Sand Inc.

March 16, 2017	By:	/s/ José E. Feliciano
José E. Feliciano, Director
(Co-Chairman of the Board)

Smart Sand Inc.

March 16, 2017	By:	/s/ Colin Leonard
Colin Leonard, Director
Smart Sand Inc.

March 16, 2017	By:	/s/ Timothy J. Pawlenty
Timothy J. Pawlenty, Director

Smart Sand Inc.

March 16, 2017	By:	/s/ Tracy Robinson
Tracy Robinson, Director

Smart Sand Inc.

March 16, 2017	By:	/s/ Sharon Spurlin
Sharon Spurlin, Director

Smart Sand Inc.

March 16, 2017	By:	/s/ Andrew Speaker
Andrew Speaker, Director
(Co-Chairman of the Board)

Index to Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

21.1*	List of subsidiaries of Smart Sand, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
+

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.