Form 10-Q
period 2017-03-31
Smart Sand, Inc.
filed 2017-05-11
CIK 1529628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

(281) 231-2660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☒
(do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding, par value $0.001 per share, as of May 4, 2017: 40,340,674

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMART SAND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash	$72,671	$46,563
Restricted cash	972	971
Accounts receivable	9,440	5,339
Unbilled receivables	1,357	404
Inventories	9,080	10,344
Prepaid expenses and other current assets	1,584	1,403
Total current assets	95,104	65,024
Inventories, long-term	111	3,155
Property, plant and equipment, net	104,403	104,096
Deferred financing costs, net	1,236	1,154
Other assets	23	23
Total assets	$200,877	$173,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,168	$1,663
Accrued and other expenses	5,225	2,430
Deferred revenue	-	1,615
Income taxes payable	7,249	7,058
Current portion of equipment financing obligations	640	674
Current portion of notes payable	278	282
Total current liabilities	15,560	13,722
Equipment financing obligations, net of current portion	502	572
Notes payable, net of current portion	288	288
Deferred tax liabilities, long-term, net	15,368	15,044
Asset retirement obligation	1,404	1,384
Total liabilities	33,122	31,010
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,406,068 issued and 40,338,474 outstanding at March 31, 2017; 38,884,068 issued and 38,816,474 outstanding at December 31, 2016	40	39
Treasury stock, at cost, 67,594 shares at March 31, 2017 and December 31, 2016, respectively	(539)	(539)
Additional paid-in capital	157,222	132,879
Retained earnings	11,032	10,063
Total stockholders’ equity	167,755	142,442
Total liabilities and stockholders’ equity	$200,877	$173,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues	$25,059	$10,359
Cost of goods sold	19,662	5,337
Gross profit	5,397	5,022
Operating expenses:
Salaries, benefits and payroll taxes	1,697	1,184
Depreciation and amortization	108	129
Selling, general and administrative	2,034	875
Total operating expenses	3,839	2,188
Operating income	1,558	2,834
Other income (expenses):
Preferred stock interest expense	-	(1,500)
Other interest expense	(111)	(795)
Other income	37	80
Total other (expenses), net	(74)	(2,215)
Income before income tax expense	1,484	619
Income tax expense	515	237
Net income	$969	$382
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.01
Weighted-average number of common shares:
Basic	39,697	22,135
Diluted	39,874	26,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock		Additional		Total
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity
	(in thousands, except share amounts)
Balance at December 31, 2016	38,816,474	$39	67,594	$(539)	$132,879	$10,063	$142,442
Vesting of restricted stock	22,000	-	-	-	-	-	-
Stock-based compensation	-	-	-		176	-	176
Proceeds from equity issuance, net of transaction costs	1,500,000	1			24,167		24,168
Net income	-	-	-	-	-	969	969
Balance at March 31, 2017	40,338,474	$40	67,594	$(539)	$157,222	$11,032	$167,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities:
Net income	$969	$382
Adjustments to reconcile net income to net cash provided by operating activities:	-
Depreciation, depletion and amortization of asset retirement obligation	1,687	1,632
Gain on disposal of assets	(37)	(26)
Loss on derivatives	-	5
Amortization of deferred financing cost	106	37
Accretion of debt discount	-	74
Deferred income taxes (benefit)	324	(1,700)
Stock-based compensation, net	176	189
Non-cash interest expense on Series A preferred stock	-	1,500
Changes in assets and liabilities:
Accounts Receivable	(4,101)	4,026
Unbilled Receivables	(953)	(3,340)
Inventories	4,308	518
Prepaid expenses and other assets	(181)	563
Deferred revenue	(1,615)	(303)
Accounts payable	77	(264)
Accrued and other expenses	2,893	(1,523)
Income taxes payable	191	1,049
Net cash provided by operating activities	3,844	2,819
Investing activities:
Purchases of property, plant and equipment	(1,623)	(647)
Proceeds from disposal of assets	14	-
Net cash used in investing activities	(1,609)	(647)
Financing activities:
Repayments of notes payable	(4)	(338)
Payments under equipment financing obligations	(102)	(98)
Payment of deferred financing costs	(188)	2
Proceeds from equity issuance	26,251	-
Payment of equity transaction costs	(2,083)	-
Repayment of revolving credit facility	-	(5,216)
Cash dividend on Series A preferred stock	-	(1)
Net cash provided by financing activities	23,874	(5,651)
Net increase (decrease) in cash and restricted cash	26,109	(3,479)
Cash and restricted cash at beginning of year	47,534	3,896
Cash and restricted cash at end of year	$73,643	$417
Supplemental disclosure of cash flow information
Cash paid for interest	$15	$1,180
Cash paid for taxes	$29	$4
Non-cash financing activities:
Equipment purchased with debt	$-	$1,080
Capitalized expenditures in accounts payable and accrued expenses	$500	$1,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization and Nature of Business

Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas. Smart Sand, Inc. was incorporated in July 2011.The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company completed construction of the first phase of its primary facility in Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014 and 2015.

2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016.

On November 9, 2016, in connection with its Initial Public Offering (“IPO”), the Company’s Second Amended and Restated Certificate of Incorporation became effective to provide for a stock split of all issued and outstanding shares of common stock at a ratio of 2,200 for 1 (the “Stock Split”) and increased the authorized number of shares of common stock to 350,000 shares. Owners of fractional shares outstanding after the Stock Split were paid cash for such fractional interests. The effective date of the Stock Split was November 9, 2016. All common stock share amounts disclosed in this Form 10-Q reflect the Stock Split.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer. The Company’s sales are generally free carrier (“FCA”), payment made at the origination point at the Company’s facility, title passes as the product is loaded into rail cars hired by the customer, and revenue is recognized when title transfers at the Company’s facility. Certain spot-rate customers have shipping terms of FCA, payment made at the destination; the Company recognizes this revenue when the sand is received at the destination.

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

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company sells a limited amount of its products under short term price agreements or at prevailing market rates. The majority of the Company’s revenues are realized through take-or-pay supply agreements with four customers. The expiration dates of these contracts range from 2019 through 2020. These agreements define, among other commitments, the volume of product that its customers must purchase, the volume of product that the Company must provide, and the price that the Company will charge and that its customers will pay for each ton of contracted product. Prices under these agreements are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; or (ii) market factor increases, including a natural gas surcharge and a propane surcharge which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter. As a result, the Company’s realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, its realized prices may grow more slowly than those of competitors, and during periods of price decline, its realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, the Company recognizes revenues of the minimum contracted quantity and minimum contract price, assuming payment has been received or is reasonably assured. If deficiencies can be made up, amounts billed and collected in excess of actual sales are recognized as deferred revenues until production is actually taken by the customer or the right to make up deficiencies expires. These agreements generally provide that, if the Company is unable to deliver the contracted minimum volumes, the customer has the right to purchase replacement product from alternative sources, provided that the inability to supply is not the result of an excusable delay, as defined in these agreements. In the event that the price of the replacement product exceeds the contract price and the inability to supply the contracted minimum volume is not the result of an excusable delay, the Company is responsible for the difference.

The Company also recognizes revenue on the rental of its leased rail car fleet to customers either under long-term contracts or on an as-used basis. For the three months ended March 31, 2017 and 2016, the Company recognized $1,683 and $1,553, respectively, of rail car revenue.

For the three months ended March 31, 2017 and 2016, the Company recognized $0 and $2,997, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.

For the three months ended March 31, 2017 and 2016, the Company recognized $7,500 and $2,769, respectively, of monthly reservation charges required under certain customer contracts.

At March 31, 2017 and December 31, 2016, the Company determined that no amounts related to minimum commitments under customer contracts were due or payable to the Company.

Accounts Receivable and Unbilled Receivables

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms are past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivables are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of March 31, 2017 and December 31, 2016, the Company determined no allowance for doubtful accounts were necessary.

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

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company may receive an advance payment from a customer, based on the terms of the customer’s long-term contract, for a certain volume of product to be delivered. Revenue is recognized as product is delivered and the deferred revenue is reduced. The deferred revenue balance at March 31, 2017 and December 31, 2016 was $0 and $1,615, respectively, and classified as a current liability in the accompanying condensed consolidated balance sheets.

Transportation

Revenue generated from transportation was $6,604 and $0, respectively, for the three months ended March 31, 2017 and 2016. Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $7,302 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Inventories

The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.

Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the three months ended March 31, 2017 and 2016, the Company had no write-down of inventory as a result of any lower of cost or net realizable value assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs quarterly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.

Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.

Deferred Financing Charges

Direct costs incurred in connection with the revolving credit facility have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Fees attributable to the lender and third parties are presented as components of deferred financing costs since there is no outstanding balance on the revolving credit facility as of March 31, 2017 and there was no outstanding balance on the revolving credit facility as of December 31, 2016.

Amortization expense of the deferred financing charges of $106 and $37 is included in interest expense for each of the three months ended March 31, 2017 and 2016, respectively. Accretion of debt discount costs of $0 and $74 is included in interest expense for the three months ended March 31, 2017 and 2016, respectively.

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

Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the consolidated income statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) - 718, Compensation—Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Income Statements.

For restricted stock issued to employees and members of the board of directors of the Company (the “Board”) for their services on the Board, the Company estimates the grant date fair value of each share of restricted stock at issuance. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of restricted stock on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are accounted for when incurred. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. For awards subject to the Company’s performance as compared to a defined peer group, the Company recognizes stock-based compensation expense over the requisite service period; grant date fair value is determined using a monte carlo simulation.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Share-based payments issued to persons other than employees and members of the Board are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. Prior to the Company’s initial public offering, the grant date fair value was calculated based on a weighted analysis of (i) publicly traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. Once the Company’s shares became publicly traded on November 4, 2016, the Company began to use the actual market price of its shares as the grant date fair value for restricted stock awards issued to employees and members of the Board.

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of March 31, 2017 and December 31, 2016, there were no probable environmental matters.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Basic and Diluted Net Income Per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of Series A Preferred Stock, warrants to purchase common stock and restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of Series A Preferred Stock and warrants to purchase common stock, and restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares, restricted stock and warrants are excluded if their effect is anti-dilutive.  During the fourth quarter of 2016, the Series A Preferred Stock was fully redeemed and the warrants to purchase common stock were fully exercised. Therefore, for the three months ended March 31, 2017, these items have no impact on diluted weighted-average common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Determination of Shares
Weighted average common shares outstanding	39,697	22,135
Assumed conversion of warrants	-	3,999
Assumed conversion of restricted stock	177	276
Diluted weighted average common stock outstanding	39,874	26,410

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. Although the Company is still in the process of assessing the impact of the adoption of ASU 2014-09, it does not currently anticipate a material impact on its financial statements.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” (“ASU 2014-09”): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-11 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation (ASC 718) – Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the tax accounting impacts of stock compensation. Additionally, the new standard provides accounting policy elections regarding vesting and forfeiture accounting. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company elected to early adopt this standard in its December 31, 2016 consolidated financial statements. The Company accounts for forfeitures when they occur.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842)” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption. Although the Company is still in the process of assessing the impact of the adoption of ASU 2014-09, it does not currently anticipate a material impact on its financial statements.

4. Cash and Restricted Cash

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250 at each financial institution. The Company has not experienced any losses related to these balances.

Restricted Cash

Restricted cash represents cash held as collateral relating to an outstanding short term bond assuring performance under an agreement with a pipeline common carrier.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

5. Inventories

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw material	$264	$229
Work in progress	8,398	12,758
Finished goods	474	451
Spare parts	55	61
Total inventory	9,191	13,499
Less: current portion	9,080	10,344
Total inventory, net of current portion	$111	$3,155

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	March 31, 2017	December 31, 2016
Prepaid insurance	$449	$514
Prepaid expenses	895	861
Other receivables	240	28
Total prepaid expenses and other current assets	$1,584	$1,403

7. Property, Plant and Equipment, net

Net property, plant and equipment consisted of:

	March 31, 2017	December 31, 2016
Machinery, equipment and tooling	$5,474	$4,841
Vehicles	1,035	953
Furniture and fixtures	308	305
Plant and building	64,439	64,390
Real estate properties	3,607	3,503
Railroad and sidings	7,932	7,927
Land and improvements	13,339	13,317
Asset retirement obligation	1,324	1,324
Mineral properties	9,785	9,785
Deferred mining costs	417	417
Construction in progress	17,740	16,715
	125,400	123,477
Less: accumulated depreciation and depletion	20,997	19,381
Total property, plant and equipment, net	$104,403	$104,096

Depreciation expense was $1,662 and $1,603 for the three months ended March 31, 2017 and 2016, respectively. Depletion expense was $5 and ($4) for the three months ended March 31, 2017 and 2016, respectively.

The Company capitalized $0 and $132 for the three months ended March 31, 2017 and 2016, respectively, of interest expense associated with the construction of new plant and equipment.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

8. Accrued and Other Expenses

Accrued and other expenses were comprised of the following:

	March 31, 2017	December 31, 2016
Employee related expenses	$677	$955
Accrued construction	-	19
Accrued legal expenses	231	22
Accrued professional fees	229	350
Accrued freight and delivery charges	2,508	383
Accrued revolving credit facility interest	42	-
Derivative liability	-	-
Other accrued liabilities	1,538	701
Total accrued liabilities	$5,225	$2,430

From time to time, the Company enters into fixed-price purchase obligations to purchase propane or natural gas (which are used in its production operations). The contracts specify the quantity of propane or natural gas to be delivered over a specified period of time and at a specified fixed price. The Company has historically concluded that these obligations are precluded from recognition in its consolidated financial statements in accordance with the normal sales and normal purchases exclusion as provided in ASC 815 “Derivatives and Hedging”. However, as the Company did not take physical delivery under a fixed-price propane agreement entered into during 2015, the Company accounted for this agreement under derivative accounting. As of December 31, 2015, the liability for this agreement was marked to market and was settled in February 2016 for $460. The settlement is presented as part of the change in accrued and other expenses in operating activities on the condensed consolidated statement of cash flows.

9. Credit Facilities

Below is a description of the Company’s former and existing revolving credit facilities and other financing arrangements.

Former Revolving Credit Agreement

On March 28, 2014, the Company entered into a $72.5 million revolving credit and security agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent. The revolving credit facility under the Credit Agreement had a maturity date of March 28, 2019. On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

As of March 31, 2017 and December 31, 2016, $0 and $132, respectively, of interest expense were capitalized into property, plant and equipment in the consolidated balance sheets.

Existing Revolving Credit Facility

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

Default Rate: Upon the occurrence and during the continuance of any payment event of default, with respect to overdue principal and interest, the applicable interest rate plus 2.00% per annum, and with respect to overdue fees, the interest rate applicable to ABR loans plus 2.00% per annum, and in each case will be payable on demand.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of March 31, 2017, no amounts were outstanding under the Facility and the Company was in compliance with all covenants.

10. Equipment Lease Obligations

The Company entered into various lease arrangements to lease equipment. The equipment with a cost of $2,853 has been capitalized and included in the Company’s property, plant and equipment as of both March 31, 2017 and December 31, 2016. Depreciation expense under lease assets was approximately $73 for each of the three months ended March 31, 2017 and 2016.

Future minimum lease payments for equipment lease obligations as of March 31, 2017 are as follows:

Amount
2018	$678
2019	512
Total minimum lease payments	1,190
Amount representing interest at 0% - 4.95%	(48)
Present value of payments	1,142
Less: current portion	(640)
Total equipment financing obligations, net of current portion	$502

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

11.  Notes Payable

The Company financed certain land and equipment purchases by entering into various debt agreements. Interest rates on these notes ranged from 0.00% to 4.75%. Aggregate maturities of notes payable as of March 31, 2017 are as follows:

Amount
2018	$278
2019	288
Total	566
Less: current portion	(278)
Total notes payable, net current portion	$288

12. Asset Retirement Obligation

The Company had a post-closure reclamation and site restoration obligation of $1,404 as of March 31, 2017. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2016	$1,384
Additions to liabilities	-
Accretion expenses	20
Balance at March 31, 2017	$1,404

13.  Mandatorily Redeemable Series A Preferred Stock

On September 13, 2011, the Company entered into a financing agreement with an investor (the “Series A Investor”). The agreement provided for the sale of Series A Preferred Stock (“Series A Preferred Stock”) to the Series A Investor in multiple tranches. As part of this agreement, the Series A Investor received 22 shares of Series A Preferred Stock with an issuance price of $1,000 per share as well as 14,300 shares of common stock in exchange for gross proceeds of $22,000 in September 2011. The second tranche of 26 shares of Series A Preferred Stock was issued in January 2012, in exchange for gross proceeds of $26,000.

Dividends accrued and accumulated on the Series A Preferred Stock, whether or not earned or declared, at the rate of 15% per annum and compound quarterly on April 1, July 1, October 1 and January 1. Dividends were paid in-kind with additional Series A Preferred Stock; fractional share portions of calculated dividends were paid in cash. In-kind dividends were accounted for as interest expense and were accrued as part of the long-term liability in the consolidated balance sheets. The Company issued 0 and 1 Series A Preferred Stock for dividends in the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, the Company incurred $0 and $1,559 of interest expense related to the Preferred Shares, respectively. Of this expense, $0 and $132 were capitalized into property, plant and equipment in the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

On November 9, 2016, the Series A Preferred Stock was fully redeemed at a total redemption value of $40,329 using a portion of the proceeds from the IPO.

14. Common Stock

As disclosed in Note 2 – Basis of Presentation, on November 9, 2016, the Second Amended and Restated Certificate of Incorporation of the Company became effective and, among other things:

•	provided for a 2,200 for 1 stock split;
•	increased the authorized number of shares of common stock to 350,000 shares;
•	authorized 10,000 shares of undesignated preferred stock that may be used from time to time by the Company’s board of directors in one or more series.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

On November 9, 2016, the Company consummated the IPO of 11,700 shares of common stock at a price of $11.00 per share, generating net proceeds of $121.0 million after underwriting discounts and expenses. The Company used a portion of the net proceeds from the IPO to redeem all of its outstanding Series A Preferred Stock and to repay the outstanding indebtedness under its former revolving credit facility. On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from the Company and the Selling Shareholders. On November 29, 2016, the Company consummated the sale of 878 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $11.00 per share, generating proceeds of $9.7 million before underwriting discounts and expenses. The Company received no proceeds from the sale of common stock to the underwriters by the Selling Stockholders. The Company intends to use the net proceeds of the IPO for general corporate purposes.

On February 1, 2017, the Company entered into an Underwriting Agreement providing for the offer and sale of 1,500 shares of common stock at a price of $17.50 per share, generating net proceeds to the Company of approximately $24.2 million after underwriting discounts and expenses. The Company intends to use the net proceeds from this offering for current capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the Selling Shareholders sold 4,450 shares of common stock at a price of $17.50 per share. The Company received no proceeds from the sale of common stock by the Selling Shareholders. The Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an additional 893 shares of common stock. On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders. The Company received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

15. Warrants

Contemporaneous with the financing transaction in 2011 described in Note 13, the Company issued certain management stockholders warrants to purchase 3,999 shares of common stock for a purchase price of $0.0045 per share. The warrants were exercisable upon the achievement of certain triggering events, as defined in the warrant agreements. On December 2, 2016, a triggering event, as defined in the warrant agreement, had been achieved and all warrants were fully exercised.

16. Stock-Based Compensation

In May 2012, the Board approved the 2012 Equity Incentive Plan (“2012 Plan”), which provides for the issuance of Awards (as defined in the 2012 Plan) of up to a maximum of 440 shares of the Company’s common stock to employees, non-employee members of the Board, and consultants of the Company. During 2014, the 2012 Plan was amended to provide for the issuance of Awards of up to 880 shares of the Company’s common stock. The awards can be issued in the form of incentive stock options, non-qualified stock options or restricted stock, and have expiration dates of 5 or 10 years after issuance, depending on whether the recipient already holds above 10% of the voting power of all classes of the Company’s shares. The exercise price will be based on the fair market value of the share on the date of issuance; vesting periods will be determined by the board upon issuance of the Award. Subsequent to the Company’s initial public offering, no additional Awards were made under the 2012 Plan.

In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the board and consultants of the Company. Together the 2012 Plan and the 2016 Plan are referenced to as the Plans.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

During the three months ended March 31, 2017 and 2016, 266 and 161 shares of restricted stock were issued under the Plans, respectively. The grant date fair value of all the outstanding restricted stock per share was $1.89 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a monte carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For Awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $176 and $189 of compensation expense for the restricted stock during the three months ended March 2017 and 2016, respectively. At March 31, 2017, the Company had unrecognized compensation expense of $5,325 related to granted but unvested stock awards. That expense is to be recognized as follows:

2018	$2,239
2019	1,545
2020	1,086
2021	455
$5,325

The following table summarizes restricted stock activity under the Plans from December 31, 2016 through March 31, 2017:

	Number of Shares	Weighted Average
Unvested, December 31, 2016	273	$7.35
Granted	266	15.82
Vested	(22)	(8.06)
Forfeiture	-	-
Unvested March 31, 2017	517	$13.37

17. Income Taxes

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

For the three months ended March 31, 2017 and 2016, the Company’s statutory rate was 35.0%; the effective tax rate was approximately 34.7% and 45.0%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the annual effective tax rate includes modifications which were projected for the year, the domestic manufacturing deduction, and state income tax credits among others. The main drivers of the difference for 2017 were the domestic manufacturing deduction and state income tax credits. The main drivers of the difference for 2016 were domestic manufacturing deduction, state income tax credits and non-deductible interest expense.

The Company has evaluated its tax provisions taken as of March 31, 2017 and December 31, 2016 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax provisions has been recorded in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016. The Company is open to examination by taxing authorities since incorporation.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

18. Concentrations

As of March 31, 2017, four customers accounted for 84% of the Company’s total accounts receivable. As of December 31, 2016, three customers accounted for 92% of the Company’s total accounts receivable.

During the three months ended March 31, 2017, 81% of the Company’s revenues were earned from four customers. During the three months ended March 31, 2016, 98% of the Company’s revenues were earned from three customers.

As of March 31, 2017, three vendors accounted for 35% of the Company’s accounts payable. As of December 31, 2016, one vendor accounted for 35% of the Company’s accounts payable.

During the three months ended March 31, 2017, one supplier accounted for 11% of the company’s cost of goods sold. During the three months ended March 31, 2016, two suppliers accounted for 53% of the Company’s cost of goods sold.

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

19. Related Party Transactions

In January 2016, the Company provided a one-year, 0% loan to its Chief Executive Officer in the amount of $61.  This loan was fully forgiven and included as compensation in September 2016.

For each the three months ended March 31, 2017 and 2016, the Company reimbursed the Series A Investor $7 for certain out of pocket and other expenses in connection with certain management and administrative support services provided.

20. Commitments and Contingencies

Leases

The Company is obligated under certain operating leases and rental agreements for rail cars, office space, and other equipment. Future minimum annual commitments under such operating leases at March 31, 2017 are as follows:

2018	$8,087
2019	6,927
2020	5,440
2021	3,129
2022	1,436
Thereafter	285

Expense related to operating leases and rental agreements was $1,975 and $1,805 for the three months ended March 31, 2017 and 2016, respectively. Lease expense related to rail cars are included in cost of goods sold in the consolidated income statements.

Litigation

The Company is periodically involved in litigation and claims incidental to its operation. Management believes that any pending litigation will not have a material impact the Company’s financial position.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Employment Agreements

Certain of the Company’s executives are employed under employment agreements, the terms of which provide for, among other things, a base salary plus additional compensation including an annual bonus based on the percentage as defined and agreed upon by the Board based on service and/or performance in a given calendar year. The agreements, which contain one-year automatic renewals, provide for benefits that are customary for senior-level employees. The Company is required to pay severance under these agreements under certain conditions, as defined, in the event employment of these key executives is terminated. The Company’s commitment under these agreements is $1,250 as of March 31, 2017. The agreements are scheduled to expire by May 2017.

Consulting Agreements

On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The third party’s ongoing compensation consists of reimbursement of certain expenses, and $1 per each acre purchased as a closing fee. For the three months ended March 31, 2017 and 2016, the Company incurred no expense reimbursements and $3 of closing costs.

These costs have been capitalized in property and equipment in the accompanying consolidated balance sheets as they relate to the acquisition of land.

In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that have been mined and sold from the properties acquired under the consulting agreement continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the three months ended March 31, 2017 and 2016, the Company incurred $117 and $45 related to tonnage fees, respectively.

Bonds

The Company entered into a performance bond with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided this performance bond to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of March 31, 2017 and December 31, 2016, $972 and $971, respectively, of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheet.

21. Subsequent Events

The company has evaluated events and transactions subsequent to the balance sheet date and through the date the financial statements were available to be issued. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to March 31, 2017 that would require recognition or disclosures in these financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2016. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K. We use Adjusted EBITDA and production costs herein as a non-GAAP measure of our financial performance. See further discussion of Adjusted EBITDA and production costs at Item 2 – Management’s Discussion and Analysis.  We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries.

Overview

We are a pure-play, low-cost producer of high quality Northern White raw frac sand, which is a preferred proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We sell our products primarily to oil and natural gas exploration and production companies and oilfield service companies under a combination of long-term take-or-pay contracts and spot sales in the open market. We believe that the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities and the industry experience of our senior management team have positioned us as a highly attractive source of raw frac sand to the oil and natural gas industry.

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 332 million tons of proven recoverable sand reserves as of December 31, 2016. We began operations with 1.1 million tons of annual processing capacity in July 2012, expanded to 2.2 million tons of annual processing capacity in August 2014, and increased to 3.3 million tons of annual processing capacity in September 2015. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver up to approximately 3.3 million tons of raw frac sand per year. Based on our assessment of increased demand for our products, particularly fine mesh sand, we plan to increase the wet and dry plant processing capacity at our Oakdale facility in order to produce up to approximately 4.4 million tons of raw frac sand per year.

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

On February 1, 2017, we entered into an Underwriting Agreement providing for the offer and sale of 1,500,000 shares of common stock at a price of $17.50 per share, generating net proceeds to us of approximately $24.2 million after underwriting discounts and expenses. We intend to use the net proceeds from this offering for future capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the Selling Shareholders sold 4,450,000 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by the Selling Shareholders. The Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an additional 892,500 shares of common stock. On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders. We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

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

EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus (i) gain or loss on sale of fixed assets or discontinued operations, (ii) integration and transition costs associated with specified transactions, including our IPO, (iii) restricted stock compensation; (iv) development costs; (v) cash charges related to restructuring, retention and other similar actions, (vi), earnout and contingent consideration obligations, and (vii) noncash charges and unusual or nonrecurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; and
•

our ability to incur and service debt and fund capital expenditures; and our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.

We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net Income	$969	$382
Depreciation and depletion	1,667	1,599
Income tax expense	515	237
Interest expense	173	2,295
Franchise taxes	228	7
EBITDA	$3,552	$4,520
Gain on sale of fixed assets (1)	(39)	(26)
Restricted stock compensation (2)	176	189
Non-cash charges (3)	20	53
Adjusted EBITDA	$3,709	$4,736

(1)	Includes gains related to the sale and disposal of certain assets in property, plant and equipment.
(2)	Represents the non-cash expenses for stock-based awards issued to our employees and outside directors.
(3)	Represents accretion of asset retirement obligations and loss on derivatives. For the three months ended March 31, 2016, the Company incurred a loss of $5 related to a propane derivative contract.

Production Costs

We also use production costs, which we define as costs of goods sold, excluding depreciation, depletion, accretion of asset retirement obligations and freight charges to measure our financial performance. Freight charges consist of shipping costs and rail car rental and storage expenses. Shipping costs consist of railway transportation and transload costs to deliver products to customers. A portion of these freight charges are passed through to our customers and are, therefore, included in revenue. Rail car rental and storage expenses are associated with our long-term rail car operating agreements with certain customers. We believe production costs is a meaningful measure to management and external users of our financial statements, such as investors and commercial banks, because it provides a measure of operating performance that is unaffected by historical cost basis. Cost of goods sold is the GAAP measure most directly comparable to production costs. Production costs should not be considered an alternative to cost of goods sold presented in accordance with GAAP. Because production costs may be defined differently by other companies in our industry, our definition of production costs may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of production costs to cost of goods sold.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of goods sold	$19,662	$5,337
Depreciation, depletion, and accretion of asset retirement obligations	(1,579)	(1,487)
Freight charges	(9,228)	(1,461)
Production costs	$8,855	$2,389
Production costs per ton	$15.84	$18.52

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

•

We fully redeemed the Series A Preferred Stock on November 9, 2016. On November 9, 2016, our Series A redeemable preferred stock (the “Series A Preferred Stock”) was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO. Therefore, we will no longer incur the interest expense associated with the Series A Preferred Stock. For the three months ended March 31, 2016, we incurred $1.6 million of interest expense.

•

Market Trends. Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling and completions activity during the second half of 2016. Drilling and completions activity has continued to show improvement in the first quarter of 2017, and should oil and natural gas prices remain in or improve from current trading levels, we anticipate that drilling and completions activity will continue at current levels or better for the remainder of 2017.

Results of Operations

The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues	$25,059	$10,359
Cost of goods sold	19,662	5,337
Gross profit	5,397	5,022
Operating expenses:
Salaries, benefits and payroll taxes	1,697	1,184
Depreciation and amortization	108	129
Selling, general and administrative	2,034	875
Total operating expenses	3,839	2,188
Income from operations	1,558	2,834
Preferred stock interest expense	-	(1,500)
Other interest expense	(111)	(795)
Other income	37	80
Total other expenses, net	(74)	(2,215)
Income before income tax expense	1,484	619
Income tax expense	515	237
Net income	$969	$382

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Revenue was $25.1 million for the three months ended March 31, 2017, during which time we sold approximately 558,500 tons of sand. Total revenue for the three months ended March 31, 2016 was $10.4 million, during which time we sold approximately 129,300 tons of sand. Revenue increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as a result of higher sales volume in the current period offset by lower average selling prices due to reservation charges being spread over a larger amount of contractual volumes sold in the first quarter 2017 in comparison to the same period in 2016.

The key factors contributing to the increase in revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 were as follows:

•

Sand sales revenue increased to $16.7 million for the three months ended March 31, 2017 compared to $5.8 million for the three months ended March 31, 2016. Tons sold increased by over 300% due to increased exploration and production activity in the oil and natural gas industry in the first quarter of 2017, compared to the same period in 2016.

•

Average selling price per ton, which includes reservation charges, decreased to $29.98 for the three months ended March 31, 2017 from $44.92 for the three months ended March 31, 2016 due to increased volumes, which led to reservation charges being allocated to a greater number of tons sold.

•

Reservation and contractual shortfall revenues were $7.5 million and $0 million, respectively, for the three months ended March 31, 2017. Reservation and contractual shortfall revenues were $2.8 million and $3.0 million, respectively, for the three months ended March 31, 2016, which helped to mitigate the lower sales volume and average selling price in the 2016 quarter. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. With respect to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•

Transportation revenue was approximately $8.3 million for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016. The increase in transportation revenue was due to the increased sales volume in the quarter as compared to the first quarter of 2016.  Rail car rental revenue was $1.7 million for the three months ended March 31, 2017, increasing by approximately $0.1 million compared to the three months ended March 31, 2016 due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation and rail car rental revenues currently represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $19.7 million and $5.3 million, or $35.17 and $41.37 per ton sold, for the three months ended March 31, 2017 and 2016, respectively. Of this amount, production costs were $8.9 million and $2.4 million, or $15.84 and $18.52 per ton sold, and freight charges, which consist of transportation costs and rail car rental and storage expense, were $9.2 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. Cost of goods sold increased and per ton cost of goods sold decreased for the three months ended March 31, 2017 in comparison to the same period in 2016 due to higher sales volume and increased rail car rental and railway freight costs. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $1.6 million and $1.5 million, respectively, for the three months ended March 31, 2017 and 2016. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures”.

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $5.4 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Operating expenses were $3.8 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $1.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, with the approximate $0.5 million increase due to additional headcount and accrued bonus expense for the board-approved 2017 incentive plan. The 2016 bonus plan was not approved by the board until the fourth quarter 2016. Selling, general and administrative expenses increased as a result of additional insurance, consulting and legal costs incurred as a publicly traded corporation.

Preferred Stock and Other Interest Expense

We incurred $0.2 million and $2.3 million of interest expense for the three months ended March 31, 2017 and 2016, respectively. Interest expense for the three months ended March 31, 2017 is derived primarily from deferred finance fees and unused line fees for our existing revolving credit facility. Interest expense for the three months ended March 31, 2016 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock and former revolving credit facility accounted for $1.5 million and $0.8 million for the three months ended March 31, 2016, respectively. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the former revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax Expense

For the three months ended March 31, 2017 and 2016, our statutory tax rate was 35.0% and our effective tax rate was approximately 34.7% and 45.0%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction and state income tax credit among others. The computation for the three months ended March 31, 2016 also included modifications for non-deductible interest expense on the Series A Preferred Stock. The primary drivers of the difference between 2017 and 2016 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as the full redemption of the Series A Preferred Stock in November 2016.

Net Income and Adjusted EBITDA

Net income was $1.0 million for the three months ended March 31, 2017 compared to net income of $0.4 million for the three months ended March 31, 2016. Adjusted EBITDA was $3.7 million for the three months ended March 31, 2017 compared to $4.7 million for the three months ended March 31, 2016. The increase in net income resulted from an increase in gross profit due to higher volumes sold, lower interest expense due to the full redemption of Series A Preferred Stock in November 2016, and no outstanding balance on our existing credit facility, offset by additional costs incurred as a publicly traded corporation. The decrease in Adjusted EBITDA resulted from average selling price per ton decreasing as a result of reservation charges being allocated to a greater number of tons sold for the three months ended March 31, 2017 and $3.0 million shortfall revenue recognized during the three months ended March 31, 2016. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital

The following table presents the components of our working capital as of March 31, 2017 compared to December 31, 2016.

	March 31,	December 31,
	2017	2016
	(in thousands)
Total current assets	$95,104	$65,024
Total current liabilities	15,560	13,722
Working capital	$79,544	$51,302

March 31, 2017 Compared to December 31, 2016

Our working capital surplus was $79.5 million at March 31, 2017 compared to a working capital surplus of $51.3 million at December 31, 2016.  On February 7, 2017, we closed on an equity offering of 1,500,000 shares of our common stock, generating net proceeds of approximately $24.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, our primary sources of liquidity were from funds generated through operations and our former revolving credit facility.

On November 9, 2016, we consummated the IPO of 11,700,000 shares of common stock at a price of $11.00 per share, generating net proceeds to us of $121.0 million after underwriting discounts and expenses. We used a portion of the net proceeds from the IPO to redeem all of our outstanding Series A Preferred Stock and to repay the outstanding indebtedness under our existing revolving credit facility, which was terminated. We intend to use the remaining net proceeds for general corporate purposes.

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

On February 1, 2017 we entered into an Underwriting Agreement providing for the offer and sale of 1,500,000 shares of common stock at a price of $17.50 per share, generating net proceeds to us of approximately $24.2 million after underwriting discounts and expenses. We intend to use the net proceeds from this offering for future capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the Selling Shareholders sold 4,450,000 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by the Selling Shareholders.

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

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the three Months Ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,844	$2,819
Net cash used in investing activities	$(1,609)	$(647)
Net cash provided by (used in) financing activities	$23,874	$(5,651)

Cash Provided by Operating Activities

Net cash provided by operating activities was $3.8 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. Operating cash flows include net income of $1.0 million and $0.4 million in net earnings generated from the sale of raw frac sand to our customers in the three months ended March 31, 2017 and 2016, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

Cash Used in by Investing Activities

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2017 compared to $0.6 million used for the three months ended March 31, 2016. The $1.0 million increase was primarily the result of an increase in capital expenditures.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $23.9 million for the three months ended March 31, 2017, which included net proceeds from equity issuance of approximately $24.2 million, $0.1 million in payments on equipment financing obligations and notes payable, and $0.2 million on deferred financing fees.

Net cash used in financing activities was $5.7 million for the three months ended March 31, 2016, which was comprised primarily of $5.2 million of repayment on former revolving credit facility and $0.4 million in payments on equipment financing obligations and notes payable.

Credit Facilities

Our Credit Facility and Other Arrangements

Below is a description of our former and existing revolving credit facilities and other financing arrangements.

Former Revolving Credit Facility

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

Interest Rates: The interest rates under the Facility will be based on the leverage ratio (as defined in the New Credit Agreement) for the most recently ended fiscal quarter. Interest will be payable in arrears (a) for loans accruing interest at a rate based on LIBOR (plus an applicable margin ranging from 3.00% - 4.00%,depending on the leverage ratio), at the end of each interest period and, for interest periods of greater than three months, every three months, and on the maturity date of the Facility and (b) for loans accruing interest based on the ABR (plus an applicable margin ranging from 2.00% - 3.00%, depending on the leverage ratio), quarterly in arrears and on the maturity date of the Facility.

Default Rate: Upon the occurrence and during the continuance of any payment event of default, with respect to overdue principal and interest, the applicable interest rate plus 2.00% per annum, and with respect to overdue fees, the interest rate applicable to ABR loans plus 2.00% per annum, and in each case will be payable on demand.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement).

Capital Requirements

As of March 31, 2017, we had commitments related to certain expansion and replacement capital projects of approximately $1.7 million. We expect to incur approximately $85 million during 2017 in expansion and replacement capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash flow from operations and proceeds from our IPO and February 2017 equity offering and potential borrowings under our existing revolving credit facility.

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

Contractual Obligations

As of March 31, 2017, we had contractual obligations for the existing revolving credit facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars.

In the three months ended March 31, 2017, there have been no material changes to our contractual obligations as reported in the 2016 annual report. As disclosed in Notes 9 and 13, respectively, to the Condensed Consolidated Financial Statements in this Report, the former revolving credit facility was fully repaid and terminated and the Series A Preferred Stock was fully redeemed.

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we had outstanding performance bonds of $8.6 million and $8.3 million, respectively.

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

Customer Concentration

For the three months ended March 31, 2017, sales to Rice Pressure Pumping, Weatherford, and US Well Services accounted for 38.6%, 18.1%, and 14.5%, respectively, of total revenue. For the three months ended March 31, 2016, sales to Weatherford, US Well Services, and C&J Energy Services accounted for 41.4%, 35.9%, and 20.4%, respectively, of total revenue.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2017. For more information, please read our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission on March 16, 2017.

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

Interest Rate Risk

As of March 31, 2017, we had no amounts outstanding under our existing revolving credit facility, which bears interest at our option at either:

•	ABR (as defined in the revolving credit facility), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio; or
•	LIBOR plus an applicable margin of 3.00% - 4.00% depending on the leverage ratio.

On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

On December 8, 2016, the Company entered into a $45 million three-year senior secured Revolving Credit Facility (the “Facility”), which has a similar interest rate risk to the former revolving credit facility, with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019 and has the following terms and conditions (the “New Credit Agreement”):

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

Default Rate: Upon the occurrence and during the continuance of any payment event of default, with respect to overdue principal and interest, the applicable interest rate plus 2.00% per annum, and with respect to overdue fees, the interest rate applicable to ABR loans plus 2.00% per annum, and in each case will be payable on demand.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of March 31, 2017 and December 31, 2016, there were no amounts outstanding under the Facility; therefore, these covenants have no impact over the facility as of the balance sheet date.

Credit Risk

Substantially all of our revenue for the three months ended March 31, 2017 and 2016 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the recent downturn in activity in the oil and natural gas industry in recent years, and may be impacted if the oil and natural gas industry faces another activity downturn. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As of the date of this Report, there have been no material changes in the risk factors previously included in Item 1A- “Risk Factors,” in our Annual Report on form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 9, 2016, we completed our IPO of 11,700,000 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to the Registration Statement, which was declared effective on November 3, 2016. We received approximately $126.0 million in net proceeds after deducting underwriting discounts and commissions.  The material provisions of the IPO, including the underwriters, net proceeds, and expenses, are described in the IPO Prospectus. Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Jefferies LLC, Piper Jaffray & Co., Tudor, Pickering, Holt & Co. and Deutsche Bank Securities acted as book-running managers of the IPO. We granted the underwriters an option for a period of 30 days to purchase up to an additional 877,500 shares of common stock at the initial offering price, and the Selling Stockholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 877,500 shares of common stock at the initial offering price.  On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of our common stock from us and the Selling Stockholders, which was completed on November 29, 2016. We received approximately $9.1 million in net proceeds after deducting underwriting discounts and commissions. We received no proceeds from the sale of common stock by the Selling Stockholders. We used a portion of the net proceeds from the IPO to redeem all of the outstanding Series A Preferred Stock and to repay the outstanding indebtedness under the revolving credit facility, which was terminated, and we intend to use the remaining net proceeds for general corporate purposes.

On February 1, 2017, we entered into an Underwriting Agreement providing for the offer and sale of 1,500,000 shares of common stock at a price of $17.50 per share, generating net proceeds to us of approximately $24.2 million before underwriting discounts and expenses. We intend to use the net proceeds from this offering for future capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the Selling Shareholders sold 4,450,000 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by the Selling Shareholders. The Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an additional 892,500 shares of common stock. On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders. We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.1†	Master Product Purchase Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC

10.2†	Railcar Usage Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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

Smart Sand Inc.

May 11, 2017	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

May 11, 2017	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.1†	Master Product Purchase Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC

10.2†	Railcar Usage Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
+

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.