Form 10-Q
period 2017-06-30
Smart Sand, Inc.
filed 2017-08-10
CIK 1529628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Number of shares of Common Stock outstanding, par value $0.001 per share, as of August 3, 2017: 40,372,683

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMART SAND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	December 31,
	(unaudited)	2016
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$63,357	$46,563
Restricted cash	485	971
Accounts receivable	14,836	5,339
Unbilled receivables	128	404
Inventories	8,811	10,344
Prepaid expenses and other current assets	4,818	1,403
Total current assets	92,435	65,024
Inventories, long-term	-	3,155
Property, plant and equipment, net	111,077	104,096
Deferred financing costs, net	1,125	1,154
Other assets	23	23
Total assets	$204,660	$173,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,898	$1,663
Accrued and other expenses	8,281	2,430
Deferred revenue	5	1,615
Income taxes payable	-	7,058
Current portion of equipment financing obligations	285	674
Current portion of notes payable	-	282
Total current liabilities	12,469	13,722
Equipment financing obligations, net of current portion	432	572
Notes payable, net of current portion	288	288
Deferred tax liabilities, long-term, net	19,202	15,044
Asset retirement obligation	1,425	1,384
Total liabilities	33,816	31,010
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,453,735 issued and 40,372,683 outstanding at June 30, 2017; 38,884,068 issued and 38,816,474 outstanding at December 31, 2016	40	39
Treasury stock, at cost, 81,052 and 67,594 shares at June 30, 2017 and December 31, 2016, respectively	(666)	(539)
Additional paid-in capital	157,807	132,879
Retained earnings	13,663	10,063
Total stockholders’ equity	170,844	142,442
Total liabilities and stockholders’ equity	$204,660	$173,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues	$29,787	$8,494	$54,847	$18,853
Cost of goods sold	21,407	6,532	41,063	11,869
Gross profit	8,380	1,962	13,784	6,984
Operating expenses:
Salaries, benefits and payroll taxes	2,167	1,111	3,864	2,295
Depreciation and amortization	120	52	229	181
Selling, general and administrative	2,283	1,051	4,317	1,926
Total operating expenses	4,570	2,214	8,410	4,402
Operating income (loss)	3,810	(252)	5,374	2,582
Other income (expenses):
Preferred stock interest expense	-	(1,623)	-	(3,123)
Other interest expense, net	(115)	(876)	(226)	(1,671)
Other income	83	109	120	189
Total other income (expenses), net	(32)	(2,390)	(106)	(4,605)
Income (loss) before income tax (benefit) expense	3,778	(2,642)	5,268	(2,023)
Income tax (benefit) expense	1,154	(294)	1,668	(56)
Net income (loss)	$2,624	$(2,348)	$3,600	$(1,967)
Net income (loss) per common share:
Basic	$0.07	$(0.11)	$0.09	$(0.09)
Diluted	$0.06	$(0.11)	$0.09	$(0.09)
Weighted-average number of common shares:
Basic	40,347	22,145	40,024	22,169
Diluted	40,453	22,145	40,167	22,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock		Additional		Total
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity
	(in thousands, except share amounts)
Balance at December 31, 2016	38,816,474	$39	67,594	$(539)	$132,879	$10,063	$142,442
Vesting of restricted stock	69,667	-	-	-	-	-	-
Stock-based compensation	-	-	-		760	-	760
Proceeds from equity issuance, net of transaction costs	1,500,000	1			24,168		24,169
Restricted stock buy back	(13,458)		13,458	(127)			(127)
Net income	-	-	-	-	-	3,600	3,600
Balance at June 30, 2017	40,372,683	$40	81,052	$(666)	$157,807	$13,663	$170,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities:
Net income (loss)	$3,600	$(1,967)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion of asset retirement obligation	3,412	3,227
Loss (gain) on disposal of assets	157	(30)
Loss on derivatives	-	5
Bad debt expense	-	119
Amortization of deferred financing cost	222	80
Accretion of debt discount	-	159
Deferred income taxes (benefit)	4,158	(3,568)
Stock-based compensation, net	760	420
Non-cash interest expense on Series A preferred stock	-	3,123
Changes in assets and liabilities:
Accounts receivable	(9,497)	3,309
Unbilled receivables	276	-
Inventories	4,688	408
Prepaid expenses and other assets	(3,415)	667
Deferred revenue	(1,610)	(904)
Accounts payable	13	(240)
Accrued and other expenses	4,959	(1,163)
Income taxes payable	(7,058)	2,425
Net cash provided by operating activities	665	6,070
Investing activities:
Purchases of property, plant and equipment	(7,729)	(761)
Proceeds from disposal of assets	14	71
Net cash used in investing activities	(7,715)	(690)
Financing activities:
Repayments of notes payable	(282)	(938)
Payments under equipment financing obligations	(208)	(198)
Payment of deferred financing costs	(193)	1
Proceeds from equity issuance	26,251	-
Payment of equity transaction costs	(2,083)	-
Repayment of revolving credit facility	-	(6,216)
Cash dividend on Series A preferred stock	-	(2)
Purchase of treasury stock	(127)	(55)
Net cash provided by (used) in financing activities	23,358	(7,408)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,308	(2,028)
Cash and cash equivalents and restricted cash at beginning of year	47,534	3,896
Cash and cash equivalents and restricted cash at end of year	$63,842	$1,868
Supplemental disclosure of cash flow information
Cash paid for interest	$94	$1,772
Cash paid for taxes	$7,596	$76
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$3,006	$987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization and Nature of Business

Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas. Smart Sand, Inc. was incorporated in July 2011.The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company completed construction of the first phase of its primary facility in Oakdale, Wisconsin and commenced operations in July 2012, subsequently expanded its operations in 2014 and 2015 and is currently expanding its operations from 3.3 million of annual processing capacity to 5.5 million tons of annual processing capacity. This expansion is anticipated to be completed early in 2018.

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

The Company derives its revenue by mining and processing sand that its customers purchase. Its revenues are primarily a function of the price per ton realized and the volumes sold. In some instances, the Company’s revenues also include transportation costs it charges its customers, a monthly charge to reserve sand capacity and shortfall payments due from customers for minimum volume commitments. The Company’s transportation revenue fluctuates based on a number of factors, including the volume of product it transports and the distance between its plant and customers. The Company’s reservation and shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company sells a limited amount of its products under short term price agreements or at prevailing market rates. The majority of the Company’s revenues are realized through take-or-pay supply agreements with five customers. The expiration dates of these contracts range from 2019 through 2020. These agreements define, among other commitments, the volume of product that its customers must purchase, the volume of product that the Company must provide, and the price that the Company will charge and that its customers will pay for each ton of contracted product. Prices under these agreements are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; or (ii) market factor increases, including a natural gas surcharge and a propane surcharge which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter. As a result, the Company’s realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, its realized prices may grow more slowly than those of competitors, and during periods of price decline, its realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, the Company recognizes revenues of the minimum contracted quantity and minimum contract price, assuming payment has been received or is reasonably assured. If deficiencies can be made up, amounts billed and collected in excess of actual sales are recognized as deferred revenues until production is actually taken by the customer or the right to make up deficiencies expires. These agreements generally provide that, if the Company is unable to deliver the contracted minimum volumes, the customer has the right to purchase replacement product from alternative sources, provided that the inability to supply is not the result of an excusable delay, as defined in these agreements. In the event that the price of the replacement product exceeds the contract price and the inability to supply the contracted minimum volume is not the result of an excusable delay, the Company is responsible for the difference.

The Company also recognizes revenue on the rental of its leased rail car fleet to customers either under long-term contracts or on an as-used basis. For the three months ended June 30, 2017 and 2016, the Company recognized $1,900 and $1,389, respectively, of rail car revenue. For the six months ended June 30, 2017 and 2016, the Company recognized $3,583 and $2,942, respectively, of rail car revenue.

For the three months ended June 30, 2017 and 2016, the Company recognized $74 and $0, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts. For the six months ended June 30, 2017 and 2016, the Company recognized $74 and $2,997, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.

For the three months ended June 30, 2017 and 2016, the Company recognized $7,500 and $2,772, respectively, of monthly reservation charges required under certain customer contracts.  For the six months ended June 30, 2017 and 2016, the Company recognized $15,000 and $5,541, respectively, of monthly reservation charges required under certain customer contracts.

Revenue generated from transportation was $11,018 and $121, respectively, for the three months ended June 30, 2017 and 2016. Revenue generated from transportation was $17,622 and $121, respectively, for the six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, the Company determined that no amounts related to minimum commitments under customer contracts were due or payable to the Company.

Accounts Receivable and Unbilled Receivables

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms are past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivables are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of June 30, 2017 and December 31, 2016, the Company determined no allowance for doubtful accounts were necessary.

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

The Company may receive an advance payment from a customer, based on the terms of the customer’s long-term contract, for a certain volume of product to be delivered. Revenue is recognized as product is delivered and the deferred revenue is reduced. The deferred revenue balance at June 30, 2017 and December 31, 2016 was $5 and $1,615, respectively, and classified as a current liability in the accompanying condensed consolidated balance sheets.

Transportation

Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $10,852 and $157 for three months ended June 30, 2017 and 2016, respectively. Cost of sales generated from shipping was $18,154 and $157 for the six months ended June 30, 2017 and 2016, respectively.

Inventories

The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.

Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the three and six months ended June 30, 2017 and 2016, the Company had no write-down of inventory as a result of any lower of cost or net realizable value assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs quarterly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.

Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.

Deferred Financing Charges

Direct costs incurred in connection with the revolving credit facility have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Fees attributable to the lender and third parties are presented as components of deferred financing costs since there is no outstanding balance on the revolving credit facility as of June 30, 2017 and December 31, 2016.

Amortization expense of the deferred financing charges of $117 and $43 is included in interest expense for each of the three months ended June 30, 2017 and 2016, respectively. Amortization expense of the deferred financing charges of $222 and $80 is included in interest expense for each of the six months ended June 30, 2017 and 2016, respectively.

Accretion of debt discount costs of $0 and $85 is included in interest expense for the three months ended June 30, 2017 and 2016, respectively. Accretion of debt discount costs of $0 and $159 is included in interest expense for the six months ended June 30, 2017 and 2016, respectively.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of debt for which fair value approximates carrying values as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of June 30, 2017 and December 31, 2016, there were no probable environmental matters.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of Series A Preferred Stock, warrants to purchase common stock and restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of Series A Preferred Stock and warrants to purchase common stock, and restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares, restricted stock and warrants are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and dilute net loss per share of common stock for the three and six months ended June 30, 2016. During the fourth quarter of 2016, the Series A Preferred Stock was fully redeemed and the warrants to purchase common stock were fully exercised. Therefore, for the three and six months ended June 30, 2017, these items have no impact on diluted weighted-average common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income (loss) per share to the weighted average common shares outstanding used in the calculation of diluted net income (loss) per share:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Determination of Shares
Weighted average common shares outstanding	40,347	40,024
Assumed conversion of restricted stock	106	143
Diluted weighted average common stock outstanding	40,453	40,167

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. Although the Company is still in the process of assessing the impact of the adoption of ASU 2016-12, it does not currently anticipate a material impact on its financial statements.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” (“ASU 2016-11”): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. Although the Company is still in the process of assessing the impact of the adoption of ASU 2016-11, it does not currently anticipate a material impact on its financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. Although the Company is still in the process of assessing the impact of the adoption of ASU 2016-10, it does not currently anticipate a material impact on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption. Although the Company is still in the process of assessing the impact of the adoption of ASU 2014-09, it does not currently anticipate a material impact on its financial statements.

4. Cash, Cash Equivalents and Restricted Cash

Cash

The Company considers all highly liquid money market instruments to be cash equivalents. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250 at each financial institution. The Company has not experienced any losses related to these balances.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Restricted Cash

Restricted cash represents cash held as collateral relating to an outstanding short-term bond assuring performance under an agreement with a pipeline common carrier.

5. Inventories

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw material	$359	$229
Work in progress	7,812	12,758
Finished goods	585	451
Spare parts	55	61
Total inventory	8,811	13,499
Less: current portion	8,811	10,344
Total inventory, net of current portion	$-	$3,155

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	June 30, 2017	December 31, 2016
Prepaid insurance	$338	$514
Prepaid expenses	1,001	861
Prepaid income taxes	2,986	-
Other receivables	493	28
Total prepaid expenses and other current assets	$4,818	$1,403

7. Property, Plant and Equipment, net

Net property, plant and equipment consisted of:

	June 30, 2017	December 31, 2016
Machinery, equipment and tooling	$4,995	$4,841
Vehicles	1,329	953
Furniture and fixtures	312	305
Plant and building	64,439	64,390
Real estate properties	3,607	3,503
Railroad and sidings	7,939	7,927
Land and improvements	13,338	13,317
Asset retirement obligation	1,324	1,324
Mineral properties	9,785	9,785
Deferred mining costs	417	417
Construction in progress	26,057	16,715
	133,542	123,477
Less: accumulated depreciation and depletion	22,465	19,381
Total property, plant and equipment, net	$111,077	$104,096

Depreciation expense was $1,688 and $1,569 for the three months and $3,350 and $3,172 for the six months ended June 30, 2017 and 2016, respectively. Depletion expense was $5 and $5 for the three months and $10 and $1 for the six months ended June 30, 2017 and 2016, respectively.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company capitalized no interest expense associated with the construction of new plant and equipment for the three months ended June 30, 2017 and 2016. The Company capitalized $0 and $139 for the six months ended June 30, 2017 and 2016, respectively, of interest expense associated with the construction of new plant and equipment.

8. Accrued and Other Expenses

Accrued and other expenses were comprised of the following:

	June 30, 2017	December 31, 2016
Employee related expenses	$1,445	$955
Accrued construction	774	19
Accrued legal expenses	18	22
Accrued professional fees	991	350
Accrued freight and delivery charges	3,802	383
Accrued revolving credit facility interest	43	-
Derivative liability	-	-
Other accrued liabilities	1,208	701
Total accrued liabilities	$8,281	$2,430

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

As of June 30, 2017 and December 31, 2016, $0 and $80, respectively, of interest expense were capitalized into property, plant and equipment in the consolidated balance sheets.

Existing Revolving Credit Facility

On December 8, 2016, the Company entered into a $45 million three-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. Substantially all of the assets of the Company are pledged as collateral under the Facility. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of June 30, 2017, no amounts were outstanding under the Facility and the Company was in compliance with all covenants.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

10. Equipment Lease Obligations

The Company entered into various lease arrangements to lease equipment. The equipment with a cost of $1,484 and $2,853 has been capitalized and included in the Company’s property, plant and equipment as of June 30, 2017 and December 31, 2016, respectively. Depreciation expense under lease assets was approximately $73 for each of the three months and $146 for each of the six months ended June 30, 2017 and 2016, respectively.

Future minimum lease payments for equipment lease obligations as of June 30, 2017 are as follows:

Amount
2018	$315
2019	435
Total minimum lease payments	750
Amount representing interest at 0% - 4.95%	(33)
Present value of payments	717
Less: current portion	(285)
Total equipment financing obligations, net of current portion	$432

11. Notes Payable

The Company financed certain land purchases by entering into various debt agreements. The interest rate on these notes is 4.00%. Aggregate maturities of notes payable as of June 30, 2017 are as follows:

Amount
2018	$-
2019	288
Total	288
Less: current portion	-
Total notes payable, net current portion	$288

12. Asset Retirement Obligation

The Company had a post-closure reclamation and site restoration obligation of $1,425 as of June 30, 2017. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2016	$1,384
Additions to liabilities	-
Accretion expenses	41
Balance at June 30, 2017	$1,425

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

Dividends accrued and accumulated on the Series A Preferred Stock, whether or not earned or declared, at the rate of 15% per annum and compound quarterly on April 1, July 1, October 1 and January 1. Dividends were paid in-kind with additional Series A Preferred Stock; fractional share portions of calculated dividends were paid in cash. In-kind dividends were accounted for as interest expense and were accrued as part of the long-term liability in the consolidated balance sheets. The Company issued $0 and $2,714 Series A Preferred Stock for dividends in the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, the Company incurred $0 and $1,623 of interest expense related to the Preferred Shares, respectively. For the

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

six months ended June 30, 2017 and 2016, the Company incurred $0 and $3,182 of interest expense related to the Series A Preferred Stock, respectively.  Of this expense, $0 and $59 were capitalized into property, plant and equipment in the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

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

During the six months ended June 30, 2017 and 2016, 336 and 73 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $3.03 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For Awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $585 and $231 of compensation expense for the restricted stock during the three months ended June 30, 2017 and 2016, respectively. The Company recognized, in operating expenses on the consolidated income statements, $760 and $420 of compensation expense for the restricted stock during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had unrecognized compensation expense of $5,369 related to granted but unvested stock awards. That expense is to be recognized as follows:

2018	$2,240
2019	1,617
2020	1,023
2021	489
$5,369

The following table summarizes restricted stock activity under the Plans from December 31, 2016 through June 30, 2017:

	Number of Shares	Weighted Average
Unvested, December 31, 2016	273	$7.35
Granted	336	14.96
Vested	(70)	(8.00)
Forfeiture	-	-
Unvested June 30, 2017	539	$13.27

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

For the three months ended June 30, 2017 and 2016, the Company’s statutory rate was 35.0%; the effective tax rate was approximately 30.5% and 11.1%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as share-based compensation, domestic manufacturing deduction, and state income tax credits among others. The difference in the effective tax rate was primarily non-deductible interest expense incurred during the three months ended June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Company’s statutory rate was 35.0%; the effective tax rate was approximately 31.7% and 2.8%, respectively, based on the statutory federal rate net of discrete federal and state taxes.

The Company has evaluated its tax provisions taken as of June 30, 2017 and December 31, 2016 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax provisions has been recorded in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016. The Company is open to examination by taxing authorities since incorporation.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

18. Concentrations

As of June 30, 2017, five customers accounted for 91% of the Company’s total accounts receivable. As of December 31, 2016,   three customers accounted for 93% of the Company’s total accounts receivable.

During the three months ended June 30, 2017, 79% of the Company’s revenues were earned from four customers. During the three months ended June 30, 2016, 96% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2017, 76% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2016, 88% of the Company’s revenues were earned from three customers.

As of June 30, 2017, five vendors accounted for 85% of the Company’s accounts payable. As of December 31, 2016, one vendor accounted for 35% of the Company’s accounts payable.

During the three months ended June 30, 2017, two suppliers accounted for 90% of the company’s cost of goods sold. During the three months ended June 30, 2016, one supplier accounted for 20% of the Company’s cost of goods sold. During the six months ended June 30, 2017, two suppliers accounted for 62% of the company’s cost of goods sold. During the six months ended June 30, 2016, two suppliers accounted for 39% of the Company’s cost of goods sold.

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

For the three months ended June 30, 2017 and 2016, the Company reimbursed the Series A Investor $39 and $7, respectively, and $39 and $7 for the six months ended June 30, 2017 and 2016, respectively, for certain out of pocket and other expenses in connection with certain management and administrative support services provided.

20. Commitments and Contingencies

Leases

The Company is obligated under certain operating leases and rental agreements for rail cars, office space, and other equipment. Future minimum annual commitments under such operating leases at June 30, 2017 are as follows:

2018	$10,282
2019	9,455
2020	5,996
2021	3,691
2022	1,142
Thereafter	263

Expense related to operating leases and rental agreements was $2,092 and $1,632 for three months ended June 30, 2017 and 2016. Expense related to operating leases and rental agreements was $4,068 and $3,437 for the six months ended June 30, 2017 and 2016.

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

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Consulting Agreements

August 10, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The third party’s compensation, which continues indefinitely, consists of reimbursement of certain expenses and $1 per each acre purchased as a closing fee. For the three and six months ended June 30, 2017 and 2016, the Company incurred $10 and $16 of expense reimbursements and $3 and $0 of closing costs, respectively.

These costs have been capitalized in property and equipment in the accompanying consolidated balance sheets when they relate to the acquisition of land.

In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that have been mined and sold from the properties acquired under the consulting agreement continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the three months ended June 30, 2017 and 2016, the Company incurred $113 and $53 related to tonnage fees, respectively. During the six months ended June 30, 2017 and 2016, the Company incurred $229 and $98 related to tonnage fees, respectively.

Bonds

The Company entered into a performance bond with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided this performance bond to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of June 30, 2017 and December 31, 2016, $485 and $971, respectively, of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheet.

21. Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through the date the financial statements were available to be issued. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to June 30, 2017 that would require recognition or disclosures in these financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2016. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K. We use Adjusted EBITDA and production costs herein as a non-GAAP measure of our financial performance. See further discussion of Adjusted EBITDA and production costs at Item 2 – Management’s Discussion and Analysis.  We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries. All share amounts are presented in thousands.

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

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 332 million tons of proven recoverable sand reserves as of December 31, 2016. We began operations with 1.1 million tons of annual processing capacity in July 2012, expanded to 2.2 million tons of annual processing capacity in August 2014, and increased to 3.3 million tons of annual processing capacity in September 2015. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver up to approximately 3.3 million tons of raw frac sand per year. Based on our assessment of increased demand for our products, particularly fine mesh sand, we plan to increase the wet and dry plant processing capacity at our Oakdale facility to be able to produce up to approximately 5.5 million tons of raw frac sand per year.

On November 9, 2016, we completed our initial public offering (the “IPO”) of 11,700 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to a Registration Statement on Form S-1, as amended (File No. 333-213692), initially filed with the SEC on September 19, 2016 pursuant to the Securities Act. The material provisions of the IPO are described in the IPO prospectus. We granted the underwriters an option for a period of 30 days to purchase up to an additional 878 shares of Common Stock at the initial offering price, and the Selling Shareholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 878 shares of Common Stock at the initial offering price. On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Shareholders. We received no proceeds from the sale of common stock by the Selling Shareholders.

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
•

our ability to incur and service debt and fund capital expenditures; and our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure; and

•	our debt covenant compliance. Adjusted EBITDA is a key component of critical covenants to our Credit Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net Income (loss)	$2,624	$(2,348)	$3,600	$(1,967)
Depreciation and depletion	1,693	1,574	3,360	3,173
Income tax expense (benefit)	1,154	(294)	1,668	(56)
Interest expense	182	2,499	354	4,794
Franchise taxes	10	9	238	16
EBITDA	$5,663	$1,440	$9,220	$5,960
Loss (gain) on sale of fixed assets (1)	194	(4)	157	(30)
Restricted stock compensation (2)	585	231	760	420
Non-cash charges (3)	20	(13)	40	41
Adjusted EBITDA	$6,462	$1,654	$10,177	$6,390

(1)	Includes gains related to the sale and disposal of certain assets in property, plant and equipment.
(2)	Represents the non-cash expenses for stock-based awards issued to our employees and outside directors.
(3)

Represents accretion of asset retirement obligations and loss on derivatives. For the three and six months ended June 30, 2016, the Company incurred a loss of $5 related to a propane derivative contract.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of goods sold	$21,407	$6,532	$41,063	$11,869
Depreciation, depletion, and accretion of asset retirement obligations	(1,588)	(1,540)	(3,166)	(3,028)
Freight charges	(12,824)	(1,794)	(22,051)	(3,255)
Production costs	$6,995	$3,198	$15,846	$5,586
Production costs per ton	$13.17	$16.57	$14.55	$17.35

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•

We incur additional operating expenses as a publicly traded corporation. We expect we will incur approximately $1.4 million annually in additional operating expenses as a publicly traded corporation that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. We additionally expect to incur $1.0 million in non-recurring costs related to our transition to a publicly traded corporation. These incremental expenses exclude the costs of our IPO, as well as the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

•

We fully redeemed the Series A Preferred Stock on November 9, 2016. On November 9, 2016, our Series A redeemable preferred stock (the “Series A Preferred Stock”) was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO. Therefore, we will no longer incur the interest expense associated with the Series A Preferred Stock. For the three and six months ended June 30, 2016, we incurred $1.6 million and $3.2 million, respectively, of interest expense.

•

Market Trends. Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices began to stabilize in the middle of 2016, leading to an improvement in drilling and completions activity during the second half of 2016. Drilling and completions activity has continued to show improvement through the second quarter of 2017, and should oil and natural gas prices remain in or improve from current trading levels, we anticipate that drilling and completions activity will continue at current levels or better for the remainder of 2017.

Results of Operations

The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues	$29,787	$8,494	$54,847	$18,853
Cost of goods sold	21,407	6,532	41,063	11,869
Gross profit	8,380	1,962	13,784	6,984
Operating expenses:
Salaries, benefits and payroll taxes	2,167	1,111	3,864	2,295
Depreciation and amortization	120	52	229	181
Selling, general and administrative	2,283	1,051	4,317	1,926
Total operating expenses	4,570	2,214	8,410	4,402
Income (loss) from operations	3,810	(252)	5,374	2,582
Preferred stock interest expense	-	(1,623)	-	(3,123)
Other interest expense	(115)	(876)	(226)	(1,671)
Other income	83	109	120	189
Total other income (expenses), net	(32)	(2,390)	(106)	(4,605)
Income (loss) before income tax expense	3,778	(2,642)	5,268	(2,023)
Income tax expense (benefit)	1,154	(294)	1,668	(56)
Net income (loss)	$2,624	$(2,348)	$3,600	$(1,967)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Revenue was $29.8 million for the three months ended June 30, 2017, during which time we sold approximately 531,000 tons of sand. Total revenue for the three months ended June 30, 2016 was $8.5 million, during which time we sold approximately 193,000 tons of sand. Revenue increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of higher sales volume in the current period offset by lower average selling prices due to reservation revenue being spread over a larger amount of contractual volumes sold in the second quarter 2017 in comparison to the same period in 2016.

The key factors contributing to the increase in revenues for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 were as follows:

•

Sand sales revenue, which includes reservation revenue, increased to $16.9 million for the three months ended June 30, 2017 compared to $6.9 million for the three months ended June 30, 2016 due to higher reservation revenues and increased sales volumes. Tons sold increased by approximately 175% due to increased exploration and production activity in the oil and natural gas industry through the second quarter of 2017, compared to the same period in 2016.

•

Average selling price per ton, which includes reservation revenue, decreased to $31.74 for the three months ended June 30, 2017 from $35.53 for the three months ended June 30, 2016 due to increased volumes, which led to reservation revenue being allocated to a greater number of tons sold.

•

Reservation and contractual shortfall revenues were $7.5 million and $0.1 million, respectively, for the three months ended June 30, 2017. Reservation and contractual shortfall revenues were $2.7 million and $0 million, respectively, for the three months ended June 30, 2016, which helped to mitigate the lower sales volume in the 2016 quarter. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. With respect to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•

Transportation revenue, which includes railcar rental, was approximately $12.9 million for the three months ended June 30, 2017 compared to $1.6 million for the three months ended June 30, 2016. The increase in transportation revenue was due to the increased sales volume in the quarter as compared to the second quarter of 2016.  Railcar rental revenue was $1.9 million for the three months ended June 30, 2017, increasing by approximately $0.5 million compared to the three months ended June 30, 2016 due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term railcar operating agreements. Our transportation revenues currently primarily represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $21.4 million and $6.5 million, or $40.31 and $33.85 per ton sold, for the three months ended June 30, 2017 and 2016, respectively. Of this amount, production costs were $7.0 million and $3.2 million, or $13.17 and $16.57 per ton sold, and freight charges, which consist of transportation costs and rail car rental and storage expense, were $12.8 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively. Cost of goods sold and per ton cost of goods sold increased for the three months ended June 30, 2017 in comparison to the same period in 2016 due to higher sales volume, which led to increased staffing, utilities and equipment expense, and increased railcar rental and railway freight costs for customer pass-through freight. During the three months ended June 30, 2017, we experienced operating inefficiencies due to railcar availability and completion of the third rail loop and incurred unplanned maintenance costs of approximately $0.5 million due to dust control and other operational issues. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $1.6 million and $1.5 million, respectively, for the three months ended June 30, 2017 and 2016. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures”.

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $8.4 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses were $4.6 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $2.2 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, with the approximate $1.1 million increase due to additional headcount, stock compensation grants and accrued bonus expense for the board-approved 2017 incentive plan. The 2016 bonus plan was not approved by the board until the fourth quarter 2016. Selling, general and administrative expenses increased as a result of additional insurance, consulting and legal costs incurred as a publicly traded corporation.

Preferred Stock and Other Interest Expense

We incurred $0.1 million and $2.5 million of interest expense for the three months ended June 30, 2017 and 2016, respectively. Interest expense for the three months ended June 30, 2017 is derived primarily from deferred finance fees and unused line fees for our existing revolving credit facility. Interest expense for the three months ended June 30, 2016 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock accounted for $0 million and $1.6 million of the expense for the three months ended June 30, 2017 and 2016, respectively. Interest on our existing and former revolving credit facility accounted for $0.1 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the former revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax Expense

For the three months ended June 30, 2017 and 2016, our statutory tax rate was 35.0% and our effective tax rate was approximately 30.5% and 11.1%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for share-based compensation, domestic manufacturing deduction, and state income tax credit among others. The computation for the three months ended June 30, 2016 also included modifications for non-deductible interest expense on the Series A Preferred Stock. The primary drivers of the difference between 2017 and 2016 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as the full redemption of the Series A Preferred Stock in November 2016.

Net Income and Adjusted EBITDA

Net income was $2.6 million for the three months ended June 30, 2017 compared to net loss of $2.3 million for the three months ended June 30, 2016. Adjusted EBITDA was $6.5 million for the three months ended June 30, 2017 compared to $1.7 million for the three months ended June 30, 2016. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold, lower interest expense due to the full redemption of Series A Preferred Stock in November 2016, and no outstanding balance on our existing credit facility, offset by increased salaries and headcount, and additional costs incurred as a publicly traded corporation. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Revenue was $54.8 million for the six months ended June 30, 2017, during which time we sold approximately 1,089,000 tons of sand. Total revenue for the six months ended June 30, 2016 was $18.9 million, during which time we sold approximately 322,000 tons of sand. Revenue increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of higher sales volume in the current period offset by lower average selling prices due to reservation revenue being spread over a larger amount of contractual volumes sold in 2017 compared to the same period in 2016.

The key factors contributing to the increase in revenues for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were as follows:

•

Sand sales revenue, which includes reservation revenue, increased to $33.6 million for the six months ended June 30, 2017 compared to $12.7 million for the six months ended June 30, 2016. Tons sold increased by approximately 238% due to increased exploration and production activity in the oil and natural gas industry in 2017 compared to 2016.

•

Average selling price per ton, which includes reservation revenue, decreased to $30.85 for the six months ended June 30, 2017 from $39.30 for the six months ended June 30, 2016 due to increased volumes, which led to reservation revenue being allocated to a greater number of tons sold.

•

Reservation and contractual shortfall revenues were $15.0 million and $0.1 million, respectively, for the six months ended June 30, 2017. Reservation and contractual shortfall revenues were $5.5 million and $3.0 million, respectively, for the six months ended June 30, 2016, which helped to mitigate the lower sales volume and average selling price in 2016. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. With respect to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•

Transportation revenue, which includes railcar rental, was approximately $21.2 million for the six months ended June 30, 2017 compared to $3.2 million for the six months ended June 30, 2016. The increase in transportation revenue was due to higher sales volume as compared to the same period in 2016 as a result of increased exploration and production activity in the oil and natural gas industry.  Rail car rental revenue was $3.6 million for the six months ended June 30, 2017, increasing by approximately $0.6 million compared to the six months ended June 30, 2016 due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation revenues primarily currently represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $41.1 million and $11.9 million, or $37.71 and $36.86 per ton sold, for the six months ended June 30, 2017 and 2016, respectively. Of this amount, production costs were $15.8 million and $5.6 million, or $14.55 and $17.33 per ton sold, and freight charges, which consist of transportation costs and rail car rental and storage expense, were $22.1 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. Cost of goods sold and per ton cost of goods sold increased for the six months ended June 30, 2017 in comparison to the same period in 2016 due to higher sales volume, which led to increased staffing, utilities and equipment expense, and increased railcar rental and railway freight costs for customer pass-through freight. During the six months ended June 30, 2017, we experienced operating inefficiencies due to railcar availability and completion of the third rail loop and incurred unplanned maintenance costs of approximately $0.5 million due to dust control and other operational issues. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $3.2 million and $3.0 million, respectively, for the six months ended June 30, 2017 and 2016. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures”.

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $13.8 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses were $8.4 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $3.9 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively, with the approximate $1.6 million increase due to additional headcount, stock compensation grants and accrued bonus expense for the board-approved 2017 incentive plan. The 2016 bonus plan was not approved by the board until the fourth quarter 2016. Selling, general and administrative expenses increased as a result of additional insurance, consulting and legal costs incurred as a publicly traded corporation.

Preferred Stock and Other Interest Expense

We incurred $0.3 million and $4.8 million of interest expense for the six months ended June 30, 2017 and 2016, respectively. Interest expense for the six months ended June 30, 2017 is derived primarily from deferred finance fees and unused line fees for our existing revolving credit facility. Interest on the Series A Preferred Stock accounted for $0 and $3.1 million of the expense for the six months ended June 30, 2017 and 2016, respectively. Interest on our existing and former revolving credit facility accounted for $0.3 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the former revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax Expense

For the six months ended June 30, 2017 and 2016, our statutory tax rate was 35.0% and our effective tax rate was approximately 31.7% and 2.8%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for share-based compensation, domestic manufacturing deduction, and state income tax credit among others. The effective rate for the six months ending June 30, 2017 includes a benefit of $208 related to prior year state taxes. The computation for the six months ended June 30, 2016 also included modifications for non-deductible interest expense on the Series A Preferred Stock. The primary drivers of the difference between 2017 and 2016 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as the full redemption of the Series A Preferred Stock in November 2016.

Net Income and Adjusted EBITDA

Net income was $3.6 million for the six months ended June 30, 2017 compared to net loss of $2.0 million for the six months ended June 30, 2016. Adjusted EBITDA was $10.2 million for the six months ended June 30, 2017 compared to $6.4 million for the six months ended June 30, 2016. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold, lower interest expense due to the full redemption of Series A Preferred Stock in November 2016, and no outstanding balance on our existing credit facility, offset by increased salaries and headcount, and additional costs incurred as a publicly traded corporation. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital

The following table presents the components of our working capital as of June 30, 2017 compared to December 31, 2016.

	June 30,	December 31,
	2017	2016
	(in thousands)
Total current assets	$92,435	$65,024
Total current liabilities	12,469	13,722
Working capital	$79,966	$51,302

June 30, 2017 Compared to December 31, 2016

Our working capital surplus was $80.0 million at June 30, 2017 compared to a working capital surplus of $51.3 million at December 31, 2016.  On February 7, 2017, we closed on an equity offering of 1,500 shares of our common stock, generating net proceeds of approximately $24.2 million. Our increased sales volumes in the six months ended June 30, 2017 resulted in increased accounts receivable and unbilled receivables. Additionally, as a result of the primary ongoing capital expenditure projects and increased pass-through rail freight, accounts payables and accrued expenses have increased by $7.5 million.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, our primary sources of liquidity were from funds generated through operations and our former revolving credit facility.

On November 9, 2016, we consummated the IPO of 11,700 shares of common stock at a price of $11.00 per share, generating net proceeds to us of $121.0 million after underwriting discounts and expenses. We used a portion of the net proceeds from the IPO to redeem all of our outstanding Series A Preferred Stock and to repay the outstanding indebtedness under our existing revolving credit facility, which was terminated. We are using the remaining net proceeds for capital expansion projects and general corporate purposes.

On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the Selling Stockholders.  On November 29, 2016, we consummated the sale of 878 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $11.00 per share, generating proceeds to us of $9.7 million before underwriting discounts and expenses. We received no proceeds from the sale of common stock to the underwriters by the Selling Stockholders.  We are using the remaining net proceeds for capital expansion projects and general corporate purposes.

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

On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the Selling Shareholders. On February 15, 2017, the Selling Shareholders consummated the sale of 893 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $17.50 per share. We received no proceeds from the sale of common stock to the underwriters by the Selling Shareholders.

Subsequent to our IPO and February equity offering, our primary source of liquidity is expected to be funded through operations.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Six Months Ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$665	$6,070
Net cash used in investing activities	$(7,715)	$(690)
Net cash provided by (used in) financing activities	$23,358	$(7,408)

Cash Provided by Operating Activities

Net cash provided by operating activities was $0.7 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. Operating cash flows include net income of $3.6 million and net loss of $2.0 million in net earnings generated from the sale of raw frac sand to our customers in the six months ended June 30, 2017 and 2016, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

The change in accounts receivable of ($9.5) million for the six months ended June 30, 2017 compared to $3.3 million for the six months ended June 30, 2016 resulted from the increase in sales volumes as well as the increase of customers to which we charge freight.

Cash Used in by Investing Activities

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2017 compared to $0.7 million used for the six months ended June 30, 2016. The $7.0 million increase was primarily the result of an increase in capital expenditures related primarily to the expansion of our processing facilities in Oakdale, Wisconsin.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $23.4 million for the six months ended June 30, 2017, which included net proceeds from equity issuance of approximately $24.2 million, $0.5 million in payments on equipment financing obligations and notes payable, and $0.2 million on deferred financing fees.

Net cash used in financing activities was $7.4 million for the six months ended June 30, 2016, which was comprised primarily of $6.2 million of repayment on former revolving credit facility and $1.1 million in payments on our existing equipment financing obligations and notes payable.

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

Existing Revolving Credit Facility

On December 8, 2016, we entered into a $45 million 3-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. Substantially all of our assets are pledged as collateral under the Credit Agreement. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement).

Capital Requirements

As of June 30, 2017, we had commitments related to certain expansion and replacement capital projects of approximately $18.1 million. We expect to incur approximately $85 million during 2017 in expansion and replacement capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash flow from operations and proceeds from our IPO and February 2017 equity offering and potential borrowings under our existing revolving credit facility.

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

Contractual Obligations

As of June 30, 2017, we had contractual obligations for the existing revolving credit facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars.

In the six months ended June 30, 2017, there have been no material changes to our contractual obligations as reported in the 2016 annual report. As disclosed in Notes 9 and 13, respectively, to the Condensed Consolidated Financial Statements in this Report, the former revolving credit facility was fully repaid and terminated and the Series A Preferred Stock was fully redeemed.

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we had outstanding performance bonds of $8.6 million and $8.3 million, respectively.

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

Customer Concentration

For the six months ended June 30, 2017, sales to Rice Energy, Weatherford, Liberty, and US Well Services accounted for 33.1%, 15.9%, 13.7%, and 12.8% respectively, of total revenue. For the six months ended June 30, 2016, sales to US Well Services, Weatherford, and C&J Energy Services accounted for 37.3%, 32.8%, and 17.6%, respectively, of total revenue.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2017. For more information, please read our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission on March 16, 2017.

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

Interest Rate Risk

As of June 30, 2017, we had no amounts outstanding under our existing revolving credit facility, which bears interest at our option at either:

•	LIBOR plus an applicable margin of 3.00% - 4.00% depending on the leverage ratio; or
•	ABR (as defined in the revolving credit facility), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio.

On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

On December 8, 2016, the Company entered into a $45 million three-year senior secured Revolving Credit Facility (the “Facility”), which has a similar interest rate risk to the former revolving credit facility, with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of June 30, 2017 and December 31, 2016, there were no amounts outstanding under the Facility; therefore, these covenants have no impact over the facility as of the balance sheet date.

Credit Risk

Substantially all of our revenue for the six months ended June 30, 2017 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the recent downturn in activity in the oil and natural gas industry in recent years, and may be impacted if the oil and natural gas industry faces another activity downturn. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Enforcement actions alleging noncompliance with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the dollar penalties assessed and, for many operations, the numbers of citations and orders charged against mining operations.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Report.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.1*	First Amendment to Master Purchase Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc.

10.2*	First Amendment to Railcar Usage Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc.

10.3

Form of Time-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.4

Form of Performance-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.5

Form of Time-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

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

Smart Sand Inc.

August 10, 2017	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

August 10, 2017	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.1*	First Amendment to Master Purchase Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc.

10.2*	First Amendment to Railcar Usage Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc

10.3

Form of Time-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.4

Form of Performance-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.5

Form of Time-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

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