Form 10-Q
period 2017-09-30
Smart Sand, Inc.
filed 2017-11-09
CIK 1529628

best19

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 001-37936

SMART SAND, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1725 Hughes Landing Blvd, Suite 800

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

Number of shares of Common Stock outstanding, par value $0.001 per share, as of November 2, 2017: 40,393,033

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMART SAND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	December 31,
	(unaudited)	2016
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$51,329	$46,563
Restricted cash	486	971
Accounts receivable	20,487	5,339
Unbilled receivables	1,043	404
Inventories	7,665	10,344
Prepaid expenses and other current assets	2,625	1,403
Total current assets	83,635	65,024
Inventories, long-term	-	3,155
Property, plant and equipment, net	138,530	104,096
Deferred financing costs, net	1,009	1,154
Other assets	23	23
Total assets	$223,197	$173,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,526	$1,663
Accrued and other expenses	9,912	2,430
Deferred revenue	-	1,615
Income taxes payable	-	7,058
Current portion of equipment financing obligations	641	674
Current portion of notes payable	288	282
Total current liabilities	24,367	13,722
Equipment financing obligations, net of current portion	8	572
Notes payable, net of current portion	-	288
Deferred tax liabilities, long-term, net	18,848	15,044
Asset retirement obligation	1,445	1,384
Total liabilities	44,668	31,010
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,474,085 issued and 40,393,033 outstanding at September 30, 2017; 38,884,068 issued and 38,816,474 outstanding at December 31, 2016	40	39
Treasury stock, at cost, 81,052 and 67,594 shares at September 30, 2017 and December 31, 2016, respectively	(666)	(539)
Additional paid-in capital	158,444	132,879
Retained earnings	20,711	10,063
Total stockholders’ equity	178,529	142,442
Total liabilities and stockholders’ equity	$223,197	$173,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues	$39,329	$10,927	$94,176	$29,781
Cost of goods sold	26,297	5,931	67,360	17,799
Gross profit	13,032	4,996	26,816	11,982
Operating expenses:
Salaries, benefits and payroll taxes	1,838	1,316	5,702	3,611
Depreciation and amortization	148	102	377	283
Selling, general and administrative	2,275	1,044	6,592	2,970
Total operating expenses	4,261	2,462	12,671	6,864
Operating income	8,771	2,534	14,145	5,118
Other income (expenses):
Preferred stock interest expense	-	(1,813)	-	(4,936)
Other interest expense, net	(114)	(845)	(340)	(2,517)
Other income	76	33	197	222
Total other income (expenses), net	(38)	(2,625)	(143)	(7,231)
Income (loss) before income tax expense (benefit)	8,733	(91)	14,002	(2,113)
Income tax expense (benefit)	1,686	5	3,354	(51)
Net income (loss)	$7,047	$(96)	$10,648	$(2,062)
Net income (loss) per common share:
Basic	$0.17	$(0.00)	$0.27	$(0.09)
Diluted	$0.17	$(0.00)	$0.26	$(0.09)
Weighted-average number of common shares:
Basic	40,384	22,189	40,145	22,189
Diluted	40,416	22,189	40,257	22,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock		Additional		Total
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity
	(in thousands, except share amounts)
Balance at December 31, 2016	38,816,474	$39	67,594	$(539)	$132,879	$10,063	$142,442
Vesting of restricted stock	90,017	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,378	-	1,378
Employee stock purchase plan compensation	-	-	-	-	19	-	19
Proceeds from equity issuance, net of transaction costs	1,500,000	1	-	-	24,168	-	24,169
Restricted stock buy back	(13,458)	-	13,458	(127)	-	-	(127)
Net income	-	-	-	-	-	10,648	10,648
Balance at September 30, 2017	40,393,033	$40	81,052	$(666)	$158,444	$20,711	$178,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities:
Net income (loss)	$10,648	$(2,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	5,210	4,893
Loss (gain) on disposal of assets	187	(59)
Loss on derivatives	-	5
Bad debt expense	-	189
Amortization of deferred financing cost	339	117
Accretion of debt discount	-	232
Deferred income taxes (benefit)	3,804	(4,708)
Stock-based compensation, net	1,378	720
Employee stock purchase plan compensation	19	-
Non-cash interest expense on Series A preferred stock	-	4,936
Changes in assets and liabilities:
Accounts receivable	(15,148)	(903)
Unbilled receivables	(639)	3,909
Inventories	5,834	(963)
Prepaid expenses and other assets	(1,222)	242
Deferred revenue	(1,615)	(1,929)
Accounts payable	4,561	(368)
Accrued and other expenses	2,261	280
Income taxes payable	(7,058)	3,568
Net cash provided by operating activities	8,559	8,099
Investing activities:
Purchases of property, plant and equipment	(27,582)	(2,058)
Proceeds from disposal of assets	14	108
Net cash used in investing activities	(27,568)	(1,950)
Financing activities:
Repayments of notes payable	(282)	(1,259)
Payments under equipment financing obligations	(276)	(299)
Payment of deferred financing costs	(193)	2
Proceeds from equity issuance	26,251	-
Payment of equity transaction costs	(2,083)	-
Repayment of revolving credit facility	-	(7,716)
Cash dividend on Series A preferred stock	-	(3)
Purchase of treasury stock	(127)	(57)
Net cash provided by (used in) financing activities	23,290	(9,332)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,281	(3,183)
Cash and cash equivalents and restricted cash at beginning of year	47,534	3,896
Cash and cash equivalents and restricted cash at end of period	$51,815	$713
Supplemental disclosure of cash flow information
Cash paid for interest	$145	$2,344
Cash paid for taxes	$7,657	$218
Non-cash financing activities:
Write-off of remaining balance of returned equipment under capital lease	$194	$-
Capitalized expenditures in accounts payable and accrued expenses	$11,924	$254

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

The Company also recognizes revenue on the rental of its leased rail car fleet to customers either under long-term contracts or on an as-used basis. For the three months ended September 30, 2017 and 2016, the Company recognized $2,021 and $1,395, respectively, of rail car revenue. For the nine months ended September 30, 2017 and 2016, the Company recognized $5,605 and $4,337, respectively, of rail car revenue.

For the three months ended September 30, 2017 and 2016, the Company recognized $1,169 and $0, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts. For the nine months ended September 30, 2017 and 2016, the Company recognized $1,244 and $2,997, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.

For the three months ended September 30, 2017 and 2016, the Company recognized $7,500 and $5,000, respectively, of monthly reservation charges required under certain customer contracts.  For the nine months ended September 30, 2017 and 2016, the Company recognized $22,500 and $10,541, respectively, of monthly reservation charges required under certain customer contracts.

Revenue generated from transportation was $13,925 and $0, respectively, for the three months ended September 30, 2017 and 2016. Revenue generated from transportation was $31,547 and $121, respectively, for the nine months ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, the Company determined that no amounts related to minimum commitments under customer contracts were due or payable to the Company.

Accounts Receivable and Unbilled Receivables

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days from the date of invoice, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms are past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivables are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of September 30, 2017 and December 31, 2016, the Company determined no allowance for doubtful accounts were necessary.

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

The Company may receive an advance payment from a customer, based on the terms of the customer’s long-term contract, for a certain volume of product to be delivered. Revenue is recognized as product is delivered and the deferred revenue is reduced. The deferred revenue balance at September 30, 2017 and December 31, 2016 was $0 and $1,615, respectively, and classified as a current liability in the accompanying condensed consolidated balance sheets.

Transportation

Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $15,390 and $0 for the three months ended September 30, 2017 and 2016, respectively. Cost of sales generated from shipping was $33,544 and $157 for the nine months ended September 30, 2017 and 2016, respectively.

Inventories

The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.

Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the three and nine months ended September 30, 2017 and 2016, the Company had no write-down of inventory as a result of any lower of cost or net realizable value assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs quarterly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.

Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.

Deferred Financing Charges

Direct costs incurred in connection with the revolving credit facility have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Fees attributable to the lender and third parties are presented as components of deferred financing costs since there is no outstanding balance on the revolving credit facility as of September 30, 2017 and December 31, 2016.

Amortization expense of the deferred financing charges of $116 and $37 is included in interest expense for each of the three months ended September 30, 2017 and 2016, respectively. Amortization expense of the deferred financing charges of $339 and $117 is included in interest expense for each of the nine months ended September 30, 2017 and 2016, respectively.

Accretion of debt discount costs of $0 and $73 is included in interest expense for the three months ended September 30, 2017 and 2016, respectively. Accretion of debt discount costs of $0 and $232 is included in interest expense for the nine months ended September 30, 2017 and 2016, respectively.

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September 30, 2017 and December 31, 2016, there were no probable environmental matters.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of Series A Preferred Stock, warrants to purchase common stock and restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of Series A Preferred Stock and warrants to purchase common stock, and restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares, restricted stock and warrants are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2016. During the fourth quarter of 2016, the Series A Preferred Stock was fully redeemed and the warrants to purchase common stock were fully exercised. Therefore, for the three and nine months ended September 30, 2017, these items have no impact on diluted weighted-average common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income (loss) per share to the weighted average common shares outstanding used in the calculation of diluted net income (loss) per share:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Determination of Shares
Weighted average common shares outstanding	40,384	40,145
Assumed conversion of restricted stock	32	112
Diluted weighted average common stock outstanding	40,416	40,257

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2017-12 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. Although the Company is still in the process of assessing the impact of the adoption of ASU 2016-15, it does not currently anticipate a material impact on its financial statements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Stock Compensation (ASC 718) – Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the tax accounting impacts of stock compensation. Additionally, the new standard provides accounting policy elections regarding vesting and forfeiture accounting. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company elected to early adopt this standard in its December 31, 2016 consolidated financial statements. The Company accounts for forfeitures when they occur.

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842) (“ASU 2016-02”), which replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. In April and May 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These ASU’s each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In 2017, the Company began their initial impact assessment for ASU 2014-09. As of the date of these financial statements, the Company has reviewed a sample of contracts with their customers and has made a preliminary assessment of the impact on revenue and related expenses based on their review. The Company will adopt this new standard as of January 1, 2018, and currently expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both the Company’s initial assessment and its selected transition method may change depending on the results of the Company’s final assessment of the impact to its financial statements.

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

5. Inventories

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw material	$76	$229
Work in progress	6,891	12,758
Finished goods	596	451
Spare parts	102	61
Total inventory	7,665	13,499
Less: current portion	7,665	10,344
Total inventory, net of current portion	$-	$3,155

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	September 30, 2017	December 31, 2016
Prepaid insurance	$72	$514
Prepaid expenses	864	861
Prepaid income taxes	947	-
Other receivables	742	28
Total prepaid expenses and other current assets	$2,625	$1,403

7. Property, Plant and Equipment, net

Net property, plant and equipment consisted of:

	September 30, 2017	December 31, 2016
Machinery, equipment and tooling	$7,126	$4,841
Vehicles	1,478	953
Furniture and fixtures	463	305
Plant and building	80,957	64,390
Real estate properties	3,607	3,503
Railroad and sidings	7,939	7,927
Land and improvements	16,962	13,317
Asset retirement obligation	1,324	1,324
Mineral properties	9,879	9,785
Deferred mining costs	417	417
Construction in progress	32,623	16,715
	162,775	123,477
Less: accumulated depreciation and depletion	24,245	19,381
Total property, plant and equipment, net	$138,530	$104,096

Depreciation expense was $1,744 and $1,634 for the three months and $5,094 and $4,807 for the nine months ended September 30, 2017 and 2016, respectively. Depletion expense was $12 and $13 for the three months and $22 and $14 for the nine months ended September 30, 2017 and 2016, respectively.

The Company capitalized no interest expense associated with the construction of new plant and equipment for the three months ended September 30, 2017 and 2016. The Company capitalized $0 and $139 for the nine months ended September 30, 2017 and 2016, respectively, of interest expense associated with the construction of new plant and equipment.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

8. Accrued and Other Expenses

Accrued and other expenses were comprised of the following:

	September 30, 2017	December 31, 2016
Employee related expenses	$865	$955
Accrued construction	4,651	19
Accrued legal expenses	78	22
Accrued professional fees	646	350
Accrued freight and delivery charges	1,172	383
Accrued real estate tax	544	516
Other accrued liabilities	1,956	185
Total accrued liabilities	$9,912	$2,430

From time to time, the Company enters into fixed-price purchase obligations to purchase propane or natural gas (which are used in its production operations). The contracts specify the quantity of propane or natural gas to be delivered over a specified period of time and at a specified fixed price. The Company has historically concluded that these obligations are precluded from recognition in its consolidated financial statements in accordance with the normal sales and normal purchases exclusion as provided in ASC 815 “Derivatives and Hedging.” However, as the Company did not take physical delivery under a fixed-price propane agreement entered into during 2015, the Company accounted for this agreement under derivative accounting. As of December 31, 2015, the liability for this agreement was marked to market and was settled in February 2016 for $460. The settlement is presented as part of the change in accrued and other expenses in operating activities on the condensed consolidated statement of cash flows.

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

As of September 30, 2017 and December 31, 2016, $0 and $80, respectively, of interest expense were capitalized into property, plant and equipment in the consolidated balance sheets.

Existing Revolving Credit Facility

On December 8, 2016, the Company entered into a $45 million three-year senior secured revolving credit facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent (the “New Credit Agreement”). Substantially all of the assets of the Company are pledged as collateral under the Facility. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of September 30, 2017 and December 31, 2016, no amounts were outstanding under the Facility and the Company was in compliance with all covenants.

10. Equipment Lease Obligations

The Company entered into various lease arrangements to lease equipment. The equipment with a cost of $1,484 and $2,853 has been capitalized and included in the Company’s property, plant and equipment as of September 30, 2017 and December 31, 2016, respectively. Depreciation expense under lease assets was approximately $55 and $73 for the three months and $201 and $219 for the nine months ended September 30, 2017 and 2016, respectively.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Future minimum lease payments for equipment lease obligations as of September 30, 2017 are as follows:

Amount
2018	$664
2019	10
Total minimum lease payments	674
Amount representing interest at 0% - 4.95%	(25)
Present value of payments	649
Less: current portion	(641)
Total equipment financing obligations, net of current portion	$8

11. Notes Payable

The Company financed certain land purchases by entering into various debt agreements. The interest rate on these notes is 4.00% and all amounts are due within one year.

12. Asset Retirement Obligation

The Company had a post-closure reclamation and site restoration obligation of $1,445 as of September 30, 2017. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2016	$1,384
Additions to liabilities	-
Accretion expenses	61
Balance at September 30, 2017	$1,445

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

Dividends accrued and accumulated on the Series A Preferred Stock, whether or not earned or declared, at the rate of 15% per annum and compound quarterly on April 1, July 1, October 1 and January 1. Dividends were paid in-kind with additional Series A Preferred Stock; fractional share portions of calculated dividends were paid in cash. In-kind dividends were accounted for as interest expense and were accrued as part of the long-term liability in the consolidated balance sheets. The Company issued $0 and $4,148 Series A Preferred Stock for dividends in the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, the Company incurred $0 and $1,813 of interest expense related to the Preferred Shares, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred $0 and $4,936 of interest expense related to the Series A Preferred Stock, respectively.  Of this expense, $0 and $59 were capitalized into property, plant and equipment in the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

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

Equity Incentive Plan

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

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

During the nine months ended September 30, 2017 and 2016, 353 and 161 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $3.03 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For Awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $618 and $229 of compensation expense for the restricted stock during the three months ended September 30, 2017 and 2016, respectively. The Company recognized, in operating expenses on the consolidated income statements, $1,378 and $650 of compensation expense for the restricted stock during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had unrecognized compensation expense of $4,862 related to granted but unvested stock awards. That expense is to be recognized as follows:

2018	$2,087
2019	1,531
2020	887
2021	357
$4,862

The following table summarizes restricted stock activity under the Plans from December 31, 2016 through September 30, 2017:

	Number of Shares	Weighted Average
Unvested, December 31, 2016	273	$7.35
Granted	353	14.77
Vested	(90)	(8.01)
Forfeiture	-	-
Unvested September 30, 2017	536	$13.29

Employee Stock Purchase Plan

Shares of the Company’s common stock may be purchased by eligible employees under the Company’s 2016 Employee Stock Purchase Plan in six-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each six-month offering period. Employee purchases may not exceed 20% of their gross compensation during an offering period.

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

For the three months ended September 30, 2017 and 2016, the Company’s statutory rate was 35.0%; the effective tax rate was approximately 19.3% and (5.5%), respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as share-based compensation, domestic manufacturing deduction, depletion deduction, and state income tax credits among others. The difference in the effective tax rate was primarily due to prior year refund claims for the calculation of the Company’s depletion deduction during the three months ended September 30, 2017 and non-deductible interest expense incurred during the three months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Company’s statutory rate was 35.0%; the effective tax rate was approximately 24.0% and 2.4%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The difference in the effective tax rate was primarily due to prior year refund claims for the calculation of the Company’s depletion deduction during the nine months ended September 30, 2017 and non-deductible interest expense incurred during the nine months ended September 30, 2016.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company has evaluated its tax provisions taken as of September 30, 2017 and December 31, 2016 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016. The Company is open to examination by taxing authorities since incorporation.

18. Concentrations

As of September 30, 2017, four customers accounted for 60% of the Company’s total accounts receivable. As of December 31, 2016,   three customers accounted for 93% of the Company’s total accounts receivable.

During the three months ended September 30, 2017, 64% of the Company’s revenues were earned from three customers. During the three months ended September 30, 2016, 97% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2017, 74% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2016, 97% of the Company’s revenues were earned from four customers.

As of September 30, 2017, two vendors accounted for 33% of the Company’s accounts payable.  As of December 31, 2016, one vendor accounted for 35% of the Company’s accounts payable.

During the three months ended September 30, 2017, one supplier accounted for 56% of the company’s cost of goods sold. During the three months ended September 30, 2016, three suppliers accounted for 41% of the Company’s cost of goods sold. During the nine months ended September 30, 2017, one supplier accounted for 53% of the company’s cost of goods sold. During the nine months ended September 30, 2016, two suppliers accounted for 35% of the Company’s cost of goods sold.

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

For the three months ended September 30, 2017 and 2016, the Company reimbursed the Series A Investor $0 and $7, respectively, and $39 and $10 for the nine months ended September 30, 2017 and 2016, respectively, for certain out of pocket and other expenses in connection with certain management and administrative support services provided.

20. Commitments and Contingencies

Leases

The Company is obligated under certain operating leases and rental agreements for rail cars, office space, and other equipment. Future minimum annual commitments under such operating leases at September 30, 2017 are as follows:

2018	$11,669
2019	10,002
2020	7,181
2021	5,220
2022	829
Thereafter	699

Expense related to operating leases and rental agreements was $2,676 and $1,765 for three months ended September 30, 2017 and 2016. Expense related to operating leases and rental agreements was $6,744 and $5,202 for the nine months ended September 30, 2017 and 2016.

Lease expense related to rail cars are included in cost of goods sold in the condensed consolidated income statements.

SMART SAND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Litigation

The Company is periodically involved in litigation and claims incidental to its operation. Management believes that any pending litigation will not have a material impact the Company’s financial position.

Consulting Agreements

August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The third party’s compensation, which continues indefinitely, consists of reimbursement of certain expenses and $1 per each acre purchased as a closing fee. For the three months ended September 30, 2017 and 2016, the Company incurred no closing costs and expense reimbursements, respectfully. For the nine months ended September 30, 2017 and 2016, the Company incurred $19 and $0 of closing costs and expense reimbursements, respectfully.

The closing costs have been capitalized in property and equipment in the accompanying consolidated balance sheets when they relate to the acquisition of land.

In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that have been mined and sold from the properties acquired under the consulting agreement continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the three months ended September 30, 2017 and 2016, the Company incurred $133 and $71 related to tonnage fees, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred $362 and $169 related to tonnage fees, respectively.

Bonds

The Company entered into a performance bond with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided a performance bond to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of September 30, 2017 and December 31, 2016, $486 and $971, respectively, of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheet.

21. Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through the date the financial statements were available to be issued. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to September 30, 2017 that would require recognition or disclosures in these financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2016. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K. We use EBITDA, Adjusted EBITDA and production costs herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and production costs, see “EBITDA and Adjusted EBITDA” and “Production Costs.” We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries. All share amounts are presented in thousands.

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

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 332 million tons of proven recoverable sand reserves as of December 31, 2016. We began operations with 1.1 million tons of annual processing capacity in July 2012, expanded to 2.2 million tons of annual processing capacity in August 2014, and increased to 3.3 million tons of annual processing capacity in September 2015. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver up to approximately 3.3 million tons of raw frac sand per year. Based on our assessment of increased demand for our products, we are increasing the wet and dry plant processing capacity at our Oakdale facility to be able to produce up to approximately 5.5 million tons of raw frac sand per year. This expansion is expected to be completed by the end of the first quarter of 2018.

On November 9, 2016, we completed our initial public offering (the “IPO”) of 11,700 shares of our common stock at a price to the public of $11.00 per share ($10.34 per share, net of the underwriting discount) pursuant to a Registration Statement on Form S-1, as amended (File No. 333-213692), initially filed with the SEC on September 19, 2016 pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The material provisions of the IPO are described in the IPO prospectus. We granted the underwriters an option for a period of 30 days to purchase up to an additional 878 shares of Common Stock at the initial offering price, and the selling shareholders granted the underwriters an option for a period of 30 days to purchase up to an aggregate additional 878 shares of Common Stock at the initial offering price. On November 23, 2016, the underwriters exercised in full their option to purchase additional shares of common stock from us and the selling shareholders. We received no proceeds from the sale of common stock by the selling shareholders.

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

Note Regarding Non-GAAP Financial Measures

Production costs, EBITDA and Adjusted EBITDA are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Costs of goods sold is the GAAP measure most directly comparable to production costs and net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider production costs, EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because production costs, EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus (i) depreciation, depletion and amortization expense, (ii) income tax expense (benefit), (iii) interest expense and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus (i) gain or loss on sale of fixed assets or discontinued operations, (ii) integration and transition costs associated with specified transactions, including our IPO, (iii) equity compensation, (iv) development costs, (v) non-recurring cash charges related to restructuring, retention and other similar actions, (vi) earnout and contingent consideration obligations and (vii) noncash charges and unusual or nonrecurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•	our ability to incur and service debt and fund capital expenditures;
•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure; and
•	our debt covenant compliance, as Adjusted EBITDA is a key component of critical covenants to our New Credit Agreement (as defined below).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$7,047	$(96)	$10,648	$(2,062)
Depreciation and depletion	1,756	1,647	5,116	4,821
Income tax expense (benefit)	1,686	5	3,354	(51)
Interest expense	172	2,658	526	7,453
Franchise taxes	70	3	308	19
EBITDA	$10,731	$4,217	$19,952	$10,180
Loss on sale of fixed assets (1)	30	29	187	59
Integration and transition costs	16	-	16	-
Equity compensation (2)	516	299	1,157	720
Development costs (3)	79	-	79	-
Cash charges related to restructuring and retention (4)	239	-	239	-
Non-cash charges (5)	20	(8)	61	18
Adjusted EBITDA	$11,631	$4,537	$21,691	$10,977

(1)	Includes gains related to the sale and disposal of certain assets in property, plant and equipment.

(2)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(3)	Represents costs incurred related to current development project activities.
(4)	Represents costs associated with the retention and relocation of employees.
(5)	Represents accretion of asset retirement obligations and loss on derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of goods sold	$26,297	$5,931	$67,360	$17,799
Depreciation, depletion, and accretion of asset retirement obligations	(1,628)	(1,563)	(4,799)	(4,591)
Freight charges	(17,624)	(1,777)	(39,675)	(5,032)
Production costs	$7,045	$2,591	$22,886	$8,176
Production costs per ton	$10.79	$11.43	$13.13	$14.81
Total tons sold	653	230	1,743	552

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•

We incur additional operating expenses as a publicly traded corporation. We will incur approximately $1.4 million annually in additional operating expenses as a publicly traded corporation that we have not previously incurred, including costs associated with compliance under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), annual and quarterly reports to common stockholders, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

•

We fully redeemed the Series A Preferred Stock on November 9, 2016. On November 9, 2016, our Series A redeemable preferred stock (the “Series A Preferred Stock”) was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO. Therefore, we will no longer incur the interest expense associated with the Series A Preferred Stock. For the three and nine months ended September 30, 2016, we incurred $1.8 million and $4.9 million, respectively, of interest expense.

•

Market Trends. Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices began to stabilize in the middle of 2016, leading to an improvement in drilling and completions activity during the second half of 2016. Drilling and completions activity has continued to show improvement through the third quarter of 2017, and should oil and natural gas prices remain in or improve from current trading levels, we anticipate that drilling and completions activity will continue at current levels or better for the remainder of 2017.

Results of Operations

The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues	$39,329	$10,927	$94,176	$29,781
Cost of goods sold	26,297	5,931	67,360	17,799
Gross profit	13,032	4,996	26,816	11,982
Operating expenses:
Salaries, benefits and payroll taxes	1,838	1,316	5,702	3,611
Depreciation and amortization	148	102	377	283
Selling, general and administrative	2,275	1,044	6,592	2,970
Total operating expenses	4,261	2,462	12,671	6,864
Income from operations	8,771	2,534	14,145	5,118
Preferred stock interest expense	-	(1,813)	-	(4,936)
Other interest expense	(114)	(845)	(340)	(2,517)
Other income	76	33	197	222
Total other income (expenses), net	(38)	(2,625)	(143)	(7,231)
Income (loss) before income tax expense (benefit)	8,733	(91)	14,002	(2,113)
Income tax expense (benefit)	1,686	5	3,354	(51)
Net income (loss)	$7,047	$(96)	$10,648	$(2,062)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

Revenue was $39.3 million for the three months ended September 30, 2017, during which time we sold approximately 653,400 tons of sand. Total revenue for the three months ended September 30, 2016 was $10.9 million, during which time we sold approximately 229,600 tons of sand. Revenue increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as a result of higher sales volumes, including spot sales, in the current period offset by lower average selling prices due to reservation revenue being spread over a larger amount of contractual volumes sold in the third quarter 2017 as compared to the same period in 2016.

The key factors contributing to the increase in revenues for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 were as follows:

•

Sand sales revenue, which includes reservation revenue, increased to $22.2 million for the three months ended September 30, 2017 compared to $9.3 million for the three months ended September 30, 2016 due to higher reservation revenues and increased sales volumes. Tons sold increased by approximately 184% due to increased exploration and production activity in the oil and natural gas industry through the third quarter of 2017, compared to the same period in 2016.

•

Average selling price per ton, which includes reservation revenue, decreased to $34.02 for the three months ended September 30, 2017 from $40.66 for the three months ended September 30, 2016 due to increased volumes, which led to reservation revenue being allocated to a greater number of tons sold.

•

Reservation and contractual shortfall revenues were $7.5 million and $1.2 million, respectively, for the three months ended September 30, 2017. Reservation and contractual shortfall revenues were $5.0 million and $0 million, respectively, for the three months ended September 30, 2016, which helped to mitigate the lower sales volume in the third quarter of 2016. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. With respect to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•

Transportation revenue, which includes railcar rental, was approximately $16.0 million for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016. The increase in transportation revenue was due to the increased sales volume in the quarter as compared to the third quarter of 2016.  Railcar rental revenue was $2.0 million for the three months ended September 30, 2017, compared to $1.4 million for the three months ended September 30, 2016. The increase in rail car rental revenue was due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term railcar operating agreements. Our transportation revenues primarily represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $26.3 million and $5.9 million, or $40.27 and $25.82 per ton sold, for the three months ended September 30, 2017 and 2016, respectively. Of this amount, production costs were $7.0 million and $2.6 million, or $10.79 and $11.43 per ton sold, and freight charges, which consist of transportation costs and rail car rental and storage expense, were $17.6 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. Cost of goods sold and per ton cost of goods sold increased for the three months ended September 30, 2017 as compared to the same period in 2016 due to higher sales volumes, which led to increased staffing, utilities and equipment expense, and increased railcar rental and railway freight costs for customer pass-through freight. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $1.6 million for both the three months ended September 30, 2017 and 2016. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $13.0 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase in gross profit was primarily due to the increased sales volumes and higher reservation and shortfall revenues in the third quarter of 2017 as compared to the same period in the prior year.

Operating Expenses

Operating expenses were $4.3 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $1.8 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. The approximate $0.5 million increase was due to additional headcount and stock compensation grants in the third quarter of 2017 as compared to the same period in 2016. Selling, general and administrative expenses increased as a result of additional insurance, consulting and legal costs incurred as a publicly traded corporation.

Preferred Stock and Other Interest Expense

We incurred $0.1 million and $2.7 million of interest expense for the three months ended September 30, 2017 and 2016, respectively. Interest expense for the three months ended September 30, 2017 is derived primarily from deferred finance fees and unused line fees for our existing revolving credit facility. Interest expense for the three months ended September 30, 2016 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock accounted for $0 million and $1.8 million of the expense for the three months ended September 30, 2017 and 2016, respectively. Interest on our existing and former revolving credit facility accounted for $0.1 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the former revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax (Benefit) Expense

For the three months ended September 30, 2017 and 2016, our statutory tax rate was 35.0% and our effective tax rate was approximately 19.3% and (5.5%), respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for share-based compensation, domestic manufacturing deduction, and state income tax credit among others. The computation for the three months ended September 30, 2017 also included the impact of depletion method change for tax purposes on our current and prior year returns. The computation for the three months ended September 30, 2016 also included modifications for non-deductible interest expense on the Series A Preferred Stock. The primary drivers of the difference between 2017 and 2016 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as the full redemption of the Series A Preferred Stock in November 2016.

Net Income (Loss) and Adjusted EBITDA

Net income was $7.0 million for the three months ended September 30, 2017 compared to net loss of $0.1 million for the three months ended September 30, 2016. Adjusted EBITDA was $11.6 million for the three months ended September 30, 2017 compared to $4.5 million for the three months ended September 30, 2016. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold, higher reservation and shortfall revenues, offset by increased salaries and headcount, and additional costs incurred as a publicly traded corporation. Additionally, net income was positively impacted by lower interest expense due to the full redemption of Series A Preferred Stock in November 2016, and no debt outstanding on our existing credit facility. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Revenue was $94.2 million for the nine months ended September 30, 2017, during which time we sold approximately 1,742,800 tons of sand. Total revenue for the nine months ended September 30, 2016 was $29.8 million, during which time we sold approximately 552,000 tons of sand. Revenue increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of higher sales volumes, including spot sales, in the current period offset by lower average selling prices due to reservation revenue being spread over a larger amount of contractual volumes sold in 2017 compared to the same period in 2016.

The key factors contributing to the increase in revenues for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 were as follows:

•

Sand sales revenue, which includes reservation revenue, increased to $55.8 million for the nine months ended September 30, 2017 compared to $22.0 million for the nine months ended September 30, 2016. Tons sold increased by approximately 216% due to increased exploration and production activity in the oil and natural gas industry in 2017 compared to 2016.

•

Average selling price per ton, which includes reservation revenue, decreased to $32.02 for the nine months ended September 30, 2017 from $39.87 for the nine months ended September 30, 2016 due to increased volumes, which led to reservation revenue being allocated to a greater number of tons sold.

•

Reservation and contractual shortfall revenues were $22.5 million and $1.2 million, respectively, for the nine months ended September 30, 2017. Reservation and contractual shortfall revenues were $10.5 million and 3.0 million, respectively, for the nine months ended September 30, 2016, which helped to mitigate the lower sales volume and average selling price in the first three quarters of 2016. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. With respect to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•

Transportation revenue, which includes railcar rental, was approximately $37.0 million for the nine months ended September 30, 2017 compared to $4.8 million for the nine months ended September 30, 2016. The increase in transportation revenue was due to higher sales volumes as compared to the same period in 2016 as a result of increased exploration and production activity in the oil and natural gas industry.  Rail car rental revenue was $5.6 million for the nine months ended September 30, 2017, compared to $4.3 million for the nine months ended September 30, 2016. The increase in rail car rental revenue was due to an increase in the number of rail cars rented to our customers under long-term contracts. We incur transportation costs and recurring rail car rental expenses under our long-term rail car operating agreements. Our transportation revenues primarily represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $67.4 million and $17.8 million, or $38.65 and $32.25 per ton sold, for the nine months ended September 30, 2017 and 2016, respectively. Of this amount, production costs were $22.9 million and $8.2 million, or $13.13 and $14.81 per ton sold, and freight charges, which consist of transportation costs and rail car rental and storage expense, were $39.7 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively. Cost of goods sold and per ton cost of goods sold increased for the nine months ended September 30, 2017 as compared to the same period in 2016 due to higher sales volumes, which led to increased staffing, utilities and equipment expense and increased railcar rental and railway freight costs for customer pass-through freight. During the nine months ended September 30, 2017, we experienced operating inefficiencies due to railcar availability and completion of the third rail loop and incurred unplanned maintenance costs of approximately $0.5 million, or $0.29 per ton sold, due to dust control and other operational issues. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $4.8 million and $4.6 million, respectively, for the nine months ended September 30, 2017 and 2016. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $26.8 million and $12.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in gross profit year over year was primarily due to higher sales volumes and reservation revenues.

Operating Expenses

Operating expenses were $12.7 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. Operating expenses are primarily comprised of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $5.7 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively, with the approximate $2.1 million increase primarily due to additional headcount, stock compensation grants and accrued bonus expense for the board-approved 2017 incentive plan. The 2016 bonus plan was not approved by the board until the fourth quarter of 2016. Selling, general and administrative expenses increased as a result of additional insurance, consulting and legal costs incurred as a publicly traded corporation.

Preferred Stock and Other Interest Expense

We incurred $0.3 million and $7.4 million of interest expense for the nine months ended September 30, 2017 and 2016, respectively. Interest expense for the nine months ended September 30, 2017 is derived primarily from deferred finance fees and unused line fees for our existing revolving credit facility. Interest on the Series A Preferred Stock accounted for $0 and $4.9 million of the expense for the nine months ended September 30, 2017 and 2016, respectively. Interest on our existing and former revolving credit facility accounted for $0.3 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the former revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Income Tax Expense

For the nine months ended September 30, 2017 and 2016, our statutory tax rate was 35.0% and our effective tax rate was approximately 24.0% and 2.4%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for share-based compensation, domestic manufacturing deduction, and state income tax credit among others. The effective rate for the nine months ended September 30, 2017 includes a benefit of $208 related to prior year state taxes. The computation for the nine months ended September 30, 2017 also included the impact of depletion method change for tax purposes on our current and prior year returns. The computation for the nine months ended September 30, 2016 also included modifications for non-deductible interest expense on the Series A Preferred Stock. The primary drivers of the difference between 2017 and 2016 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as the full redemption of the Series A Preferred Stock in November 2016.

Net Income (Loss) and Adjusted EBITDA

Net income was $10.6 million for the nine months ended September 30, 2017 compared to net loss of $2.1 million for the nine months ended September 30, 2016. Adjusted EBITDA was $21.7 million for the nine months ended September 30, 2017 compared to $11.0 million for the nine months ended September 30, 2016. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold, higher reservation and shortfall revenues, offset by increased salaries and headcount, and additional costs incurred as a publicly traded corporation. Additionally, net income was positively impacted by lower interest expense due to the full redemption of Series A Preferred Stock in November 2016, and no debt outstanding on our existing credit facility. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital

The following table presents the components of our working capital as of September 30, 2017 compared to December 31, 2016.

	September 30,	December 31,
	2017	2016
	(in thousands)
Total current assets	$83,635	$65,024
Total current liabilities	24,367	13,722
Working capital	$59,268	$51,302

September 30, 2017 Compared to December 31, 2016

Our working capital surplus was $59.3 million at September 30, 2017 compared to a working capital surplus of $51.3 million at December 31, 2016.  On February 7, 2017, we closed on an equity offering of 1,500 shares of our common stock, generating net proceeds of approximately $24.2 million. Our increased sales volumes in the nine months ended September 30, 2017 resulted in increased accounts receivable and unbilled receivables. Additionally, as a result of the primary ongoing capital expenditure projects and increased pass-through rail freight, accounts payables and accrued expenses have increased by $19.3 million.

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

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$8,559	$8,099
Net cash used in investing activities	$(27,568)	$(1,950)
Net cash provided by (used in) financing activities	$23,290	$(9,332)

Cash Provided by Operating Activities

Net cash provided by operating activities was $8.6 million and $8.1 million for the nine months ended September 30, 2017 and 2016, respectively. Operating cash flows include net income of $10.6 million and net loss of $2.1 million in net earnings generated from the sale of raw frac sand to our customers in the nine months ended September 30, 2017 and 2016, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

The change in accounts receivable of $15.1 million for the nine months ended September 30, 2017 compared to $0.9 million for the nine months ended September 30, 2016 resulted from the increase in sales volumes as well as the increase of customers to which we charge freight. The increase in accounts payable and accrued expenses is due to pass-through rail freight and ongoing capital expenditure projects.

Cash Used in by Investing Activities

Net cash used in investing activities was $27.6 million for the nine months ended September 30, 2017 compared to $2.0 million used for the nine months ended September 30, 2016. The $25.6 million increase was primarily the result of an increase in capital expenditures related primarily to the expansion of our processing facilities in Oakdale, Wisconsin.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $23.3 million for the nine months ended September 30, 2017, which included net proceeds from equity issuance of approximately $24.2 million, $0.6 million in payments on equipment financing obligations and notes payable, and $0.2 million on deferred financing fees.

Net cash used in financing activities was $9.3 million for the nine months ended September 30, 2016, which was comprised primarily of $7.7 million of repayment on former revolving credit facility and $1.6 million in payments on our existing equipment financing obligations and notes payable.

Credit Facilities

Our Credit Facility and Other Arrangements

Below is a description of our former and existing revolving credit facilities and other financing arrangements.

Former Revolving Credit Facility

On March 28, 2014, we entered into a $72.5 million revolving credit and security agreement with PNC Bank, National Association, as administrative agent and collateral agent (the “Credit Agreement”). The revolving credit facility under the Credit Agreement had a maturity date of March 28, 2019. We refer to this facility as the former revolving credit facility.

On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

Existing Revolving Credit Facility

On December 8, 2016, we entered into a $45 million 3-year senior secured revolving credit facility (the “Facility”) under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “New Credit Agreement”). Substantially all of our assets are pledged as collateral under the New Credit Agreement. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement).

Capital Requirements

As of September 30, 2017, we had commitments related to certain expansion and replacement capital projects of approximately $18.1 million. We expect to incur approximately $50 million during 2017 in expansion and replacement capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash flow from operations and proceeds from our IPO and February 2017 equity offering and potential borrowings under the Facility.

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

Contractual Obligations

As of September 30, 2017, we had contractual obligations for the Facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars.

In the nine months ended September 30, 2017, there have been no material changes to our contractual obligations as reported in the 2016 annual report. As disclosed in Notes 9 and 13, respectively, to the Condensed Consolidated Financial Statements in this Report, the former revolving credit facility was fully repaid and terminated and the Series A Preferred Stock was fully redeemed.

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we had outstanding performance bonds of $8.6 million and $8.3 million, respectively.

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

Customer Concentration

For the nine months ended September 30, 2017, sales to Rice Energy, Liberty, Weatherford, and US Well Services accounted for 31.1%, 17.2%, 15.0%, 11.1% and respectively, of total revenue. For the nine months ended September 30, 2016, sales to Weatherford, US Well Services, EOG Resources, and C&J Energy Services accounted for 34.6%, 34.0%, 17.2%, and 11.1%, respectively, of total revenue.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2017. For more information, please read our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2017.

Forward-Looking Statements

This Report contains estimates and forward-looking statements, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Interest Rate Risk

As of September 30, 2017, we had no amounts outstanding under the Facility, which bears interest at our option at either:

•	LIBOR plus an applicable margin of 3.00% - 4.00% depending on the leverage ratio; or
•	ABR (as defined in the revolving credit facility), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio.

On November 9, 2016, the former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO.

On December 8, 2016, the Company entered into the Facility, which has a similar interest rate risk to the former revolving credit facility, with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of September 30, 2017 and December 31, 2016, there were no amounts outstanding under the Facility; therefore, these covenants have no impact over the Facility as of the balance sheet date.

Credit Risk

Substantially all of our revenue for the nine months ended September 30, 2017 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the downturn in activity in the oil and natural gas industry in recent years, and may be impacted further if the oil and natural gas industry faces another activity downturn. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As of the date of this Report, there have been no material changes in the risk factors previously included in the section entitled “Risk Factors,” in our Annual Report on form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Enforcement actions alleging noncompliance with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations. Following passage of The Mine Improvement and New Emergency Response Act of 2006, the Mine Safety and Health Administration significantly increased the dollar penalties assessed and, for many operations, the numbers of citations and orders charged against mining operations.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Report.

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

10.1#

Form of Time Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.2#

Form of Performance Adjusted Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.3#

Form of Performance Adjusted and Time Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.
#	Compensatory plan or arrangement.
+

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand Inc.

November 9, 2017	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

November 9, 2017	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)