Form 10-K
period 2017-12-31
Smart Sand, Inc.
filed 2018-03-15
CIK 1529628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual Period Ended December 31, 2017

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

(281) 231-2660

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☒
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

Number of shares of common shares outstanding, par value $0.001 per share as of March 12, 2018: 40,946,060.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate,'' “estimate,'' "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including without limitation:

•	fluctuations in demand for raw frac sand;
•	the cyclical nature of our customers' businesses;
•

operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; pit wall failures or rock falls: or unanticipated ground, grade or water conditions:

•	our dependence on our Oakdale mine and processing facility for current sales;
•	the level of activity in the oil and natural gas industries;
•	the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	increased competition from new sources of raw frac sand supply, including new raw frac sand mines in locations such as the Permian Basin of West Texas;
•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers' operations;
•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•

our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure demand for our increased production capacity, along with the actual operating costs we will incur once we have completed the capacity expansion;

•	our ability to successfully compete in raw frac sand market;
•	loss of, or reduction in, business from our largest customers;
•	increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure;
•	increases in the prices of, or interruptions in the supply of, natural gas, electricity, or any other energy sources;
•	increases in the price of diesel fuel;
•	diminished access to water;
•	our ability to successfully complete acquisitions or integrate acquired businesses:
•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;
•	restrictions imposed by our indebtedness on our current and future operations:
•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;
•	the accuracy of our estimates of mineral reserves and resource deposits;
•	a shortage of skilled labor and rising costs in the frac sand mining industry;

•	our ability to attract and retain key personnel;
•	our ability to maintain satisfactory labor relations:
•	our ability to maintain effective quality control systems at our mining, processing and production facilities;
•	seasonal and severe weather conditions;
•	fluctuations in our sales and results of operations due to seasonality and other factors;
•	interruptions or failures in our information technology systems;
•	the impact of a terrorist attack or armed conflict;
•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);
•	silica-related health issues and corresponding litigation;
•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•	other factors disclosed in Item I A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

Item 1. – Business

Overview

We are a pure-play, low-cost producer of high-quality Northern White raw frac sand, which is a preferred proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We sell our products primarily to oil and natural gas exploration and production companies and oilfield service companies under a combination of long-term take-or-pay contracts and spot sales in the open market. We believe that the size and favorable geologic characteristics of our sand reserves and the strategic location and logistical advantages of our facilities have positioned us as a highly attractive source of raw frac sand to the oil and natural gas industry. We incorporated in Delaware in July 2011.

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 321 million tons of proven recoverable sand reserves as of December 31, 2017. We began operations with 1.1 million tons of nameplate processing capacity in July 2012, expanded to 2.2 million tons of nameplate capacity in August 2014 and increased to 3.3 million tons in September 2015. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines that allows us to ship on a unit train basis on either rail carrier and currently enables us to process and cost-effectively deliver up to approximately 3.3 million tons of raw frac sand per year. We are in the process of expanding our processing facilities at Oakdale to enable us to process and sell up to approximately 5.5 million tons of raw frac sand per year.  We expect this expansion will be completed and operational in the second quarter of 2018.

In addition to the Oakdale facility, we own a second property in Jackson County, Wisconsin, which we call the Hixton site. The Hixton site is also located adjacent to a Class I rail line and is fully permitted to initiate operations and is available for future development. As of December 31, 2017, our Hixton site had approximately 100 million tons of proven recoverable sand reserves.

We have also entered into two long-term surface mining leases for properties located in the Permian Basin in Texas that are available for future development.  The first site consists of 1,772 acres in Winkler County, Texas.  This location is adjacent to the Texas & New Mexico Railway (TXN) short line with direct access to State Highway 18.  The second site consists of 2,447 acres in Crane County, Texas. This location has direct access to Interstate Highway 20 and has been awarded a Certificate of Inclusion into the Texas Conservation Plan (“TCP”) for the dunes sagebrush lizard. The TCP is designed to protect dunes sagebrush lizard habitat while facilitating continued and uninterrupted economic activity in the Permian Basin. The Permian Basin sites have been acquired for a combined cost of less than $5,000,000 and have low associated royalty payments. We estimate that the sites collectively have several hundred million tons of frac sand reserves.

For the years ended December 31, 2017, 2016 and 2015, we generated net income of approximately $21.5 million, $10.4 million and $5.0 million, respectively, and Adjusted EBITDA of approximately $30.6 million, $37.8 million and $23.9 million, respectively. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), please read “Note Regarding Non-GAAP Financial Measures.”  For more financial information about our business, please read “Selected Financial Data”.

Over the past decade, exploration and production companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs by utilizing advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling more and longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to maximize the volume of hydrocarbon recoveries per wellbore. Spears and Associates, Inc. (“Spears”) expects proppant levels per well to continue to increase from 7,100 tons per well in 2018 to approximately 7,700 tons per well in 2020.  In addition, raw frac sand continues to be the preferred proppant used by operators.  Spears estimates that raw frac sand represented approximately 97% of total proppant demand in 2017 as exploration and production companies continued to look closely at overall well cost, completion efficiency and design optimization, which led to a greater use of raw frac sand in comparison to resin-coated sand and manufactured ceramic proppants.

Northern White raw frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota and Illinois, is highly valued by oil and natural gas producers as a preferred proppant due to its favorable physical characteristics. We believe that the market for high-quality raw frac sand, like the Northern White raw frac sand we produce, will grow based on the potential recovery in the development of North America’s unconventional oil and natural gas reservoirs as well as the increased proppant volume usage per well, particularly with respect to finer mesh sizes. We expect the trend of using larger volumes of finer mesh materials, such as 100 mesh sand and 40/70 sand, to continue.

Competitive Strengths

We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:

•

Long-lived, strategically located, high-quality reserve base. We believe our Oakdale facility is one of the few raw frac sand mine and production facilities that has the unique combination of a large high-quality reserve base of primarily fine mesh sand that is contiguous to its production and primary rail loading facilities. Our Oakdale facility is situated on 1,196 acres in a rural area of Monroe County, Wisconsin, with access to two Class I rail lines, and contains approximately 321 million tons of proven recoverable reserves as of December 31, 2017. We have an implied proven reserve life of approximately 97 years based on our current annual nameplate processing capacity of 3.3 million tons per year. As of December 31, 2017, we have utilized 221 acres for facilities and mining operations, or only 19% of this location’s acreage. We believe that with further development and permitting, the Oakdale facility ultimately could be expanded to allow production of up to 9 million tons of raw frac sand per year.

We believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh raw frac sand. Approximately 80% of our reserve mix today is 40/70 mesh substrate and 100 mesh substrate, considered to be the finer mesh substrates of raw frac sand. We believe that if oil and natural gas exploration and production companies continue recent trends in drilling and completion techniques to increase lateral lengths per well, the number of frac stages per well, the amount of proppant used per stage and the utilization of slickwater completions, the demand for the finer grades of raw frac sand will continue to increase, which we can take advantage of due to the high percentage of high-quality, fine mesh sand in our reserve base.

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

In addition to the Oakdale facility, we own the Hixton site in Jackson County, Wisconsin. The Hixton site is a second location adjacent to a Class I rail line that is fully permitted to initiate operations and is available for future development. As of December 31, 2017, our Hixton site had approximately 100 million tons of proven recoverable sand reserves. We have also optioned two properties in the Permian Basin of West Texas under long term leases and are currently evaluating options to develop one or both of these sites into fully operational raw frac sand mines to primarily support the growing demand for raw frac sand in the Permian Basin.  We acquired these locations at a low upfront cost and with minimal ongoing required royalty payments, which allows us time to evaluate potential market demand to support any investment in developing one or both of these sites on a cost-effective basis.

•

Intrinsic logistics advantage. We believe that we are one of the few raw frac sand producers with a facility custom-designed for the specific purpose of delivering raw frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains. Our on-site transportation assets at Oakdale include approximately nine miles of rail track in a triple-loop configuration and, upon completion of our current expansion, four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific. We believe our customized on-site logistical configuration typically yields lower operating and transportation costs compared to manifest train or single-unit train facilities as a result of our higher railcar utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. In addition, we have a transload facility on a Class I rail line owned by Union Pacific in Byron Township, Wisconsin, approximately 3.5 miles from the Oakdale facility. This transload facility allows us to ship sand directly to our customers on more than one Class I rail carrier. This facility commenced operations in June 2016 and is now capable of handling multiple unit trains simultaneously which provides increased delivery options for our customers, greater competition among our rail carriers and potentially lower freight costs. With the addition of this transload facility, we believe we are the only mine in Wisconsin with dual served railroad shipment capabilities on the Canadian Pacific and Union Pacific rail networks. Our Hixton site is also located adjacent to a Class I rail line.

•

Significant organic growth potential. We believe that we have a significant pipeline of attractive opportunities to expand our sales volumes and production capacity at our Oakdale facility, which commenced commercial operations in July 2012 and was expanded to 3.3 million tons of annual nameplate processing capacity in September 2015. We are currently in the process of increasing our nameplate dry plant processing capacity to approximately 5.5 million tons per year. We expect this expansion project to be completed and operational during the second quarter of 2018. We believe that, under current regulations and permitting requirements, we can ultimately expand our annual production capacity at Oakdale to as much as 9 million tons. Other growth opportunities include the ability to develop regional raw frac sand mines outside of Wisconsin, such as the Permian Basin of Texas and New Mexico, to invest in transload facilities located in the shale operating basins, and to invest in last mile solutions to support frac sand delivery to the wellhead for our customers. Investments in regional sand mines would enable us to diversify our sand mining asset base and provide raw frac sand to customers looking to source their raw frac sand needs from suppliers in closer proximity to their drilling and completion activities. Investments in additional rail loading facilities should enable us to provide more competitive transportation costs and allow us to offer additional pricing and delivery options to our customers. Investments in last mile solutions at the wellhead would provide us with the opportunity to provide incremental logistical services to our customers related to their use of raw frac sand.  We also have opportunities to expand our sales into the industrial sand market which would provide us the opportunity to diversify our customer base and sales product mix.

•

Strong balance sheet and financial flexibility. We believe we have a strong balance sheet and ample liquidity to pursue our growth initiatives. As of March 1, 2018, we have approximately $61.9 million in liquidity from cash on hand and full availability of our $45 million revolving credit facility. Additionally, unlike some of our peers, we have minimal exposure to unutilized railcars. As of March 1, 2018, we have 2,298 under long-term leases, of which 1,250 are currently rented to our customers, which minimizes our exposure to storage railcars and leasing expense for railcars that are currently not being utilized for sand shipment and provides us greater flexibility in managing our transportation costs prospectively.

•

Focus on safety and environmental stewardship. We are committed to maintaining a culture that prioritizes safety, the environment and our relationship with the communities in which we operate. In August 2014, we were accepted as a “Tier 1” participant in Wisconsin’s voluntary “Green Tier” program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. In addition, we committed to certification under ISO standards and, in April 2016, we received ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively. We believe that our commitment to safety, the environment and the communities in which we operate is critical to the success of our business. We are one of a select group of companies who are members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards. In addition, one of our land leases in the Permian Basin has been awarded a Certificate of Inclusion into the TCP for the dunes sagebrush lizard.  The TCP is designed to protect dunes sagebrush lizard habitat while facilitating continued and uninterrupted economic activity in the Permian Basin.

•

Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing high-growth businesses.

Business Strategies

Our principal business objective is to be a pure-play, low-cost producer of high-quality raw frac sand and to increase stockholder value. We expect to achieve this objective through the following business strategies:

•

Focusing on organic growth by increasing our capacity utilization and processing capacity. We intend to continue to pursue opportunities to maximize the value and the utilization of our Oakdale facility in Wisconsin as a pure-play producer of high-quality Northern White raw frac sand.  We believe the proppant market continues to offer attractive long-term growth fundamentals for Northern White raw frac sand. According to Spears, demand in 2017 for proppant increased by approximately 41% from the prior record set in 2014. Spears estimates that over the next three years proppant demand is projected to grow by 12.5% per year, from 103 million tons per year in 2017 to 165 million tons per year in 2020, as exploration and production operators drilling for oil and natural gas continue to increase their use of horizontal drilling and continue to increase proppant loadings per well drilled through longer lateral well lengths and increased proppant per lateral foot drilled.  Additionally, we believe raw frac sand will continue to be a preferred proppant by operators due to the cost advantages of raw frac sand over resin-coated sand and manufactured ceramics. At the completion of our current expansion, our Oakdale facility will have annual nameplate processing capacity of approximately 5.5 million tons per year.  We believe that with further development and permitting the Oakdale facility could ultimately be expanded to allow annual nameplate production capacities of as much as 9 million tons of raw frac sand per year.

•

Optimizing our logistics infrastructure and developing additional origination and destination points. We intend to further optimize our logistics infrastructure and develop additional origination and destination points. We expect to capitalize on our Oakdale facility’s ability to simultaneously accommodate multiple unit trains on two Class I rail carriers to maximize our product shipment rates, increase railcar utilization and lower transportation costs. With our recently completed expansion of our transloading facility located on the Union Pacific rail network approximately 3.5 miles from our Oakdale facility, we now have the ability to ship our raw frac sand on unit trains directly to our customers on more than one Class I rail carrier. This facility provides increased delivery options for our customers, greater competition among our rail carriers and potentially lower freight costs. In addition, we intend to continue evaluating ways to reduce the landed cost of our products at the basin for our customers, such as investing in transload, storage facilities and last mile solutions in our target shale basins to increase our customized service offerings and provide our customers with additional delivery and pricing alternatives, including selling product on an “as-delivered” basis at our target shale basins.

•

Focusing on being a low-cost producer and continuing to make process improvements. We will continue to focus on being a low-cost producer, which we believe will permit us to compete effectively for sales of raw frac sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates, (ii) balance of coarse and fine mineral reserve deposits and corresponding contractual demand that minimizes yield loss, and (iii) Oakdale facility’s proximity to two Class I rail lines and other sand logistics infrastructure, which helps reduce transportation costs, fuel costs and headcount needs. We have strategically designed our operations to provide low per-ton production costs. For example, as part of our Oakdale expansion, we are enclosing two dryers and one wet plant in a single building to allow these processing plants to operate on a year-round basis which should allow us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce overall production costs. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize mining and processing of superfluous tonnage. We also continue to evaluate the potential of mining by dredge and other mining techniques to reduce the overall cost of our mining operations.

•

Pursuing accretive acquisitions and greenfield opportunities.  As of March 1, 2018, we have approximately $61.9 million of liquidity in the form of cash on hand and full availability of our $45 million revolving credit facility. We believe this level of liquidity will position us to pursue strategic acquisitions to increase our scale of operations and our logistical capabilities as well as to potentially diversify our mining and production operations into locations other than our current Oakdale and Hixton locations. We have optioned two properties in the Permian Basin of West Texas under long term leases and are currently evaluating options to develop one or both of these sites into fully operational raw frac sand mines to primarily support the growing demand for raw frac sand in the Permian Basin.  We acquired these locations at a low upfront cost and with minimal ongoing required royalty payments, which allows us time to evaluate potential market demand to support any investment in developing one or both of these sites on a cost-effective basis.  We will also continue to evaluate other regional low-cost greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing.

•

Maintaining financial strength and flexibility. We plan to pursue a disciplined financial policy to maintain financial strength and flexibility. We believe that our cash on hand, available borrowing capacity and ability to access debt and equity capital markets will provide us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

Our Customers and Contracts

We sell raw frac sand under long-term take-or-pay contracts as well as in the spot market if we have excess production and the spot market conditions are favorable. As of March 1, 2018, we will have approximately 91.7% of our current annual nameplate capacity of 3.3 million tons per year contracted with a volume-weighted average remaining term of approximately 2.4 years.

Demand for proppants in 2015 and through the first half of 2016 dropped due to the downturn in commodity prices since late 2014 and the corresponding reduction in oil and natural gas drilling, completion and production activity. The change in demand during this period impacted contract discussions and negotiated terms with our customers as existing contracts were adjusted, resulting in a combination of reduced average selling prices per ton, and adjustments to take-or-pay volumes and lengths of contracts. We believe we have mitigated the short-term negative impact on revenues of some of these adjustments through contractual shortfall and reservation payments. During the market downturn, customers began to purchase more volumes on a spot basis as compared to committing to long-term contracts, and this trend continued until oil and natural gas drilling and completion activity began to increase beginning in the fourth quarter of 2016. In 2017, drilling and completion activity returned to higher levels, and we believe customers will begin to more actively consider contracting proppant volumes under term contracts rather than continuing to rely on buying proppant on a spot basis in the market.

Capital Plans

Based on our assessment of increased demand for our products, particularly fine mesh sand, we have decided to increase our annual nameplate processing capacity at our Oakdale facility to 5.5 million tons of raw frac sand. We have also decided to expand rail and logistics infrastructure in Wisconsin to support this potential increase in customer demand. Additionally, we continue to evaluate other proposed projects and related expenditures, such as investments in transload facilities and last mile solutions located in the shale operating basins, in light of customer demand and energy market trends. There can be no assurance, however, that all or any of these initiatives will be executed or that the results therefrom will be materially beneficial to our financial performance.

Industry Trends Impacting Our Business

Unless otherwise indicated, the information set forth under “—Industry Trends Impacting Our Business,” including all statistical data and related forecasts, is derived from The Freedonia Group’s Industry Study #3535, “Proppants Market in North America,” published in July 2017, Spears’ “Hydraulic Fracturing Market 2006 - 2018” published in the fourth quarter of 2017 and the supplement published in the first quarter of 2018, and Baker Hughes’ “North America Rotary Rig Count” published in February 2018. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors”.

Demand Trends

According to Spears, the U.S. proppant market, including raw frac sand, ceramic and resin-coated proppant, was approximately 103 million tons in 2017. Freedonia estimates that the total raw frac sand market in 2017 represented approximately 96.5% of the total proppant market by weight. According to Spears, market demand in 2017 increased by approximately 41% from the prior record set in 2014. Spears estimates that over the next three years proppant demand will grow by 12.5% per year, from 103 million tons per year in 2017 to 165 million tons per year in 2020, representing an increase of approximately 62 million tons in annual proppant demand over that time period.

Demand growth for raw frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop. While current horizontal rig counts have fallen significantly from their peak of approximately 1,370 in 2014 to approximately 800 at the end of 2017, rig count grew 254% from the recent low of approximately 315 rigs in May of 2016 to approximately 800 at the end of 2017. According to the Baker Hughes Rig Count, the percentage of active drilling rigs used to drill horizontal wells, which require greater volumes of proppant than vertical wells, has increased from 68.4% in 2014 to 83.9% in 2017. Moreover, the increase of pad drilling has led to a more efficient use of rigs, allowing more wells to be drilled per rig. As a result of these factors, well count, and hence proppant demand, has grown despite the fall in rig counts. Spears estimates that proppant demand will reach 142 million tons in 2018, which is nearly twice the 2014 levels of approximately 73 million tons, despite their projection assuming that approximately 4,600 fewer wells will be drilled in 2018 as compared to 2014. Spears also estimates that average proppant usage per well will be approximately 7,100 tons per well in 2018 and will rise to approximately 7,700 tons per well by 2020.

Demand for proppant has sharply increased since 2016 in connection with the ongoing recovery in commodity prices and the corresponding increase in oil and natural gas drilling and production activity. We believe that the demand for proppant will continue to increase over the medium and long term as commodities stabilize from their lows in 2016, which will lead producers to continue to draw down their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, we believe that demand for proppant will be amplified by the following factors:

•	improved drilling rig productivity, resulting in more wells drilled per rig per year;
•	completion of exploration and production companies’ inventory of drilled but uncompleted wells;
•	increases in the percentage of rigs that are drilling horizontal wells;
•	increases in the length of the typical horizontal wellbore;
•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;
•	increases in the volume of proppant used per fracturing stage; and
•	renewed focus of exploration and production companies to maximize ultimate recovery in active reservoirs through downspacing.

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

Historically, oil and liquids-rich wells use a higher proportion of coarser proppant while dry gas wells typically use finer grades of sand. In the past, with the majority of U.S. exploration and production spending focused on oil and liquids-rich plays, demand for coarser grades of sand exceeded demand for finer grades; however, due to innovations in completion techniques, demand for finer grade sands has shown a considerable resurgence.

Supply Trends

In 2017, customer demand for high-quality raw frac sand outpaced supply. Several factors contributed to this supply shortage, including:

•	the rapid recovery of the unconventional oil and gas industry supported by higher commodity pricing;
•	the lack of development of new sand mines during the downturn in 2015 and 2016;
•	logistical challenges on delivering sand in the higher quantities required by the new higher proppant intensity wells;
•	the hurdles to securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities in the development of new mines;
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

Supplies of high-quality Northern White raw frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. The ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential raw frac sand facility. Further constraining the supply and throughput of Northern White raw frac sand is that not all of the large reserve mines have onsite excavation and processing capability. Additionally, much of the capital investment in Northern White raw frac sand mines was used to develop coarser deposits in western Wisconsin. With the shift to finer sands in the liquid and oil plays, many mines may not be economically viable as their ability to produce finer grades of sand may be limited.

Permits

We operate in a highly regulated environment overseen by many government regulatory and enforcement bodies at the local, state and federal levels. To conduct our mining operations, we are required to have obtained permits and approvals that address environmental, land use and safety issues at our Oakdale facility, Byron transload facility and our Hixton mine location. Our current and planned areas for excavation at our Oakdale property are permitted for extraction of our proven reserves. Portions of our Oakdale property lie in areas designated as wetlands, which will require additional local, state and federal permits prior to mining and reclaiming those areas.

We also meet requirements for several international standards concerning safety, greenhouse gases and rail operations. We have voluntarily agreed to meet the standards of the Wisconsin DNR’s “Green Tier” program, the “National Industrial Sand Association” (“NISA”) and the “Wisconsin Industrial Sand Association.” Further, we have agreed to meet the standards required to maintain our ISO 9001-2015 and ISO 14001-2015 quality/environmental management system registrations. These voluntary requirements are tracked and managed along with our permits. In addition, one of our land leases in the Permian Basin has been awarded a Certificate of Inclusion into the TCP for the dunes sagebrush lizard.  The TCP is designed to protect dunes sagebrush lizard habitat while facilitating continued and uninterrupted economic activity in the Permian Basin.

While resources invested in securing permits are significant, this cost has not had a material adverse effect on our results of operations or financial condition. We cannot ensure that existing environmental laws and regulations will not be reinterpreted or revised or that new environmental laws and regulations will not be adopted or become applicable to us. Revised or additional environmental requirements that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business.

Our Customers and Contracts

Our core customers are major oil and natural gas exploration and production and oilfield service companies. These customers have signed long-term take-or-pay contracts, which mitigate our risk of non-performance by such customers. Our contracts provide for a true-up payment in the event the customer does not take delivery of the minimum annual volume of raw frac sand specified in the contract and has not purchased in certain prior periods an amount exceeding the minimum volume, resulting in a shortfall. The true-up payment is designed to compensate us, at least in part, for our margins for the applicable contract year and is calculated by multiplying the contract price (or, in some cases, a discounted contract price) by the tonnage shortfall. Any sales of the shortfall volumes to other customers on the spot market would provide us with additional margin on these volumes. Additionally, some of our contracts include monthly reservation charges that the customer is required to pay for minimum monthly volumes regardless of whether the customer takes delivery of the sand. For the year ended December 31, 2017, Rice Energy, Liberty, Weatherford, and US Well Services accounted for 27.1%, 20.6%, 13.7%, 10.2%, respectively, of our total revenues, and the remainder of our revenues represented sales to sixteen customers. For the year ended December 31, 2016, EOG Resources, US Well Services, Weatherford and Nabors Completion & Production Services accounted for 37.5%, 22.4%, 25.4% and 10.8%, respectively, of our total revenues, and the remainder of our revenues represented sales to five customers. For the year ended December 31, 2015, EOG Resources, US Well Services, Weatherford, and Archer Pressure Pumping accounted for 35.0%, 24.6%, 18.4% and 15.8%, respectively, of our total revenues, and the remainder of our revenues represented sales to three customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.” Beginning in the second quarter of 2018, we will have approximately 55.0% of our expanded annual nameplate production capacity of 5.5 million tons per year contracted with a volume-weighted average remaining term of approximately 2.4 years. For the years ended December 31, 2017, 2016 and 2015, we generated approximately 79.8%, 97.6% and 96.4%, respectively, of our revenues from raw frac sand delivered under long-term take-or-pay contracts. We sell raw frac sand under long-term contracts, as well as in the spot market if we have excess production and the spot market conditions are favorable.

Our current contracts include price ranges indexed to the price of crude oil (based upon the average WTI as listed on www.eia.doe.gov).  Our contracts contain provisions allowing for adjustment including: (i) annual percentage price escalators, or (ii) market factor increases (and in some cases decreases), including a natural gas surcharge/reduction and/or a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set in the contract for the preceding calendar quarter.

Our contracts generally provide that, if we are unable to deliver the contracted minimum volume of raw frac sand, the customer has the right to purchase replacement raw frac sand from alternative sources, provided that our inability to supply is not the result of an excusable delay. In the event that the price of replacement raw frac sand exceeds the contract price and our inability to supply the contracted minimum volume is not the result of an excusable delay, we are responsible for the price difference, up to a specified limit. At December 31, 2017, we had significant levels of raw frac sand inventory on hand; therefore, we consider the likelihood of any such penalties as remote.

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

Our Relationship with Our Sponsor

Our sponsor is a fund managed by Clearlake Capital Group, L.P., which, together with its affiliates and related persons, we refer to as Clearlake. Clearlake is a leading private investment firm founded in 2006. With a sector-focused approach, the firm seeks to partner with world-class management teams by providing patient, long-term capital to dynamic businesses that can benefit from Clearlake’s operational improvement approach, O.P.S.®. The firm’s core target sectors are industrials and energy; software, and technology-enabled services; and consumer. Clearlake has managed approximately $7 billion of institutional capital since inception and its senior investment principals have led or co-led over 100 investments. We believe our relationship with Clearlake provides us with a unique resource to effectively compete for acquisitions within the industry by being able to take advantage of their experience in acquiring businesses to assist us in seeking out, evaluating and closing attractive acquisition opportunities over time.

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

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced to meet demand in the winter months.  These higher cash operating costs were capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall production costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, during the fourth quarter of 2017, we finished construction of our new, wet plant, which is an indoor facility that allows us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell raw frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”

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

Environmental and Occupational Health and Safety Regulations

We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of worker health, safety and the environment. Compliance with these laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, the occurrence of delays in the permitting or performance of projects, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

We do not believe that compliance by us with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. The following is a discussion of material environmental and worker health and safety laws, as amended from time to time that relate to our operations or those of our customers that could have a material adverse effect on our business.

Air Emissions

Our operations are subject to the federal Clean Air Act (“CAA”) and related state and local laws, which restrict the emission of air pollutants and impose permitting, monitoring and reporting requirements on various sources. These regulatory programs may require us to install emissions abatement equipment, modify operational practices, and obtain permits for existing or new facilities or operations. Obtaining air emissions permits has the potential to delay the development or continued performance of our operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or to address other air emissions-related issues. Changing and increasingly stringent requirements, future non-compliance, or failure to maintain necessary permits or other authorizations could require us to incur substantial costs or suspend or terminate our operations.

Climate change

In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations controlling GHG emissions under its existing authority under the CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the Earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. The EPA also has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”).  The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement.  However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to re-enter into the Paris Agreement on different terms or enter into a separate agreement.  In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.  To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our mining and processing operations.

Water Discharges

The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention control and countermeasure requirements require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak, and the development and maintenance of Spill Prevention Control and Countermeasure, or SPCC, plans at our facilities. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by the Army Corps of Engineers (“Corps”) pursuant to an appropriately issued permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The EPA has issued final rules attempting to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. Additionally, following the issuance of a presidential executive order to review the rule, the EPA and the Corps proposed a rulemaking to repeal the rule in June 2017. The EPA and the Corps also announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. In January 2018, the U.S. Supreme Court ruled that jurisdiction to hear challenges to the rule rests with the federal district courts.  Also in January 2018, the EPA and Corps issued a rule to delay the applicability of the rule for two years.  As a result, future implementation of the rule is uncertain at this time. To the extent this rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for expansion activities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Non-Hazardous and Hazardous Wastes

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. In the course of our operations, we generate waste that are regulated as non-hazardous wastes and hazardous wastes, obligating us to comply with applicable standards relating to the management and disposal of such wastes. In addition, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in May 2016, several non-governmental environmental groups filed suit against the EPA in the U.S. District Court for the District of Columbia for failing to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, asserting that the agency is required to review its Subtitle D regulations every three years but has not conducted an assessment on those oil and natural gas waste regulations since July 1988. The EPA and the non-governmental environmental groups entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia on December 28, 2016. Under the decree, the EPA is required to propose, by no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our customers’ costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.

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

Endangered Species

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. As a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service (“FWS”) was required to consider listing numerous species as endangered or threatened under the Endangered Species Act before the completion of the agency’s 2017 fiscal year. The FWS did not meet the deadline. Current ESA listings and the designation of previously unprotected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our or our customers’ performance of operations, which could adversely affect or reduce demand for our raw frac sand. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, was a candidate species for listing under the ESA by the FWS for many years.  In 2010, the FWS proposed listing the dunes sagebrush lizard as an endangered species under the ESA.  In response, the Texas Comptroller’s Office created the TCP in 2012 to minimize disturbances to the dunes sagebrush lizard’s habitat.  In June 2012, the FWS declined to list the species as endangered under the ESA.  Recently, however, as a result of increased frac sand mining, the Texas Comptroller’s Office, FWS and environmental groups have voiced concerns about the potential destruction of dunes sagebrush lizard habitat and harm to the species, which could ultimately lead to renewed calls to FWS to list the dunes sagebrush lizard under the ESA.

Mining and Workplace Safety

Our sand mining operations are subject to mining safety regulation. The U.S. Mining Safety and Health Administration (“MSHA”) is the primary regulatory organization governing raw frac sand mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.

OSHA has promulgated new rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. MSHA is expected to adopt similar rules as part of its “Long Term Items” for rulemaking. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. If the workplace exposure limit is lowered significantly, we may be required to incur certain capital expenditures for equipment to reduce this exposure. Smart Sand also adheres to the NISA’s respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.

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

State and Local Regulation

We are subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where our current projects are located, have state laws similar to NEPA; thus, our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin has specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

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

In August 2014, we were accepted as a “Tier 1” participant in Wisconsin’s voluntary “Green Tier” program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Successful Tier 1 participants are required to demonstrate a strong record of environmental compliance, develop and implement an environmental management system meeting certain criteria, conduct and submit annual performance reviews to the Wisconsin Department of Natural Resources, promptly correct any findings of non-compliance discovered during these annual performance reviews, and make certain commitments regarding future environmental program improvements. Our most recent annual report required under the Tier 1 protocol was submitted to the Green Tier Program contact on August 1, 2017.

Employees

As of December 31, 2017, we employed 198 people. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Executive Officers of the Registrant

Charles E. Young

Charles E. Young was named Chief Executive Officer in July 2014. Mr. Young has also served as a director since September 2011. Mr. Young founded Smart Sand, LLC (our predecessor) and served as its President from November 2009 to August 2011. Mr. Young served as our President and Secretary from September 2011 to July 2014. Mr. Young has over 20 years of executive and entrepreneurial experience in the high-technology, telecommunications and renewable energy industries. He previously served as the President and Founder of Premier Building Systems, a construction, solar, geothermal and energy audit company in Pennsylvania and New Jersey from 2006 to 2011. Mr. Young serves as a director for Gravity Oilfield Services, Inc., a privately-held company. Mr. Young received a B.A. in Political Science from Miami University. Mr. Young is the brother of William John Young, our Executive Vice President of Sales and Logistics, and James D. Young, our Executive Vice President, General Counsel and Secretary. We believe that Mr. Young’s industry experience and deep knowledge of our business makes him well suited to serve as Chief Executive Officer and Director.

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

Ronald P. Whelan

Ronald P. Whelan was named Executive Vice President of Business Development in April 2017. Prior to that time, he served as Vice President of Business Development from September 2016 to March 2017 and as Director of Business Development from April 2014 to August 2016. Prior to being named Director of Business Development, Mr. Whelan was the Operations Manager responsible for the design, development and production of the Oakdale facility from November 2011 to April 2014. Before joining Smart Sand, Mr. Whelan ran his own software design company from 2004 to 2011 and was a member of Premier Building Systems LLC from 2008 to 2009. Mr. Whelan has over 15 years of entrepreneurial experience in mining, technology and renewable energy industries. Mr. Whelan received a B.A. in Marketing from Bloomsburg University and M.S. in Instructional Technology from Bloomsburg University.

James D. Young

James D. Young was named Executive Vice President, General Counsel and Secretary in June 2017.  Prior to joining us, Mr. Young was a partner of the law firm Fox Rothschild LLP, where he worked for thirteen years and served as our outside general counsel.  Mr. Young received a J.D. from Rutgers University School of Law and his B.A. in History and Political Science from the University of Toronto.  Mr. Young is the brother of Charles Young, our Chief Executive Officer and member of our board of directors, and William John Young, our Executive Vice President of Sales and Logistics.

William John Young

William John Young was named Executive Vice President of Sales and Logistics in October 2016. Mr. Young served as Vice President of Sales and Logistics from May 2014 to September 2016 and Director of Sales from November 2011 to April 2014. Prior to joining us, Mr. Young was a Director of Sales for Comcast Corporation from 2002 to 2011. Mr. Young brings over 20 years of experience in the mining, commercial telecommunications and broadband industries. Mr. Young received a BSc in Biology from Dalhousie University. Mr. Young is the brother of Charles E. Young, our Chief Executive Officer and member of our board of directors, and James D. Young, our Executive Vice President, General Counsel and Secretary.

Susan Neumann

Susan Neumann was named Vice President of Accounting, Controller and Secretary in October 2016. Previously, Ms. Neumann was named Controller and Secretary in April 2013 and July 2014, respectively. Prior to joining us in April 2013, Ms. Neumann was an assurance senior manager at BDO USA, LLP (“BDO”). At BDO, she served in various roles in the assurance group from September 2000 to March 2013. Ms. Neumann received an MBA with a Global Perspective from Arcadia University and a B.A. in Accounting from Beaver College (currently Arcadia University).

Available Information

Our website address is www.smartsand.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

Oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced a high level of volatility leading to sustained declines from the highs in the latter half of 2014 that continued through early 2016. Beginning in September 2014 and continuing through early 2016, increasing global supply of oil, including a decision by the Organization of the Petroleum Exporting Countries (“OPEC”) to sustain its production levels in spite of the decline in oil prices, in conjunction with weakened demand from slowing economic growth in the Eurozone and China, created downward pressure on crude oil prices resulting in reduced demand for our products and pressure to reduce our product prices. In November and December 2016, OPEC and non-OPEC producers reached a curtailment agreement to curb output for the first six months of 2017, which led to less oil price volatility and increased drilling and well completion activity beginning late in 2016 and continuing into 2017. In November 2017, the curtailment agreement was upheld which has led to continued drilling activity into early 2018.  However, should the curtailment agreement not be maintained or other sources of production continue to rise at levels not supported by current demand, these factors could lead to lower oil prices and reduced drilling and well completion activity which could adversely impact our operations. Furthermore, the availability of key resources that impact drilling activity has significantly fluctuated recently, which could impact product demand.

A prolonged reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production and well completion activity and would result in a corresponding decline in the demand for the proppants we produce. Such a decline would have a material adverse effect on our business, results of operation and financial condition. The commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development, including the repeal of the percentage depletion allowance for oil and natural gas properties, may be eliminated as a result of proposed legislation. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, implementing 100% direct expensing of certain non-residential property, partially limiting the deductibility of business interest expense, limiting the deduction for certain net operating losses to 80% of current year taxable income, providing for an indefinite carryforward of certain net operating losses and modifying or repealing many business deductions and credits. We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the Tax Reform Act could adversely affect our business and financial condition. The impact of this tax reform legislation on holders of our common stock is also uncertain and could be adverse.

We previously had difficulty maintaining compliance with the covenants and ratios required under our former revolving credit facility. We may have similar difficulties with our current revolving credit facility. Failure to maintain compliance with these financial covenants or ratios could adversely affect our business, financial condition, results of operations and cash flows.

We have historically relied on our former revolving credit facility, which was paid in full and terminated using the proceeds of our initial public offering (“IPO”) in November 2016, and expect to rely on our current revolving credit facility to provide liquidity and support for our growth objectives, as necessary. Our revolving credit facility requires us to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. At December 31, 2017 we were in compliance with the covenants contained in our existing revolving credit facility.

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

As of January 1, 2018, we were contracted to sell raw frac sand produced from our Oakdale facility under six long-term take-or-pay contracts with a weighted average remaining life of approximately 2.4 years. Because we have a small number of customers contracted under long-term take-or-pay contracts, these contracts subject us to counterparty risk. The ability or willingness of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of raw frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of raw frac sand for which they have contracted or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, a number of our existing contracts were adjusted in 2015 and early 2016 resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. While we added two new contracts in 2017, customers increased their purchases of volumes on a spot basis and we expect this trend to continue until customers are more comfortable in the sustainability of current oil and natural gas drilling activity. If any of our major customers substantially reduces or altogether ceases purchasing our raw frac sand and we are not able to generate replacement sales of raw frac sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues cash flows and financial condition if we are not able to replace these contracts with new sales volumes. For example, we had one contract of 1.1 million tons per year that expired in November 2016, and this contract was not renewed beyond its contractual term. Additionally, even if we were to replace any lost contract volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our business, results of operations and financial condition.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the production could have a material adverse effect on our business, results of operations and financial condition. A decline in natural gas and crude oil prices could negatively impact the financial condition of our customers and sustained lower prices could impact their ability to meet their financial obligations to us. Further, our contract counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent one or more of our contract counterparties is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material nonpayment or nonperformance by our contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could adversely affect our business and results of operations.

Our proppant sales are subject to fluctuations in market pricing.

A majority of our supply agreements involving the sale of raw frac sand have market-based pricing mechanisms. Accordingly, in periods with decreasing prices, our results of operations may be lower than if our agreements had fixed prices. During these periods our customers may also elect to reduce their purchases from us and seek to find alternative, cheaper sources of supply. In periods with increasing prices, these agreements permit us to increase prices; however, these increases are generally calculated on a quarterly basis and do not increase on a dollar-for-dollar basis with increases in spot market pricing. Furthermore, certain volume-based supply agreements may influence the ability to fully capture current market pricing. These pricing provisions may result in significant variability in our results of operations and cash flows from period to period.

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

Some of our competitors have greater financial and other resources than we do. In addition, our larger competitors may develop technology superior to ours or may have production facilities that offer lower-cost transportation to certain customer locations than we do. When the demand for hydraulic fracturing services decreases or the supply of proppant available in the market increases, prices in the raw frac sand market can materially decrease. Furthermore, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired and in the future may acquire their own raw frac sand reserves to fulfill their proppant requirements, and these other market participants may expand their existing raw frac sand production capacity, all of which would negatively impact demand for our raw frac sand. In addition, increased competition in the proppant industry could have an adverse impact on our ability to enter into long-term contracts or to enter into contracts on favorable terms. For example, new supplies of regional raw frac sand from our competitors are scheduled to come online in 2018, primarily in the Permian Basin of West Texas.  Depending on the overall market for raw frac sand, these supplies could have a negative impact our ability to market our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines or could lead to pressure to reduce prices to compete effectively with these new regional suppliers.

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

All of our sales are currently derived from our Oakdale facility located in Oakdale, Wisconsin, which is served primarily by a Class I rail line owned by Canadian Pacific. Any adverse development at this facility or on the rail line due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at our Oakdale facility, could result in us being unable to meet our contracted sand deliveries. Although we have access to a second Class I rail line owned by Union Pacific at our Byron facility, we could not facilitate all shipments of product from the Byron facility. We maintain insurance coverage to cover a portion of these types of risks; however, there are potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.

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

Transportation and logistical operating expenses comprise a significant portion of the costs incurred by our customers to deliver raw frac sand to the wellhead, which could favor suppliers located in close proximity to the customer. As oil and natural gas prices fluctuate, our customers may shift their focus to different resource plays, some of which may be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems, or seek contracts with additional delivery and pricing alternatives including contracts that sell product on an “as-delivered” basis at the target shale basin. Serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs and any delays we experience in optimizing our logistics infrastructure or developing additional origination and destination points may adversely affect our ability to renew existing contracts with customers seeking additional delivery and pricing alternatives. Disruptions in transportation services, including shortages of railcars, lack of developed infrastructure, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could affect our ability to timely and cost effectively deliver to our customers and could temporarily impair the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our raw frac sand. Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, transloading fees, terminal switch fees and demurrage costs, could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Accordingly, because we are so dependent on rail infrastructure, if there are disruptions of the rail transportation services utilized by us or our customers, and we or our customers are unable to find alternative transportation providers to transport our products, our business and results of operations could be adversely affected. Further, declining volumes could result in railcar over-capacity, which would lead to railcar storage fees while, at the same time, we would continue to incur lease costs for those railcars in storage. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our business, results of operations and financial condition.

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

If significant new reserves of raw frac sand are discovered and developed, and those raw frac sands have similar characteristics to the raw frac sand we produce, we may be unable to renew or replace our existing contracts on favorable terms, or at all. Specifically, if high-quality raw frac sand becomes more readily available, our customers may not be willing to enter into long-term take-or-pay contracts, may demand lower prices or both, which could have a material adverse effect on our business, results of operations and financial condition. For example, new supplies of regional raw frac sand from our competitors are scheduled to come online in 2018, primarily in the Permian Basin of West Texas. Depending on the overall market for raw frac sand, these supplies could have a negative impact our ability to market our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines or could lead to pressure to reduce prices to compete effectively with these new regional suppliers.

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

Although we do not directly engage in hydraulic fracturing activities, our customers purchase our raw frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

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

Additionally, if our operational costs increase during the terms of our long-term take-or-pay contracts, we will not be able to pass some of those increased costs to our customers. If we are unable to otherwise mitigate those increased operational costs, our net income could decline.

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

We are not fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our business, results of operations and financial condition.

Energy costs, primarily natural gas and electricity, represented approximately 5.8% of our total cost of goods sold for the year ended December 31, 2017. Natural gas is currently the primary fuel source used for drying in our raw frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of propane or natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.

We may be the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, or third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.

The reliability and capacity of our information technology systems is critical to our operations. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, and results of operations.

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

We are subject to a variety of federal, state, and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials, and natural resources. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal CERCLA, may impose strict, retroactive, and joint and several liabilities for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store, or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs, and civil or criminal liability associated with releases of such materials into the environment, damages to property, natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including adoption of new, or changes in any existing environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

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

We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply with any new or amended laws and regulations that are adopted, and any new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.

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

In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the federal CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions, also known as the Paris Agreement.  The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement.  However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or enter into a separate agreement.  In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.  To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers. Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and our customers’ exploration and production operations.

Risks Related to Ownership of Our Common Stock

Our stock price could be volatile, and you may not be able to resell shares of your common stock at or above the price you paid.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating and financial performance;
•	quarterly variations in the rate of growth of our financial indicators, such as revenues, EBITDA, Adjusted EBITDA, production costs, net income, and net income per share;
•	the public reaction to our press releases, our other public announcements, and our filings with the SEC;
•	strategic actions by our competitors;
•	our failure to meet revenue or earnings estimates by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	the failure of research analysts to cover our common stock;
•	sales of our common stock by us, selling shareholders, or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations, or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices, sand-based proppants, or industrial and recreational sand based products;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this "Risk Factors" section.

We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act beginning December 31, 2017. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls upon becoming a large accelerated filer, as defined in the SEC rules, or otherwise ceasing to qualify as an emerging growth company under the JOBS Act. We are evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

As of December 31, 2017, Clearlake beneficially owns approximately 26.4% of our outstanding common stock and our Chief Executive Officer beneficially owns approximately 15.2% of our outstanding common stock. Consequently, Clearlake and our Chief Executive Officer (each of whom we sometimes refer to as a “Principal Stockholder”) will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as either Principal Stockholder maintains certain beneficial ownership levels of our common stock, each Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017.  This concentration of ownership and the rights of our Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

As of December 31, 2017, there were 21,869,074 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.

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

We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2017, we have outstanding 40,927,384 shares of common stock. Clearlake beneficially owns 10,821,091 shares of our common stock, or approximately 26.4% of our total outstanding shares and our Chief Executive Officer beneficially owns 6,207,050 shares of our common stock, or approximately 15.2% of our total outstanding shares. All of the shares beneficially owned by Clearlake and our Chief Executive Officer are restricted from immediate resale under the federal securities laws and are subject to the lock-up agreements with the underwriters, but may be sold into the market in the future.

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

We are an “emerging growth company”, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 or issue more than $1.0 billion of non-convertible debt over a rolling three-year period.

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

Item 1B. – Unresolved Staff Comments

None

Item 2. – Properties

Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality raw frac sand. Unlike some of our competitors, our mine, processing plants and primary rail loading facilities are in one location, which limits the need for us to truck sand on public roads between the mine and the production facility or between wet and dry processing facilities. Our on-site transportation assets include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific, which enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ raw frac sand transportation needs. We ship a substantial portion of our sand volumes (approximately 76% in 2017) in unit train shipments through railcars that either we lease or our customers own or lease and deliver to our facility. We believe that we are one of the few raw frac sand producers with a facility custom-designed for the specific purpose of delivering raw frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains. Our ability to handle multiple railcar sets allows for the efficient transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility.

We believe our customized on-site logistical configuration yields lower overall operating and transportation costs compared to manifest train or single-unit train facilities as a result of our higher railcar utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. Unit train operations such as ours can double or triple the average number of loads that a railcar carries per year, thus reducing the number of railcars needed to support our operations and limiting our exposure to unutilized railcars and the corresponding storage and lease expense. We believe that our Oakdale facility’s connection to the Canadian Pacific rail network, combined with our unit train logistics capabilities, provides us with enhanced flexibility to serve customers located in shale plays throughout North America. In addition, we have invested in a transloading facility on the Union Pacific rail network in Byron Township, Wisconsin, approximately 3.5 miles from our Oakdale facility. This facility is operational and provides us with the ability to ship unit trains directly on the Union Pacific network to locations in the major operating basins in the Western and Southwestern United States, which should facilitate more competitive pricing among our rail carriers. With the addition of this transload facility, we believe we are the only raw frac sand mine in Wisconsin with dual served railroad shipment capabilities on the Canadian Pacific and Union Pacific, which should provide us more competitive logistics options to the market relative to other Wisconsin-based sand mining and production facilities.

In addition to the Oakdale facility, our Hixton site consists of approximately 959 acres in Jackson County, Wisconsin. The Hixton site is fully permitted to initiate operations and is available for future development. As of December 31, 2017, our Hixton site had approximately 100 million tons of proven recoverable sand reserves. This location is located on a Class I rail line, the Canadian National.

The following tables provide key characteristics of our Oakdale facility and Hixton site:

Our Oakdale Facility (as of December 31, 2017)

Facility Characteristic	Description
Site geography	Situated on 1,196 contiguous acres, with on-site processing and rail loading facilities.
Proven recoverable reserves	321 million tons.
Deposits	Sand reserves of up to 200 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 19% of 20/40 and coarser substrate, 41% of 40/70 mesh substrate and approximately 40% of 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Generally shallow overburden allowing for surface excavation.
Annual nameplate processing capacity	3.3 million tons currently being expanded to 5.5 million tons with anticipated completion of this expansion in the second quarter 2018.
Logistics capabilities

Dual served rail line logistics capabilities. On-site transportation infrastructure capable of simultaneously accommodating multiple unit trains and connected to the Canadian Pacific rail network. Additional unit train capable transload facility located approximately 3.5 miles from the Oakdale facility in Byron Township that provides access to the Union Pacific rail network.

Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.
Expansion Capabilities	We believe that with further development and permitting the Oakdale facility could ultimately be expanded to allow production of up to 9 million tons of raw frac sand per year.

Our Hixton Site (as of December 31, 2017)

Facility Characteristic	Description
Site geography	Situated on 959 contiguous acres, with access to a Canadian National Class I rail line.
Proven recoverable reserves	100 million tons.
Deposits	Sand reserves with an average thickness of 120 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 72% of 70 mesh and coarser substrate and approximately 28% of 100 mesh substrate.
Logistics capabilities	Planned on-site transportation infrastructure capable of simultaneously accommodating multiple unit trains and connected to the Canadian Pacific National rail network.
Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.

We have entered into two long-term surface mining leases for properties located in the Permian Basin in Texas that are available for future development.  The first site consists of 1772 acres in Winkler County, Texas.  This location is adjacent to the Texas & New Mexico Railway (TXN) short line with direct access to State Highway 18.  The second site consists of 2,447 acres in Crane County, Texas.  This location has direct access to Interstate Highway 20 and has been awarded a Certificate of Inclusion into the TCP for the dunes sagebrush lizard.  The TCP is designed to protect dunes sagebrush lizard habitat while facilitating continued and uninterrupted economic activity in the Permian Basin.  The Permian Basin sites have been acquired for a combined cost of less than $5,000,000 and have low associated royalty payments. We estimate that the sites collectively have several hundred million tons of frac sand reserves.

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

Our Oakdale Facility

We commenced operations at our Oakdale facility in July 2012. Prior to our commencement of operations, we performed surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The process was performed with the assistance of John T. Boyd. Before acquiring new acreage in the future, including material additional acreage adjacent to our Oakdale site, we will perform similar procedures.

Our Oakdale wet plant facilities are comprised of steel structures and rely primarily on industrial grade aggregate processing equipment. Our second wet plant facility was brought online in October 2017 and will be fully operational as of the second quarter of 2018. Each of our Oakdale dry plants contain one 200 ton per hour propane- or natural gas-fired fluid bed dryer. Our first and third dry plants have six high-capacity mineral separators, and our second dry plant has four high-capacity mineral separators. Each dryer is capable of producing approximately 1.1 million tons per year of dry Northern White raw frac sand in varying gradations, including 20/40, 30/50, 40/70 and 100 mesh. Our first three dry plants are enclosed in separate buildings. Our first wet plant is in process of being retrofitted to increase its wet sand production capacity and to extend the wet processing season prior to winter shutdown.

Our fourth and fifth dry plant facilities will be fully operational as of the second quarter 2018.  These facilities will have twelve high-capacity mineral separators and two 200 ton per hour propane-or natural gas-fired fluid bed dryers, bringing our total nameplate drying capacity in Oakdale, WI to approximately 5.5 million tons. As part of our expansion, our second wet plant and fourth and fifth dry plants and supporting infrastructure will be located inside a single insulated metal building designed to increase efficiencies and minimize weather-related effects during the winter months. As a result of this enclosure, we do not anticipate shutting down our second wet plant for the winter season.

For the year ended December 31, 2017, we sold approximately 2.4 million tons of raw frac sand. A substantial portion of our sales volumes have historically, and are currently, sold FCA our Oakdale facility. During 2017, we experienced an increase in FCA basin sales. Generally, logistics costs can comprise 60-80% of the delivered cost of Northern White raw frac sand, depending on the basin into which the product is delivered.

The surface excavation operations at our Oakdale site are conducted by our employees with leased or purchased heavy equipment. The mining technique at our Oakdale site is open-pit excavation of our silica deposits. The excavation process involves clearing and grubbing vegetation and trees overlying the proposed mining area. The initial shallow overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our Oakdale site. In certain situations where the sand-bearing geological formation is tightly cemented, we utilize blasting to make the sand easier to excavate.

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

Once processed and dried, sand from our Oakdale facility is stored in one of ten on-site silos with a combined storage capacity of 27,000 tons. In addition to the 27,000 tons of silo capacity, we own approximately nine miles of on-site rail track (in a triple-loop configuration) that is connected to the Canadian Pacific rail network and that is used to stage and store empty or recently loaded customer railcars. Our strategic location adjacent to a Canadian Pacific mainline provides our customers with the ability to transport Northern White raw frac sand from our Oakdale facility to all major unconventional oil and natural gas basins currently producing in the United States. For additional information regarding our transportation logistics and infrastructure, please read “—Transportation Logistics and Infrastructure.”

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

As of December 31, 2017, we have utilized approximately 221 acres for facilities and mining operations, or only 19% of Oakdale location.

Transportation Logistics and Infrastructure

Historically, all of our product has been shipped by rail from our Oakdale facility. Our rail infrastructure now consists of an approximately nine-mile on-site rail spur, in a triple-loop configuration, that connects our Oakdale facility to a Canadian Pacific mainline. The length of this rail spur and the capacity of the associated product storage silos allow us to accommodate a large number of railcars. This configuration also enables us to accommodate multiple unit trains simultaneously, which significantly increases our efficiency in meeting our customers’ raw frac sand transportation needs. Unit trains, typically 100 railcars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and efficient method of shipping than the standard method of rail shipment. While many of our competitors may be able to handle a single unit train, we believe that our Oakdale facility is one of the few raw frac sand facilities in the industry that is able to simultaneously accommodate multiple unit trains in its rail yard.

The ability to handle multiple railcar sets is particularly important in order to allow for the efficient transition of the locomotive from empty inbound trains to fully-loaded outbound trains at the originating mine. For example, in a “hook-and-haul” operation, inbound locomotive power arriving at the mine unhooks from an empty train and hooks up to a fully loaded unit car train waiting at the rail yard with a turnaround time of as little as two hours. We believe that this type of operation typically yields lower operating and transportation costs compared to manifest train traffic movements as a result of higher railcar utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. We believe that this is a key differentiator as currently railcars are in high demand in the industry and hook-and-haul operations can increase the average number of turns per year of a railcar from seven to nine turns per year for manifest train shipments to over 20 turns per year for unit train shipments, while also reducing demand variability for locomotive services. We believe that we are one of the few raw frac sand producers with a facility custom-designed for the specific purpose of delivering raw frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains, a capability that requires sufficient acreage, loading facilities and rail spurs.

In addition, we have expanded our transload facility on a rail line owned by the Union Pacific in Byron Township, Wisconsin, approximately 3.5 miles from the Oakdale facility to be fully unit train capable. This transload facility, which includes approximately 5 miles of rail spur in a double-loop configuration, allows us to ship sand directly to our customers on more than one rail carrier. This facility has been operational since June 2016 and we shipped our first unit train from this facility in December 2017. We believe this facility should provide increased delivery options for our customers, greater competition among our rail carriers and potentially lower freight costs. With the addition of this transload facility, we believe we are the only mine in Wisconsin with dual served railroad shipment capabilities on the Canadian Pacific and Union Pacific railroads, which should provide us more competitive logistics options to the market relative to other Wisconsin-based sand mining and production facilities.

The logistics capabilities of raw frac sand producers are important to customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store raw frac sand in large quantities near their job sites, they seek to arrange for product to be delivered where and as needed, which requires predictable and efficient loading and shipping of product. The integrated nature of our logistics operations, our approximate nine-mile on-site rail spur and our ability to ship using unit trains enable us to handle railcars for multiple customers simultaneously, which:

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

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock, traded publicly under the symbol, “SND,” have been publicly traded since November 4, 2016, when our common stock was listed and began trading on the NASDAQ Global Select Market (“NASDAQ”).  Prior to that date, there was no public market for our stock.

The following table sets forth, for the reporting period indicated, the high and low market prices per share of our common stock, as reported on the NASDAQ.

	Sales Price
	Low	High
Fiscal 2016
November 4, 2016 - December 31, 2016	$10.30	$16.97
Fiscal 2017
January 1, 2017 - March 31, 2017	$12.51	$21.99
April 1, 2017 - June 30, 2017	7.51	16.67
July 1, 2017 - September 30, 2017	4.81	9.20
October 1, 2017 - December 31, 2017	6.30	9.61

Holders of Record

On March 12, 2018, there were 40,946,060 shares of our common stock outstanding, which were held by approximately 29 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

Our ability to pay dividends is governed by (i) the provisions of Delaware corporate law, (ii) our Certificate of Incorporation and Bylaws, and (iii) our revolving credit facility.  We have not paid or declared any dividends on our common stock.  The future payment of cash dividends on our common stock, if any, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  To date, we have not paid any dividends on our common stock, and there is no assurance that we will pay any cash dividends on our common stock in the future.

Smart Sand, Inc. Comparative Stock Performance Graph

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

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$137,212	$59,231	$47,698	$68,170
Cost of goods sold	100,304	26,569	21,003	29,934
Gross profit	36,908	32,662	26,695	38,236
Operating expenses:
Salaries, benefits and payroll taxes	8,219	7,385	5,055	5,088
Depreciation and amortization	525	384	388	160
Selling, general and administrative	9,459	4,502	4,669	7,222
Total operating expenses	18,203	12,271	10,112	12,470
Operating income	18,705	20,391	16,583	25,766
Other income (expenses):
Preferred stock interest expense (1)	-	(5,565)	(5,078)	(5,601)
Other interest expense	(450)	(2,862)	(2,748)	(2,231)
Other income	462	8,860	362	370
Total other expenses, net (1)	12	433	(7,464)	(7,462)
Loss on extinguishment of debt	-	(1,051)	-	(1,230)
Income before income tax (benefit) expense (1)	18,717	19,773	9,119	17,074
Income tax (benefit) expense	(2,809)	9,394	4,129	9,518
Net income (1)	$21,526	$10,379	$4,990	$7,556
Net income per common share (1):
Basic	$0.54	$0.43	$0.23	$0.34
Diluted	$0.53	$0.42	$0.19	$0.29
Weighted-average number of common shares:
Basic	40,208	24,322	22,114	22,040
Diluted	40,304	24,579	26,400	26,243
Balance Sheet Data (at period end):
Property, plant and equipment, net	$172,202	$104,096	$108,928	$85,815
Total assets	246,802	173,452	132,564	109,629
Long-term debt obligations	-	860	64,583	60,842
Total stockholders' equity (deficit) (1)	190,022	142,442	3,729	(1,957)
Cash Flow Statement Data:
Net cash provided by operating activities	$15,628	$26,703	$30,703	$22,137
Net cash used in investing activities	(51,148)	(2,470)	(29,375)	(30,888)
Net cash provided by financing activities	23,213	19,405	1,766	7,434
Other Data:
Capital expenditures (3)	$69,378	$(546)	$28,102	$34,719
Cash dividends declared per common share	-	-	-	-
Adjusted EBITDA (2)	30,615	37,839	23,881	33,330
Production costs (2)	33,331	12,569	9,887	20,690

(1)

Amounts previously reported have been updated to reflect the impacts of the immaterial correction disclosed in Note 1 to the audited financial statements as of and for the years ended December 31, 2016, 2015, and 2014.

(2)

For our definitions of the non-GAAP financial measures of Adjusted EBITDA and Production costs and reconciliations of Adjusted EBITDA and Production costs to our most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

(3)	Negative capital expenditures for the year ended December 31, 2016 resulted from return of deposits paid for projects included in construction in progress.
(4)	2016 financial data above includes the impact of our IPO, including proceeds received and additional charges incurred.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, “Selected Financial Data,” Item 1, “Business,” and the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors.” All share amounts are presented in thousands.

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

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 321 million tons of nameplate proven recoverable sand reserves as of December 31, 2017. We began operations with 1.1 million tons of nameplate processing capacity in July 2012, expanded to 2.2 million tons capacity in August 2014, and increased to 3.3 million tons of nameplate capacity in September 2015. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver up to approximately 3.3 million tons of raw frac sand per year. Based on our assessment of increased demand for our products, we are increasing our nameplate processing capacity to approximately 5.5 million tons of raw frac sand per year. This expansion is expected to be completed during the second quarter of 2018.

Our Assets and Operations

Our sand reserves include a balanced concentration of coarse (20/40, 30/50 and 40/70 gradation) sands and fine (60/140 gradation, which we refer to in this annual report as “100 mesh”) sand. Our reserves contain deposits of approximately 19% of 20/40 and coarser substrate, 41% of 40/70 mesh substrate and approximately 40% of 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends. We believe that this mix of coarse and fine sand reserves, combined with contractual demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. In addition, our approximate 321 million tons of proven recoverable reserves implies a reserve life of approximately 97 years based on our current annual nameplate processing capacity of 3.3 million tons per year. This long reserve life enables us to better serve demand for different types of raw frac sand as compared to mines with shorter reserve lives.

Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality raw frac sand. Unlike some of our competitors, our primary processing and rail loading facilities are located in close proximity to the mine site, which limits the need for us to truck sand on public roads between the mine and the production facility or between wet and dry processing facilities. Our on-site transportation assets include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific. This enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ raw frac sand transportation needs. With the addition of our unit train capable transload facility approximately 3.5 miles from the Oakdale facility in Byron Township, Wisconsin, we also have the ability to ship sand to our customers on the Union Pacific network. We believe that we are the only sand facility in Wisconsin that has dual served rail capabilities, which should create competition among our rail carriers and allow us to provide more competitive logistics options for our customers. Most of our product is shipped via unit trains, which we believe should yield lower operating and transportation costs compared to manifest train or single-unit train facilities due to our higher railcar utilization, more efficient use of locomotive power and more predictable movement of products between mine and destination. We believe that the combination of efficient production and processing, our well-designed plant, our dual served rail access and our focus on shipping sand in unit trains offer a considerable economic advantage to our customers.

Overall Trends and Outlook

Industry Trends Impacting Our Business

Unless otherwise indicated, the information set forth under “—Industry Trends Impacting Our Business,” including all statistical data and related forecasts, is derived from The Freedonia Group’s Industry Study #3535, “Proppants Market in North America,” published in July 2017, Spears’ “Hydraulic Fracturing Market 2006 - 2018” published in the fourth quarter of 2017 and the supplement published in the first quarter of 2018, and Baker Hughes’ “North America Rotary Rig Count” published in February 2018. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors”.

Demand Trends

According to Spears, the U.S. proppant market, including raw frac sand, ceramic and resin-coated proppant, was approximately 103 million tons in 2017. Freedonia estimates that the total raw frac sand market in 2017 represented approximately 96.5% of the total proppant market by weight. According to Spears, market demand in 2017 increased by approximately 41% from the prior record set in 2014. Spears estimates that over the next three years proppant demand will grow by 12.5% per year, from 103 million tons per year in 2017 to 165 million tons per year in 2020, representing an increase of approximately 62 million tons in annual proppant demand over that time period.

Demand growth for raw frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop. While current horizontal rig counts have fallen significantly from their peak of approximately 1,370 in 2014 to approximately 800 at the end of 2017, rig count grew 254% from the recent low of approximately 315 rigs in May of 2016 to approximately 800 at the end of 2017. According to the Baker Hughes Rig Count, the percentage of active drilling rigs used to drill horizontal wells, which require greater volumes of proppant than vertical wells, has increased from 68.4% in 2014 to 83.9% in 2017. Moreover, the increase of pad drilling has led to a more efficient use of rigs, allowing more wells to be drilled per rig. As a result of these factors, well count, and hence proppant demand, has grown despite the fall in rig counts. Spears estimates that proppant demand will reach 142 million tons in 2018, which is nearly twice the 2014 levels of approximately 73 million tons, despite their projection assuming that approximately 4,600 fewer wells will be drilled in 2018 as compared to 2014. Spears also estimates that average proppant usage per well will be approximately 7,100 tons per well in 2018 and rise to approximately 7,700 tons per well by 2020.

Demand for proppant has sharply increased since 2016 in connection with the ongoing recovery in commodity prices and the corresponding increase in oil and natural gas drilling and production activity. We believe that the demand for proppant will continue to increase over the medium and long term as commodities stabilize from their lows in 2016, which will lead producers to continue to draw down their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, we believe that demand for proppant will be amplified by the following factors:

•	improved drilling rig productivity, resulting in more wells drilled per rig per year;
•	completion of exploration and production companies’ inventory of drilled but uncompleted wells;
•	increases in the percentage of rigs that are drilling horizontal wells;
•	increases in the length of the typical horizontal wellbore;
•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;
•	increases in the volume of proppant used per fracturing stage; and
•	renewed focus of exploration and production companies to maximize ultimate recovery in active reservoirs through downspacing.

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

Historically, oil and liquids-rich wells use a higher proportion of coarser proppant while dry gas wells typically use finer grades of sand. In the past, with the majority of U.S. exploration and production spending focused on oil and liquids-rich plays, demand for coarser grades of sand exceeded demand for finer grades; however, due to innovations in completion techniques, demand for finer grade sands has shown a considerable resurgence.

Supply Trends

In 2017, customer demand for high-quality raw frac sand outpaced supply. Several factors contributed to this supply shortage, including:

•	the rapid recovery of the unconventional oil and gas industry supported by higher commodity pricing;
•	the lack of development of new sand mines during the downturn in 2015 and 2016;
•	logistical challenges on delivering sand in the higher quantities required by the new higher proppant intensity wells;
•	the hurdles to securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities in the development of new mines;
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

Supplies of high-quality Northern White raw frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. The ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential raw frac sand facility. Further constraining the supply and throughput of Northern White raw frac sand is that not all of the large reserve mines have onsite excavation and processing capability. Additionally, much of the capital investment in Northern White raw frac sand mines was used to develop coarser deposits in western Wisconsin. With the shift to finer sands in the liquid and oil plays, many mines may not be economically viable as their ability to produce finer grades of sand may be limited.

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

How We Generate Revenue

We generate revenue by excavating and processing frac sand, which we sell to our customers under long-term price agreements or as spot sales at prevailing market rates. In some instances, revenues also include a charge for transportation services provided to customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product transported and the distance between the plant and our customers.

As of December 31, 2017, our facility had annual nameplate production capacity of 3.3 million tons of raw frac sand. When market conditions are favorable, we look to enter into long-term take-or-pay contracts with our customers that are intended to mitigate our exposure to the potential price volatility of the spot market for raw frac sand and to enhance the stability of our cash flows. As of March 1, 2018, we have approximately 91.7% of our current annual nameplate production capacity contracted under seven long-term take-or-pay contracts. Each contract defines, among other commitments, the minimum volume of product that the customer is required to purchase per contract year and the minimum tonnage per grade, the volume of product that we are required to provide, the price that we will charge and that our customers will pay for each ton of contracted product, and certain remedies in the event either we or the customer fails to meet minimum requirements.

Our current contracts include agreed price ranges indexed to the price of crude oil (based upon the average WTI as listed on www.eia.doe.gov).  Our contracts contain mechanisms for upward (and in some cases downward) adjustment including: (i) annual percentage price escalators, or (ii) market factor increases, including a natural gas surcharge/reduction and/or a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set in the contract for the preceding calendar quarter.

Our contracts generally provide that, if we are unable to deliver the contracted minimum volume of raw frac sand, the customer has the right to purchase replacement raw frac sand from alternative sources, provided that our inability to supply is not the result of an excusable delay. In the event that the price of replacement raw frac sand exceeds the contract price and our inability to supply the contracted minimum volume is not the result of an excusable delay, we are responsible for the price difference. At December 31, 2017, we had adequate levels of raw frac sand inventory on hand; therefore, the likelihood of any such penalties was considered remote.

Each of our contracts contains a minimum volume purchase requirement and, with the exception of one customer contract, provides for delivery of raw frac sand FCA at our Oakdale facility. The mesh size specifications in our contracts vary and include a mix of 20/40, 30/50, 40/70 and 100 mesh raw frac sand.  Certain of our contracts allow the customer to defer a portion of the annual minimum volume to future contract years, subject to a maximum deferral amount.

With respect to the take-or-pay contracts, if the customer is not allowed to make up deficiencies, we recognize revenues to the extent of the minimum contracted quantity, assuming payment is reasonably assured. If deficiencies can be made up, receipts in excess of actual sales are recognized as deferred revenues until production is actually taken or the right to make up deficiencies expires. For the years ended December 31, 2017, 2016 and 2015, we recognized $1.2 million, $20.9 million and 10.1 million in contractual minimum payments, respectively. As of December 31, 2017 and 2016, $0 million and $1.6 million of contractual minimum payments were recognized as deferred revenue, respectively.

Revenue is generally recognized FCA, payment made at the origination point at our facility, and title passes as the product is loaded into railcars hired by the customer or provided by us. Certain contracted and spot-rate customers have shipping terms of FCA, payment made at the destination, for which we recognize revenue when the sand is delivered.

Costs of Conducting Our Business

The principal direct costs involved in operating our business are excavation, labor and utility costs.

We incurred excavation costs of $2.1 million, $1.9 million and $1.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Labor costs associated with employees at our processing facility represent the most significant cost of converting raw frac sand to finished product. We incurred labor costs of $9.3 million, $5.2 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We incur utility costs in connection with the operation of our processing facility, primarily electricity and natural gas, which are both susceptible to market fluctuations. We incurred utility costs of $5.8 million, $2.5 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime, which historically has not resulted in significant costs to us.

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

Due to sustained freezing temperatures in our area of operation during winter months, we have historically halted the operation of our wet plant for approximately three to five months. As a result, we have excavated and washed sand in excess of current delivery requirements during the months when the wet plant was operational. This excess sand is placed in stockpiles that feed the dry plants and enable us to fill customer orders throughout the year without interruption. Our second wet plant facility, brought online in the fourth quarter of 2017, is in the process of being enclosed, allowing us to produce certain capacity during the winter months.

How We Evaluate Our Operations

Gross Profit and Production Costs

We market our raw frac sand production under long-term take-or-pay contracts that either have fixed prices for our production or market based prices for our production that fluctuate with the price of crude oil. Additionally, we sell sand on a spot basis at current prevailing spot market prices. When market conditions are favorable, we look to enter into long-term take-or-pay contracts with our customers that are intended to mitigate our exposure to the potential price volatility of the spot market for raw frac sand and to enhance the stability of our cash flows. As of March 1, 2018, we have approximately 91.7% of our current annual production capacity contracted under seven long-term take-or-pay contracts. Our revenues are generated from a combination of raw frac sand sales and minimum contractual payments we receive from our customers. Gross profit will primarily be affected by the price we are able to receive for the sale of our raw frac sand along with our minimum contractual payments made by our customers and our ability to control other direct and indirect costs associated with processing raw frac sand.

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

EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense; and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions, including our IPO; (iii) equity compensation; (iv) development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out and contingent consideration obligations; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•	our ability to incur and service debt and fund capital expenditures;
•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure; and
•	our debt covenant compliance, as Adjusted EBITDA is a key component of critical covenants to our existing eredit facility.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net Income	$21,526	$10,379	$4,990
Depreciation and depletion	7,300	6,445	5,289
Income tax (benefit) expense	(2,809)	9,394	4,129
Interest expense	700	8,436	7,826
Franchise taxes	339	21	35
EBITDA	$27,056	$34,675	$22,269
(Gain) loss on sale of fixed assets (1)	253	(59)	54
Integration and transition costs	16	-	-
Initial public offering related costs (2)	-	725	221
Equity compensation (3)	1,652	1,426	792
Development costs (4)	845	-	76
Cash charges related to restructuring and retention (5)	279	-	-
Non-cash charges (6)	514	21	469
Loss on extinguishment of debt (7)	-	1,051	-
Adjusted EBITDA	$30,615	$37,839	$23,881

(1)	Includes losses related to the sale and disposal of certain assets in property, plant and equipment.
(2)

For the year ended December 31, 2016, represents IPO-related bonuses. For the years ended December 31, 2016 and 2015, we incurred $725 and $221 of expenses related to previous IPO activities, respectively.

(3)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(4)	Represents costs related to current development project activities.
(5)	Represents costs associated with the retention and relocation of employees.
(6)

Represents accretion of asset retirement obligations and loss on derivatives.  For the years ended December 31, 2016 and 2015, we incurred a loss of $5 and $445 related to a propane derivative contract, respectively.

(7)	Reflects the loss on extinguishment of debt related to our November 2016 financing transactions.

Production Costs

We also use production costs, which we define as costs of goods sold, excluding depreciation, depletion, accretion of asset retirement obligations and freight charges to measure our financial performance. Freight charges consist of shipping costs and railcar rental and storage expenses. Shipping costs consist of railway transportation costs to deliver products to customers. A portion of these freight charges are passed through to our customers and are, therefore, included in revenue. Railcar rental and storage expenses are associated with our long-term railcar operating agreements with certain customers. We believe production costs is a meaningful measure to management and external users of our financial statements, such as investors and commercial banks because it provides a measure of operating performance that is unaffected by historical cost basis. Cost of goods sold is the GAAP measure most directly comparable to production costs. Production costs should not be considered an alternative to cost of goods sold presented in accordance with GAAP. Because production costs may be defined differently by other companies in our industry, our definition of production costs may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of production costs to cost of goods sold.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of goods sold	$100,304	$26,569	$21,003
Depreciation, depletion, and accretion of asset retirement obligations	(7,289)	(6,076)	(4,930)
Freight charges (1)	(59,684)	(7,924)	(6,186)
Production costs	$33,331	$12,569	$9,887
Production costs per ton	$13.61	$15.22	$13.17
Total tons sold	2,449	826	751

(1)

Certain costs in 2016 and 2015 were reclassified to freight charges to conform to the current financial statement presentation. These reclassifications have no effect on previous reported cost of goods sold.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•

Expansion of our Oakdale facility. In September 2015, we completed an expansion project to increase our nameplate processing capacity at our Oakdale facility from 2.2 million tons per year to approximately 3.3 million tons per year.

•

We incurred additional operating expenses as a publicly traded corporation. Commencing 2017, we incurred approximately $1.4 million annually in additional operating expenses as a publicly traded corporation that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

•

We fully redeemed the Series A Preferred Stock on November 9, 2016. On November 9, 2016, our Series A redeemable preferred stock (the “Series A Preferred Stock”) was fully redeemed at a total redemption value of $40.3 million using a portion of the proceeds from our IPO. Therefore, we no longer incur the interest expense associated with the Series A Preferred Stock. For the years ended December 31, 2017, 2016 and 2015, we incurred $0.0 million, $5.6 million and $5.1 million of interest expense, respectively.

•

Market Trends. Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity beginning in the third quarter and throughout 2017.

Results of Operations

The following table summarizes our revenue and expenses for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenues	$137,212	$59,231	$47,698
Cost of goods sold	100,304	26,569	21,003
Gross profit	36,908	32,662	26,695
Operating expenses:
Salaries, benefits and payroll taxes	8,219	7,385	5,055
Depreciation and amortization	525	384	388
Selling, general and administrative	9,459	4,502	4,669
Total operating expenses	18,203	12,271	10,112
Operating income	18,705	20,391	16,583
Other income (expenses):
Preferred stock interest expense	-	(5,565)	(5,078)
Other interest expense	(450)	(2,862)	(2,748)
Other income	462	8,860	362
Total other expenses, net	12	433	(7,464)
Loss on extinguishment of debt	-	(1,051)	-
Income before income tax (benefit) expense	18,717	19,773	9,119
Income tax (benefit) expense	(2,809)	9,394	4,129
Net income	$21,526	$10,379	$4,990

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Revenue

Revenue was $137.2 million for the year ended December 31, 2017, during which we sold approximately 2,449,000 tons of sand. Revenue for the year ended December 31, 2016 was $59.2 million, during which we sold approximately 826,000 tons of sand. The increase in revenue is primarily attributable to improved market conditions and higher sales volumes (including spot sales) in the current year, partially offset by lower average selling prices due to reservation revenue being spread over a larger amount of contractual volumes sold in 2017 compared to 2016.

The key factors contributing to the increase in revenues for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were as follows:

•

Sand sales revenue, which includes reservation revenue, increased to $80.2 million for the year ended December 31, 2017 compared to $31.6 million for the year ended December 31, 2016. Tons sold increased by 196% due to increased exploration and production activity in the oil and natural gas industry in 2017 compared to 2016.

•

Average selling price per ton, which includes reservation charges, decreased to $32.74 for the year ended December 31, 2017 from $38.28 for the year ended December 31, 2016 due to increased volumes, which led to reservation charges being allocated to a greater number of tons sold.

•

Reservation and contractual shortfall revenues were $30.0 million and $1.2 million, respectively, for the year ended December 31, 2017. Shortfall revenues for the year ended December 31, 2017 resulted from two customers that were unable to meet the take-or-pay requirements for their respective contract year. Reservation and contractual shortfall revenues were $15.0 and $20.9 million, respectively, for the year ended December 31, 2016. Shortfall revenues for the year ended December 31, 2016 resulted from three customers that were unable to meet the take-or-pay requirements for their respective contract year. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. With respect to shortfall revenues, our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•

Transportation revenue, which includes railcar rental, was $49.1 million higher for the year ended December 31, 2017 when compared to the year ended December 31, 2016, increasing from $6.7 million to $55.8 million due to higher freight pass-through charges billed to our customers. Railcar rental revenue was $7.7 million for the year ended December 31, 2017, increasing by approximately $2.0 million compared to the year ended December 31, 2016 due to an increase in the number of railcars rented to our customers under long-term contracts. We incur transportation costs and recurring railcar rental expenses under our long-term railcar operating agreements. Our transportation and railcar rental revenues currently represent the pass-through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $100.3 million and $26.6 million, or $40.96 and $32.30 per ton sold, for the years ended December 31, 2017 and 2016, respectively. Of this amount, production costs comprised $33.3 million and $12.6 million, or $13.61 and $15.22 per ton sold, and freight charges, which consist of shipping costs and railcar rental and storage expense, comprised $59.7 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. Cost of goods sold was approximately $73.7 million higher in 2017 compared to 2016 due to higher sales volumes which led to higher production costs and higher railcar rental expenses associated with this increased sales activity and additional depreciation expense. Freight expense also increased by approximately $50 million as a result of more in-basin sales and customer sales with pass-through freight. Depreciation, depletion and accretion included in cost of goods sold account for $7.3 million and $6.1 million, respectively, for the years ended December 31, 2017 and 2016. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures”.

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $36.9 million and $32.7 million for the years ended December 31, 2017 and 2016, respectively. The increase in gross profit was primarily due to increased sales volumes and higher reservation revenue as compared to the prior year, partially offset by higher cost of goods sold and lower shortfall revenue.

Operating Expenses

Operating expenses were $18.2 million and $12.3 million for the years ended December 31, 2017 and 2016, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $8.2 million and $7.4 million for the years ended December 31, 2017 and 2016, respectively. The approximately $0.8 million increase was due to additional employee headcount and stock compensation grants in 2017 as compared to 2016. Selling, general and administrative expenses increased by $5.0 million in 2017 compared to 2016 as a result of additional insurance, consulting and legal costs incurred as a publicly traded corporation as well as increased development activity.

Series A Preferred Stock and Other Interest Expense

We incurred $0.5 and $8.4 million of net interest expense during each of the years ended December 31, 2017 and 2016, respectively. Interest expense in 2017 was derived primarily from deferred finance fees and unused line fees for our existing revolving credit facility. Interest expense for 2016 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock and our former revolving credit facility accounted for $5.6 million and $2.7 million, respectively, for the year ended December 31, 2016. On November 9, 2016, the Series A Preferred Stock was fully redeemed and the former revolving credit facility was paid in full and terminated using a portion of the proceeds from our IPO.

Other Income

Other income was $0.5 million and $8.9 million for the years ended December 31, 2017 and 2016, respectively. In 2016, we recognized other income of approximately $1.9 million related to the settlement of our unsecured bankruptcy claim with a former customer and $6.6 million related to the sale of our unsecured bankruptcy claim with the same customer.

Income Tax (Benefit) Expense

Income tax benefit was $2.8 million for the year ended December 31, 2017 compared to an expense of $9.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, our statutory tax rate and effective tax rate were approximately 35.0% and (15.0%), respectively. For the year ended December 31, 2016, our statutory tax rate and effective tax rate were approximately 35.0% and 48.0%, respectively. The computation of the 2017 effective tax rate includes modifications for share-based compensation, domestic manufacturing deduction, and state income tax credit among others. The computation for 2017 included the impact of depletion method change for tax purposes on our prior year returns. The effective rate was also impacted by tax reform signed into law in 2017, as indicated below.  The computation for 2016 also included modifications for non-deductible interest expense on the Series A Preferred Stock. The primary drivers of the difference between the effective rates in 2017 and 2016 was the full redemption of the Series A Preferred Stock in November 2016, the method of calculating depletion for tax purposes and tax reform.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities and implementing 100% direct expensing of certain non-residential property.  U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

As a result of the Tax Reform Act, we recorded a tax benefit of approximately $8.5 million due to a re-measurement of deferred tax assets and liabilities.  There are additional provisions in the Tax Reform Act that could impact us that will continue to be monitored as additional guidance is released.  The tax benefit represents provisional amounts and our current best estimates.  Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense.  The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance.

Net Income and Adjusted EBITDA

Net income was $21.5 million for year ended December 31, 2017 compared to $10.4 million for the year ended December 31, 2016. Adjusted EBITDA was $30.6 million for the year ended December 31, 2017 compared to $37.8 million for the year ended December 31, 2016. The increase in net income was primarily due to higher volumes sold and higher reservation revenue, offset by lower shortfall revenue, increased salaries and employee headcount, and additional costs incurred as a result of being a publicly traded corporation. Additionally, net income was positively impacted by lower interest expense due to the full redemption of Series A Preferred Stock in November 2016, no debt outstanding on our existing credit facility and the income tax benefit recognized as a result of the Tax Reform Act. The decrease in Adjusted EBITDA primarily resulted from the decrease in shortfall revenue. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

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

The key factors contributing to the increase in revenues and increase in average revenue per ton for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•

Sand sales revenue decreased to $31.6 million for the year ended December 31, 2016 compared to $31.8 million for the year ended December 31, 2015. Tons sold increased by 10% as exploration and production activity in the oil and natural gas industry improved in the second half of 2016. The increase in volumes were offset by lower average selling price;

•

Average selling price per ton, which includes reservation charges, decreased to $38.28 for the year ended December 31, 2016 from $42.32 for the year ended December 31, 2015 due to increased volumes, which led to reservation charges being allocated to a greater number of tons sold; and

•

Contractual shortfall and reservation revenues were $20.9 million and $15.0 million, respectively, for the year ended December 31, 2016. Shortfall revenues for the year ended December 31, 2016 resulted from three customers that were unable to meet the take-or-pay requirements for their respective contract year. Contractual shortfall and reservation revenues were $10.1 and $1.0, respectively, for the year ended December 31, 2015. Shortfall revenues for the year ended December 31, 2015 resulted from two customers that were unable to meet the take-or-pay requirements for their respective contract year. Our customer contracts indicate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognized revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment was received or was reasonably assured. We expect to recognize shortfall revenue in future periods only to the extent that customers do not take contractual minimum volumes. Certain customers are required to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which are then credited against any applicable shortfall payments.

•

Transportation revenue was approximately $0.9 million more for the year ended December 31, 2016 compared to the year ended December 31, 2015 increasing from $5.8 to $6.7 million. Railcar rental revenue was $5.7 million for the year ended December 31, 2016, increasing by approximately $2.2 million compared to the year ended December 31, 2015 due to an increase in the number of railcars rented to our customers under long-term contracts. We incur transportation costs and recurring railcar rental expenses under our long-term railcar operating agreements. Our transportation and railcar rental revenues currently represent the pass-through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs

Cost of goods sold was $26.6 million and $21.0 million, or $32.30 and $27.97 per ton sold, for the years ended December 31, 2016 and 2015, respectively. Of this amount, production costs comprised $12.6 million and $10.1 million, or $15.22 and $13.47 per ton sold, and freight charges, which consist of shipping costs and railcar rental and storage expense, comprised $7.9 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively. Cost of goods sold was approximately $5.6 million lower in 2016 compared to 2015 due to higher sales volumes, which led to higher production costs and higher railcar rental expenses, and additional depreciation expense.  Depreciation, depletion and accretion included in cost of goods sold account for $6.1 million and $4.9 million, respectively, for the years ended December 31, 2016 and 2015. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Gross Profit

Gross profit equals revenues less cost of goods sold. Gross profit was $32.7 million and $26.7 million for the years ended December 31, 2016 and 2015, respectively.

Operating Expenses

Operating expenses were $12.3 million and $10.1 million for the years ended December 31, 2016 and 2015, respectively. Salaries, benefits and payroll taxes were $7.4 million and $5.1 million for the years ended December 31, 2016 and 2015, respectively, due to higher bonuses paid in 2016. Selling, general and administrative expenses decreased by $0.2 million in 2016 compared to 2015 due to higher costs incurred operating as a public company, offset by a decrease in development activity and professional costs incurred in 2015 related to our previous uncompleted initial public offering process.

Series A Preferred Stock and Other Interest Expense

We incurred $8.4 million and $7.8 of interest expense during the years ended December 31, 2016 and 2015, respectively. Interest expense in 2016 and 2015 was derived primarily from paid-in-kind interest on the Series A Preferred Stock as well as interest on our former revolving credit facility. Interest on the Series A Preferred Stock accounted for $5.6 million and $5.1 million of the expense for the years ended December 31, 2016 and 2015, respectively. Interest on our former revolving credit facility accounted for $2.7 million and $2.6 million, respectively, for the years ended December 31, 2016 and 2015. Additional items included in interest expense include the accretion of common stock issued and transaction costs incurred in conjunction with the September 2011 Securities Purchase Agreement, deferred financing fees, and interest incurred on capital leases. The paid-in-kind interest is added to the outstanding balance of the Preferred Stock. The Series A Preferred Stock was fully redeemed and our former revolving credit facility was fully repaid with proceeds of the IPO. No borrowings have been drawn against our existing revolving credit facility in 2016.

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

Income Tax Expense

Income tax expense was $9.4 million for the year ended December 31, 2016 compared to $4.1 million for the year ended December 31, 2015. For the year ended December 31, 2016, our statutory tax rate and effective tax rate were approximately 35.0% and 48.0%, respectively. For the year ended December 31, 2015, our statutory tax rate and effective tax rate were approximately 35.0% and 45.0%, respectively. The difference in these tax rates for both 2016 and 2015 was primarily due to state income tax, non-deductible interest expense on the Preferred Stock costs associated with our initial public offering process.

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

The following table presents the components of our working capital as of December 31, 2017 compared to December 31, 2016.

	Year Ended December 31,
	2017	2016
	(in thousands)
Total current assets	$72,737	$65,024
Total current liabilities	34,559	13,722
Working capital	$38,178	$51,302

Our working capital surplus was $38.2 million at December 31, 2017 compared to a working capital of $51.3 million at December 31, 2016. On February 7, 2017, we closed on an equity offering of 1,500 shares of our common stock, generating net proceeds of approximately $24.2 million. Our increased sales volumes in 2017 resulted in increased accounts receivable and unbilled receivables. As a result of the material ongoing capital expenditure projects, our cash and cash equivalents have decreased. Additionally, as a result of the capital expenditure projects and increased pass-through rail freight, accounts payables and accrued expenses have increased by $29.6 million.

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

On February 1, 2017, we consummated a follow-on offering and sale of 1,500 shares of common stock at a price of $17.50 per share, generating net proceeds to us of $24.3 million before underwriting discounts and expenses. We used the proceeds from this offering for capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, certain of our stockholders sold 4,450 shares of common stock at a price of $17.50 per share. We received no proceeds from the sale of common stock by such stockholders.

On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from certain of our stockholders.  On February 15, 2017, such stockholders consummated the sale of 893 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option at a price of $17.50 per share. We received no proceeds from the sale of common stock to the underwriters by such stockholders.

Going forward, we expect our primary source of liquidity to be funded through cash flow generated from operations and borrowings under our existing credit facility.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Years Ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$15,628	$26,703	$30,703
Net cash used in investing activities	$(51,148)	$(2,470)	$(29,375)
Net cash provided by financing activities	$23,213	$19,405	$1,766

Cash Provided by Operating Activities

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net cash provided by operating activities was $15.6 million and $26.7 million for the years ended December 31, 2017 and 2016, respectively. Operating cash flows include net income of $21.5 million and $10.4 million in net earnings generated from the sale of frac sand to our customers in the years ended December 31, 2017 and 2016, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

The increase in accounts receivable from $0.3 million in 2016 to $18.8 million in 2017 resulted from the increase in sales volumes and the increase of customers to which we charge freight. The increase in accounts payable and accrued expenses is due to pass-through rail freight and ongoing capital expenditure projects during 2017.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash provided by operating activities was $26.7 million and $30.7 million for the years ended December 31, 2016 and 2015, respectively. Operating cash flows include net income of $10.4 million and $5.0 million in net earnings generated from the sale of frac sand to our customers in the years ended December 31, 2016 and 2015, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.

Cash Used In Investing Activities

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net cash used in investing activities was $51.1 million for the year ended December 31, 2017 compared with $2.5 million for the year ended December 31, 2016. The $48.6 million increase was primarily the result of an increase in capital expenditures related primarily to the expansion of our processing facilities in Oakdale, Wisconsin.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash used in investing activities was $2.5 million for the year ended December 31, 2016 compared with $29.4 million for the year ended December 31, 2015. The $26.9 million decrease was primarily the result of a decrease in capital expenditures.

Cash Provided by Financing Activities

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net cash provided by financing activities was $23.2 million for the year ended December 31, 2017, which included net proceeds from equity issuance of $24.2 million, $0.6 million in payments on equipment financing obligations and notes payable, $0.2 million on deferred financing and amendment costs and $0.1 million in treasury stock purchases.

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

Existing Revolving Credit Facility

On December 8, 2016, we entered into a $45 million 3-year senior secured Revolving Credit Facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent. Substantially all of our assets are pledged as collateral under the Credit Agreement. The Facility expires on December 8, 2019 and contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the credit agreement).

Capital Requirements

As of December 31, 2017, we had commitments related to our Oakdale facility as well as future expansion projects of approximately $35.1 million. We expect to incur approximately $85 to $95 million during 2018 in expansion and replacement capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash from operations, cash from our previous equity offerings and availability under our $45 million revolver.

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

Off-Balance Sheet Arrangements

At December 31, 2017 and December 31, 2016, we had outstanding performance bonds of $8.6 million and $8.3 million, respectively.

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities are limited to non-winter months. As a consequence, we experience lower production operating costs in the first and fourth quarter of each calendar year. We may also sell raw frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration

For the year ended December 31, 2017, sales to Rice Energy, Liberty, Weatherford, and US Well Services accounted for 27.1%, 20.6%, 13.7%, and 10.2%, respectively, of total revenue. For the year ended December 31, 2016, sales to EOG Resources, Weatherford, US Well Services and C&J Energy Services accounted for 37.5%, 25.2%, 22.4% and 10.8%, respectively, of total revenue. For the year ended December 31, 2015, sales to EOG Resources, US Well Services, Weatherford and Archer Pressure Pumping accounted for 35.0%, 24.6%, 18.4% and 15.8%, respectively, of total revenue.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2017.

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Equipment lease obligations (1)	$588	$588	$-	$-	$-
Notes payable (2)	288	288	-	-	-
Oakdale construction obligations (3)	35,055	35,055	-	-	-
Asset retirement obligations (4)	8,982	-	5,400	-	3,582
Equipment and office operating leases (5)	37,062	13,801	16,643	6,261	357
Land lease obligations (6)	20,675	1,090	2,180	2,180	15,225
Revolving credit facility (7)	-	-	-	-	-
Total	$102,650	$50,822	$24,223	$8,441	$19,164

(1)

Through December 31, 2017, we entered into various lease arrangements to lease operational equipment. Interest rates on these lease arrangements ranged from 0% to 5% and maturities through 2018; such interest is included in these amounts.

(2)

We have financed certain equipment, automobile and land purchases by entering into various debt agreements. Interest rates on these notes ranged from 0% to 4.75% and maturities through 2018; such interest is included in these amounts.

(3)	As part of our Oakdale plant expansion, we were committed to capital expenditures of approximately $35.1 million as of December 31, 2017.
(4)	The asset retirement obligation represents the fair value of post closure reclamation and site restoration commitments for the Oakdale property and processing facility and Hixton property.
(5)	We have entered into long-term operating leases for certain operational equipment, rail equipment and office space.
(6)	We have entered into certain long-term land leases for potential development in Texas.
(7)

The former revolving credit facility had a maturity date of March 28, 2019. On November 9, 2016, we fully repaid and terminated the former revolving credit facility with a portion of the proceeds from our IPO in November 2016. The existing revolving credit facility has a maturity date of December 8, 2019.  As of December 31, 2017, no amounts were outstanding under the existing revolving credit facility.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2017-12 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842)” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, “Leases”. ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our revenue and net income on an ongoing basis.

With the adoption of the standard, the consolidated financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Sand Sales Revenue

The Company derives its revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The Company’s sales are generally free carrier (“FCA”), payment made at the origination point at the Company’s facility, title passes as the product is loaded into railcars hired by the customer or provided by us, and revenue is recognized when title transfers at the Company’s facility. Certain spot-rate customers have shipping terms of FCA; the Company recognizes this revenue when the sand is received at the destination.

Prices under these agreements are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; or (ii) market factor increases (or in some cases decreases), including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set in the contract for the preceding calendar quarter.

Reservation Charges

The Company requires certain customers to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments.

Shortfall Payments

The Company’s shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or probable.

Railcar Rental

Railcar rentals consists of revenue derived from the leasing of the Company’s railcars to customers under long-term contracts or on an as-used basis. Based on the customer contract, the Company either recognizes revenue on the leasing of railcars based on when the terms of the agreement state that the railcar is available to the customer for use, or based on a specified price per ton shipped. The Company recognizes revenue from leasing in accordance with ASC 840, as leasing revenue does not meet the criteria of ASC 606.

Transportation Revenue

Transportation revenue consists of primarily pass-through railway transportation and revenue to deliver products to customers. The Company’s transportation revenue fluctuates based on many factors, including the volume of product it transports and the distance between its plant and customers.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on the railcars to fill customer orders for free carrier origination point sales or when sand is received at the destination for free carrier destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, resulting in unbilled receivables. In addition, the Company sometimes receives shortfall and reservation payments from its customers and recognizes the revenue once the rights of use are expired. Changes in the contract asset and liability balances during the year ended December 31, 2017 were not materially impacted by any other factors.

Deferred Revenues

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

Revenue recognized for the year ended December 31, 2017 that was included in the contract liability balance at the beginning of the year was $1.6 million.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Generally, the Company’s contracts include a single performance obligation that is separately identifiable, and therefore, distinct. Under ASC 606, the allocation of transaction price is not necessary if only one performance obligation is identified. We expect to recognize approximately 42% of this remaining performance obligation as revenue throughout the remainder of 2018, and the remaining 58% by 2021.

Revenue from sand sales are recognized at a point in time, either upon shipment or upon delivery, and accounted for 37% of our revenue for the year ended December 31, 2017.  Revenue from reservation charges and shortfall revenues are recognized at a point in time, when the right of use expires, and accounted for 22% and 1% of our revenue for the year ended December 31, 2017. Revenue from railcar rental and transportation is recognized at a point in time, upon shipment, and accounted for 5% and 35% of our revenue for the year ended December 31, 2017.

Significant Judgments

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligation. The Company satisfies its performance obligation and subsequently recognizes revenue, at a point in time, upon shipment of the products as the customer obtains control over the goods once the sand is loaded into the railcars or sand is delivered to the customer’s destination. In the case of frac sand being delivered to customers, the transaction price is variable in nature and is directly tied to the Average Cushing Oklahoma WTI Spot Prices per barrel. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligation under ASC 606.

Costs to Obtain or Fulfill Contract

The Company’s incremental cost to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. Under take-or-pay contracts, the Company provides sales team members with commissions at set per ton prices. These commissions are paid on a monthly basis, when and if the sand is taken by the customer. Because sales associates receive commissions when orders are fulfilled, the Company did not record any assets for commissions at December 31, 2017. The Company also incurs legal costs relating to the drafting and negotiating of a contract with select customers. Because these costs do not directly relate to the future ability to perform the contract, there were no legal costs capitalized as of December 31, 2017. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending December 31, 2017.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer. This generally means that sales are FCA, payment made at the origination point at our facility, and title passes as the product is loaded into railcars hired by the customer or provided by us. Certain spot-rate customers have shipping terms of FCA, payment made at the destination; and we recognize this revenue when the sand is received at the destination.

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

We sell a limited amount of product under short-term price agreements or at prevailing market rates. The majority of our revenues are realized through long-term take-or-pay contracts. The expiration dates of these contracts range from 2019 through 2020. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each ton of contracted product. Prices under these agreements are generally indexed to WTI and subject to upward or downward adjustment, based upon: (i) annual percentage price increases; or (ii) market factor increases, including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above the benchmark set in the contract for the preceding calendar quarter. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, we recognize revenues to the extent of the minimum contracted quantity, assuming payment is reasonably assured. Such revenue is generally recognized either quarterly or at the end of a customer contract year rather than ratably over the respective contract year. If deficiencies can be made up, receipts in excess of actual sales are recognized as deferred revenues until production is actually taken or the right to make up deficiencies expires.

Asset Retirement Obligation

We estimate the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements and recognize reclamation obligations when extraction occurs and record them as liabilities at estimated fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life or the estimated number of years of extraction. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Changes in estimates at inactive mines or mining areas are reflected in earnings in the period an estimate is revised. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively.

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

Our estimates of prices, recoverable proven reserves and operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our long-lived assets. Although we have made our best estimate of these factors based on current conditions, it is reasonably possible that changes could occur, which could adversely affect our estimate of the net cash flows expected to be generated from our operating property. No impairment charges were recorded during the years ended December 31, 2017, 2016 and 2015.

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

Prior to our initial public offering, we used a combination of the guideline company approach and a discounted cash flow analysis to determine the fair value of our stock. The key assumptions in this estimate included our projections of future cash flows, company-specific cost of capital used as a discount rate, lack of marketability discount, and qualitative factors to compare us to comparable guideline companies. During 2016, factors that contributed to changes in the underlying value of our stock included the continued market challenges and corresponding decline in oil and natural gas drilling activity, changes to future cash flows projected from the expansion of capacity, product mix, including mix of finer grade versus coarser grade sand, and other factors. As our operations are highly dependent on sales to the oil and gas industry, the market conditions for this industry had a high degree of impact on the company’s value.

Once our shares became publicly traded, we began using the actual market price of our shares as the grant date fair value for restricted stock awards, and we no longer estimate the value of the shares underlying these stock-based awards.

The following is a summary of the restricted stock awards granted and the related grant date fair value in the years ended December 31, 2017, 2016 and 2015

	Number of Shares Granted (in thousands)	Grant Date Fair Value
For the year ended December 31, 2017	352	14.77
For the year ended December 31, 2016	161	3.85
For the year ended December 31, 2015	44	8.06

During March 2016, we issued approximately 161 shares of restricted stock under our 2012 Equity Incentive Plan. These restricted stock awards consist of 50% service-based vesting over 4 years and 50% performance-based vesting upon the achievement of certain performance conditions.  The performance-based shares vested in December 2016 in connection with our common stock being actively traded on a national securities exchange at an aggregate market value in excess of $300 million over 20 consecutive trading days.

In connection with our initial public offering, we adopted a 2016 Omnibus Incentive Plan. Through December 31, 2017, we have issued approximately 352 shares under our 2016 Omnibus Incentive Plan.

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

Interest Rate Risk

As of December 31, 2017, we had $0 outstanding under our existing revolving credit facility, which bears interest at our option at either:

•	ABR (as defined in the revolving credit facility), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio; or
•	LIBOR plus an applicable margin of 3.00% - 4.00%, depending on the leverage ratio.

On November 9, 2016, our former revolving credit facility was paid in full and terminated using a portion of the proceeds from the IPO, and was replaced with a facility with similar interest rate risk.

On December 8, 2016, we entered into the $45 million Facility with Jefferies Finance LLC as administrative and collateral agent. The Facility expires on December 8, 2019 and contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio. As of December 31, 2017, there were no amounts outstanding under the Facility.

Credit Risk

Substantially all of our revenue for the year ended December 31, 2017 was generated through long-term take-or-pay contracts with six customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the recent downturn in activity in the oil and natural gas industry. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

Item 8. – Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Smart Sand, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

March 15, 2018

SMART SAND, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$34,740	$46,563
Restricted cash	487	971
Accounts receivable	23,377	5,339
Unbilled receivables	1,192	404
Inventories	9,092	10,344
Prepaid expenses and other current assets	3,849	1,403
Total current assets	72,737	65,024
Inventories, long-term	-	3,155
Property, plant and equipment, net	172,202	104,096
Deferred financing costs, net	892	1,154
Other assets	971	23
Total assets	$246,802	$173,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,123	$1,663
Accrued and other expenses	7,576	2,430
Deferred revenue	-	1,615
Income taxes payable	-	7,058
Current portion of equipment financing obligations	572	674
Current portion of notes payable	288	282
	34,559	13,722
Equipment financing obligations, net of current portion	-	572
Notes payable, net of current portion	-	288
Deferred tax liabilities, long-term, net	13,239	15,044
Asset retirement obligation	8,982	1,384
Total liabilities	56,780	31,010
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,474,085 issued and 40,393,033 outstanding at December 31, 2017; 38,884,068 issued and 38,816,474 outstanding at December 31, 2016	40	39
Treasury stock, at cost, 81,052 shares and 67,594 shares at December 31, 2017 and 2016, respectively	(666)	(539)
Additional paid-in capital	159,059	132,879
Retained earnings	31,589	10,063
Total stockholders’ equity	190,022	142,442
Total liabilities and stockholders’ equity	$246,802	$173,452

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenues	$137,212	$59,231	$47,698
Cost of goods sold	100,304	26,569	21,003
Gross profit	36,908	32,662	26,695
Operating expenses:
Salaries, benefits and payroll taxes	8,219	7,385	5,055
Depreciation and amortization	525	384	388
Selling, general and administrative	9,459	4,502	4,669
Total operating expenses	18,203	12,271	10,112
Operating income	18,705	20,391	16,583
Other income (expenses):
Preferred stock interest expense	-	(5,565)	(5,078)
Other interest expense, net	(450)	(2,862)	(2,748)
Other income	462	8,860	362
Total other income (expenses), net	12	433	(7,464)
Loss on extinguishment of debt	-	(1,051)	-
Income before income tax (benefit) expense	18,717	19,773	9,119
Income tax (benefit) expense	(2,809)	9,394	4,129
Net income	$21,526	$10,379	$4,990
Net income per common share:
Basic	$0.54	$0.43	$0.23
Diluted	$0.53	$0.42	$0.19
Weighted-average number of common shares:
Basic	40,208	24,322	22,114
Diluted	40,304	24,579	26,400

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional	Retained Earnings	Total Stockholders’
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity (Deficit)
	(in thousands, except share amounts)
Balance at December 31, 2014	22,039,380	$22	220	$(2)	$3,329	$(5,306)	$(1,957)
Vesting of restricted stock	99,880	-	-	-	-	-	-
Stock-based compensation, inclusive of $24 tax benefit	-	-	-	-	817	-	817
Restricted stock buy back	(24,640)	-	24,640	(121)	-	-	(121)
Net income	-	-	-	-	-	4,990	4,990
Balance at December 31, 2015	22,114,620	$22	24,860	$(123)	$4,146	$(316)	$3,729
Vesting of restricted stock	167,090	-	-	-	-	-	-
Proceeds from equity issuance, net	12,577,500	13	-	-	127,289	-	127,302
Exercise of warrants	3,999,998	4	-	-	18	-	22
Stock-based compensation, inclusive of $24 tax expense	-	-	-	-	1,426	-	1,426
Restricted stock buy back	(42,734)	-	42,734	(416)	-	-	(416)
Net income	-	-	-	-	-	10,379	10,379
Balance at December 31, 2016	38,816,474	$39	67,594	$(539)	$132,879	$10,063	$142,442
Vesting of restricted stock	90,017	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,973	-	1,973
Employee stock purchase plan compensation	-	-	-	-	39	-	39
Proceeds from equity issuance, net of transaction costs	1,500,000	1	-	-	24,168	-	24,169
Restricted stock buy back	(13,458)	-	13,458	(127)	-	-	(127)
Net income	-	-	-	-	-	21,526	21,526
Balance at December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$190,022

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities:
Net income	$21,526	$10,379	$4,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of asset retirement obligation	7,926	6,481	5,318
(Gain) loss on disposal of assets	253	(59)	54
Loss on derivatives	-	5	455
Loss on extinguishment of debt	-	1,051	-
Revenue reserve	-	-	(92)
Amortization of deferred financing cost	455	159	251
Accretion of debt discount	-	263	519
Deferred income taxes	(1,805)	539	3,700
Stock-based compensation, net	2,012	1,426	792
Non-cash interest expense on revolving credit facility	-	-	706
Non-cash interest expense on Series A preferred stock	-	5,565	5,078
Changes in assets and liabilities:
Accounts Receivable	(18,038)	(3,319)	2,629
Unbilled Receivables	(788)	3,617	-
Inventories	4,407	(1,357)	(2,462)
Prepaid expenses and other assets	(3,394)	133	2,423
Deferred revenue	(1,615)	(5,518)	7,133
Accounts payable	9,356	761	(137)
Accrued and other expenses	2,391	(481)	(654)
Income taxes payable	(7,058)	7,058	-
Net cash provided by operating activities	15,628	26,703	30,703
Investing activities:
Purchases of property, plant and equipment	(51,162)	(2,519)	(29,375)
Proceeds from disposal of assets	14	49	-
Net cash used in investing activities	(51,148)	(2,470)	(29,375)
Financing activities:
Repayment of line of credit	-	(1,368)	(456)
Repayments of notes payable	(282)	-	-
Payments under equipment financing obligations	(353)	(409)	(390)
Payment of deferred financing and amendment costs	(193)	(1,178)	(415)
Proceeds from revolving credit facility	-	1,100	12,800
Repayment of revolving credit facility	-	(65,316)	(9,647)
Proceeds from equity issuance	26,251	138,371	-
Payment of equity transaction costs	(2,083)	(11,047)	-
Repayment of Series A preferred stock	-	(40,328)	-
Cash dividend on Series A preferred stock	-	(4)	(5)
Purchase of treasury stock	(127)	(416)	(121)
Net cash provided by financing activities	23,213	19,405	1,766
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,307)	43,638	3,094
Cash and cash equivalents and restricted cash at beginning of year	47,534	3,896	802
Cash and cash equivalents and restricted cash at end of year	$35,227	$47,534	$3,896
Supplemental disclosure of cash flow information
Cash paid for interest	$251	$3,369	$2,270
Cash paid for taxes	$7,664	$933	$(1,093)
Non-cash investing activities:
Asset retirement obligation	$7,084	$(188)	$(614)
Non-cash financing activities:
Equipment purchased with debt	$-	$-	$1,982
Leasehold improvements funded by landlord	$787	$-	$-
Capitalized non-cash interest into property, plant and equipment	$-	$139	$1,808
Capitalized expenditures in accounts payable and accrued expenses	$17,477	$48	$3,113

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Organization and Nature of Business

Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas, and was incorporated in July 2011. The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company completed construction of the first phase of its primary facility in Oakdale, Wisconsin and commenced operations in July 2012, subsequently expanded its operations in 2014 and 2015 and is currently expanding its operations from 3.3 million tons of annual nameplate processing capacity to 5.5 million tons of annual nameplate processing capacity. This expansion is anticipated to be completed in the second quarter of 2018.

Immaterial Correction

The Company discovered that an immaterial correction should be made relating to the amortization of deferred transaction costs associated with the issuance of shares of the Company’s outstanding Redeemable Series A preferred stock (the “Series A Preferred Stock”). The Company had been amortizing the deferred costs into interest expense from the date of issuance to the mandatory redemption date of the Series A Preferred Stock, which was September 13, 2016. In March 2014, the Company redeemed certain Series A Preferred Stock prior to the mandatory redemption date and wrote off a portion of the transaction costs as part of the early redemption. The Company never adjusted the quarterly amortization amount for the portion previously written off. The Company concluded the amounts were immaterial to its 2016 and 2015 interim financial statements in accordance with the guidance in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 99 “Materiality” and SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”  The correction resulted in a decrease in interest expense and corresponding increase in net income by $492 for the year ended December 31, 2015.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to; the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation associated with property and equipment, impairment considerations of those assets; estimated cost of future asset retirement obligations; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer. The Company’s sales are generally free carrier (“FCA”), payment made at the origination point at the Company’s facility, and title passes as the product is loaded into railcars hired by the customer or provided by the Company. Certain spot-rate customers have shipping terms of FCA, payment made at the destination; the Company recognizes this revenue when the sand is received at the destination.

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

The Company sells a limited amount of its products under short term price agreements or at prevailing market rates. The majority of the Company’s revenues are realized through take-or-pay supply agreements with six customers. The expiration dates of these contracts range from 2019 through 2020. These agreements define, among other commitments, the volume of product that the Company’s customers must purchase, the volume of product that the Company must provide, and the price that the Company will charge and that its customers will pay for each ton of contracted product. Prices under these agreements are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; or (ii) market factor increases (or in some cases decreases), including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set in the contract for the preceding calendar quarter. As a result, the Company’s realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, its realized prices may grow more slowly than those of competitors, and during periods of price decline, its realized prices may outperform industry averages. With respect to the take-or-pay arrangements, if the customer is not allowed to make up deficiencies, the Company recognizes revenues of the minimum contracted quantity and minimum contract price, assuming payment has been received or is reasonably assured. If deficiencies can be made up, amounts billed and collected in excess of actual sales are recognized as deferred revenues until production is actually taken by the customer or the right to make up deficiencies expires. These agreements generally provide that, if the Company is unable to deliver the contracted minimum volumes, the customer has the right to purchase replacement product from alternative sources, provided that the inability to supply is not the result of an excusable delay, as defined in these agreements. In the event that the price of the replacement product exceeds the contract price and the inability to supply the contracted minimum volume is not the result of an excusable delay, the Company is responsible for the difference.

The Company also recognizes revenue on the rental of its leased railcar fleet to customers either under long-term contracts or on an as-used basis. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $7,702, $5,732 and $3,543 of railcar revenue, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $1,244, $20,902 and $10,095, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $30,000, $15,041 and $1,000, respectively, of monthly reservation charges required under certain customer contracts.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $48,066, $480 and $2,294, respectively, of revenue generated from transportation.

For the years ended December 31, 2017, 2016 and 2015, the Company determined that no amounts related to minimum commitments under customer contracts were due or payable to the Company.

Amounts invoiced or received from customers in advance of sand deliveries are recorded as deferred revenue.

Accounts and Unbilled Receivables

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivables are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of December 31, 2017 and 2016, the Company determined no allowance for doubtful accounts was necessary.   As of December 31, 2017 and 2016, no portion of unbilled revenue represents transactions included in deferred revenue.

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

The Company may receive an advance payment from a customer, based on the terms of the customer’s long-term contract, for a certain volume of product to be delivered. Revenue is recognized as product is delivered and the deferred revenue is reduced. The deferred revenue balance at December 31, 2017 and 2016 was $0 and $1,615, respectively, and classified as a current liability in the accompanying consolidated balance sheets.

Transportation

Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $50,313, $1,172 and $2,257 for the years ended December 31, 2017, 2016 and 2015, respectively.

Inventories

The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.

Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the years ended December 31, 2017 and 2016, respectively, the Company had no write-down of inventory as a result of any lower of cost or market assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs physical inventory measurements at least quarterly to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.

Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.

Deferred Financing Charges

Direct costs incurred in connection with the revolving credit facility have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Fees attributable to the lender and third parties of $1,372 and $1,178 are presented as components of deferred financing charges since there is no outstanding balance on the revolving credit facility as of December 31, 2017 and 2016, respectively.

Amortization expense of the deferred financing charges of $455, $159 and $251, and accretion expense of debt discount of $0, $263 and $519 are included in interest expense as of December 31, 2017, 2016 and 2015, respectively.

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

Asset Retirement Obligation

The Company estimates the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements and recognizes reclamation obligations when extraction occurs and records them as liabilities at estimated fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life or the estimated number of years of extraction. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Changes in estimates at inactive mines or mining areas are reflected in earnings in the period an estimate is revised. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) - 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

For restricted stock issued to employees and members of the board of directors of the Company (the “Board”) for their services on the Board, the Company estimates the grant date fair value of each share of restricted stock at issuance. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of the award on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, “Equity”.  Prior to the Company’s initial public offering, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. Once the Company’s shares became publicly traded on November 4, 2016, the Company began to use the actual market price of its shares as the grant date fair value for restricted stock awards.

Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” ("SAB 118"), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act.  This includes the re-measurement of deferred taxes.  The impact of the Tax Reform Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.  As a result of the Tax Reform Act, the Company recorded a tax benefit of approximately $8.5 million due to a re-measurement of deferred tax assets and liabilities.

The Company applies the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. The Company includes interest and penalties as a component of income tax expense in the consolidated statement of operations. For the periods presented, no interest and penalties were incurred.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2017 and 2016, there were no material probable environmental matters.

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

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Basic and Diluted Net Income Per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of Series A Preferred Stock, warrants to purchase common stock and restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of Series A Preferred Stock and warrants to purchase common stock, and restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares, restricted stock and warrants are excluded if their effect is anti-dilutive. During the fourth quarter of 2016, the Series A Preferred Stock was fully redeemed and the warrants to purchase common stock were fully exercised. Therefore, for the year ended December 31, 2017, these items have no impact on diluted weighted-average common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2017	2016	2015
Determination of Shares
Weighted average common shares outstanding	40,208	24,322	22,114
Assumed conversion of warrant	-	-	4,000
Assumed conversion of restricted stock	96	257	286
Diluted weighted average common stock outstanding	40,304	24,579	26,400

Reclassification

Certain 2015 financial statement items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previous reported net income.

Recent Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2017-12 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842)” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, “Leases”. ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our revenue and net income on an ongoing basis.

With the adoption of the standard, the consolidated financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Sand Sales Revenue

The Company derives its revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The Company’s sales are generally FCA, payment made at the origination point at the Company’s facility, title passes as the product is loaded into railcars hired by the customer or provided by the Company, and revenue is recognized when title transfers at the Company’s facility. Certain spot-rate customers have shipping terms of FCA; the Company recognizes this revenue when the sand is received at the destination.

Prices under these agreements are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; or (ii) market factor increases, including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set in the contract for the preceding calendar quarter.

Reservation Charges

The Company requires certain customers to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Shortfall Payments

The Company’s shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or probable.

Railcar Rental

Railcar rentals consists of revenue derived from the leasing of the Company’s railcars to customers under long-term contracts or on an as-used basis. Based on the customer contract, the Company either recognizes revenue on the leasing of railcars based on when the terms of the agreement state that the railcar is available to the customer for use, or based on a specified price per ton shipped. The Company recognizes revenue from leasing in accordance with ASC 840, as leasing revenue does not meet the criteria of ASC 606.

Transportation Revenue

Transportation revenue consists of primarily pass-through railway transportation and revenue to deliver products to customers. The Company’s transportation revenue fluctuates based on many factors, including the volume of product it transports and the distance between its plant and customers.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on the railcars to fill customer orders for free carrier origination point sales or when sand is received at the destination for free carrier destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. In addition, the Company sometimes receives shortfall and reservation payments from its customers and recognizes the revenue once the rights of use are expired. Changes in the contract asset and liability balances during the year ended December 31, 2017 were not materially impacted by any other factors.

Deferred Revenues

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

Revenue recognized for the year ended December 31, 2017 that was included in the contract liability balance at the beginning of the year was $1,615.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Generally, the Company’s contracts include a single performance obligation that is separately identifiable, and therefore, distinct. Under ASC 606, the allocation of transaction price is not necessary if only one performance obligation is identified. The Company expects to recognize approximately 42% of this remaining performance obligation as revenue throughout the remainder of 2018, and the remaining 58% by 2021.

Revenue from sand sales are recognized at a point in time, either upon shipment or upon delivery, and accounted for 37% of the Company’s revenue for the year ended December 31, 2017.  Revenue from reservation charges and shortfall revenues are recognized at a point in time, when the right of use expires, and accounted for 22% and 1% of revenue for the year ended December 31, 2017, respectively. Revenue from railcar rental and transportation is recognized at a point in time, upon shipment, and accounted for 5% and 35% of revenue for the year ended December 31, 2017, respectively.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Significant Judgments

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligation. The Company satisfies its performance obligation and subsequently recognizes revenue, at a point in time, upon shipment of the products as the customer obtains control over the goods once the sand is loaded into the railcars or sand is delivered to the customer’s destination. In the case of frac sand being delivered to customers, the transaction price is variable in nature and is directly tied to the Average Cushing Oklahoma WTI Spot Prices per barrel. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligation under ASC 606.

Costs to Obtain or Fulfill Contract

The Company’s incremental cost to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. Under take-or-pay contracts, the Company provides sales team members with commissions at set per ton prices. These commissions are paid on a monthly basis, when and if the sand is taken by the customer. Because sales associates receive commissions when orders are fulfilled, the Company did not record any assets for commissions at December 31, 2017. The Company also incurs legal costs relating to the drafting and negotiating of a contract with select customers. Because these costs do not directly relate to the future ability to perform the contract, there were no legal costs capitalized as of December 31, 2017. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending December 31, 2017.

4. Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250 thousand at each financial institution. The Company has not experienced any losses related to these balances. Cash at December 31, 2017 and 2016, was $34,740 and $46,563, respectively.

Restricted Cash

Restricted cash related to the Company represents cash held as collateral relating to an outstanding short-term bond assuring performance under a fuel agreement with a pipeline common carrier. As of December 31, 2017 and 2016, we had $487 and $971 respectively, of restricted cash.

5. Inventories

Inventories consisted of the following:

	December 31,
	2017	2016
Raw material	$298	$229
Work in progress	7,825	12,758
Finished goods	832	451
Spare parts	137	61
Total inventory	9,092	13,499
Less: current portion	9,092	10,344
Total long-term inventory, net of current portion	$-	$3,155

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprised of the following:

	December 31,
	2017	2016
Prepaid insurance	$551	$514
Prepaid expenses	1,112	861
Prepaid income taxes	1,382	-
Rail rebate receivables	776	-
Other receivables	28	28
Total prepaid expenses and other current assets	$3,849	$1,403

7. Property, Plant and Equipment, net

Net property, plant and equipment consists of:

	December 31,
	2017	2016
Machinery, equipment and tooling	$8,242	$4,841
Vehicles	1,546	953
Furniture and fixtures	720	305
Plant and building	81,561	64,390
Real estate properties	4,432	3,503
Railroad and sidings	10,254	7,927
Land and improvements	16,378	13,317
Asset retirement obligation	8,408	1,324
Mineral properties	9,878	9,785
Deferred mining costs	657	417
Construction in progress	56,493	16,715
	198,569	123,477
Less: accumulated depreciation and depletion	26,367	19,381
Total property, plant and equipment, net	$172,202	$104,096

Depreciation expense was $7,267, $6,441 and $5,276 for the years ended December 31, 2017, 2016 and 2015, respectively. Depletion expense was $33, $3 and $13 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company capitalized $139 and $1,808 of interest expense associated with the construction of new plant and equipment for the years ended December 31, 2016 and 2015, respectively. No amounts of interest expense were capitalized in the year ended December 31, 2017.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

8. Accrued and Other Expenses

Accrued and other expenses were comprised of the following:

	December 31,
	2017	2016
Employee related expenses	$667	$955
Accrued construction	2,197	19
Accrued legal expenses	90	22
Accrued professional fees	529	350
Accrued royalties	206	84
Accrued freight and delivery charges	2,197	383
Accrued real estate tax	-	516
Deferred rent	861	-
Other accrued liabilities	829	101
Total accrued liabilities	$7,576	$2,430

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

Former Revolving Credit Agreement

On March 28, 2014, the Company entered into a $72.5 million revolving credit and security agreement (the “Credit Agreement”) with PNC Bank National Association as administrative agent and collateral agent. The revolving credit facility under the Credit Agreement had a maturity date of March 28, 2019. On November 9, 2016, the former revolving credit facility was paid and terminated using a portion of the proceeds from the IPO.

For the years ended December 31, 2017 and 2016, $0 and $139, respectively, of interest expense were capitalized into property, plant and equipment in the consolidated balance sheets.

Existing Revolving Credit Facility

On December 8, 2016, the Company entered into a $45 million three-year senior secured revolving credit facility (the “Facility”) with Jefferies Finance LLC as administrative and collateral agent (the “New Credit Agreement”). Substantially all of the assets of the Company are pledged as collateral under the Facility. The Facility expires on December 8, 2019.

The Facility contains various reporting requirements, negative covenants, restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). As of December 31, 2017, no amounts were outstanding under the Facility and the Company was in compliance with all covenants.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

10. Equipment Lease Obligations

The Company entered into various arrangements to finance equipment. Accordingly, the equipment with a cost of $1,484 and $2,853 has been capitalized and included in the Company’s property, plant and equipment as of December 31, 2017 and 2016, respectively. Depreciation expense for assets under equipment leases was $255, $293 and $293 for the years ended December 31, 2017, 2016 and 2015, respectively. Accumulated depreciation for assets under equipment leases was $1,013 and $757 as of December 31, 2017 and 2016, respectively.

Future minimum lease payments for equipment lease obligations as of December 31, 2017 are as follows:

Year Ended December 31,	Amount
2018	$588
2019	-
Total minimum lease payments	588
Amount representing interest at 0% - 4.95%	(16)
Present value of payments	572
Less: current portion	(572)
Total equipment financing obligations, net of current portion	$-

11. Notes Payable

The Company financed certain land purchases by entering into various debt agreements. The interest rate on these notes is 4.00%, and the remaining balance of $288 is due within one year.

12. Asset Retirement Obligation

The Company had recorded a post-closure reclamation and site restoration obligation of $8,982 at December 31, 2017. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2015	$1,180
Additions and revisions of prior estimates	399
Reductions to liabilities due to revision of estimates	(211)
Accretion expenses	16
Balance at December 31, 2016	$1,384
Additions and revisions of prior estimates	7,084
Accretion expenses	514
Balance at December 31, 2017	$8,982

During the fourth quarter of 2017, the Company reduced the expected mining period for a certain phase of its operations. This change in estimate resulted in an approximate $4,511 increase to the liability.

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

Dividends accrued and accumulated on the Series A Preferred Stock, whether or not earned or declared, at the rate of 15% per annum and compound quarterly on April 1, July 1, October 1 and January 1. Dividends were paid in-kind with additional Series A Preferred Stock; fractional share portions of calculated dividends were paid in cash. In-kind dividends are accounted for as interest expense and were accrued as part of the long-term liability in the consolidated balance sheets. The Company issued $0, $4,776 and $4,865 Series A Preferred Stock for dividends in December 31, 2017, 2016 and 2015, respectively. The Company incurred $0, $5,624

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

and $5,652 of interest expense related to the Series A Preferred Stock for the years ended December 31, 2017, 2016 and 2015, respectively. Of this expense, $0, $59 and $574 was capitalized into property, plant and equipment in the consolidated balance sheet at December 31, 2017, 2016 and 2015, respectively.

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

On February 1, 2017, the Company completed the public offering and sale of 1,500 shares of common stock at a price of $17.50 per share, generating net proceeds to the Company of approximately $24.2 million after underwriting discounts and expenses. The Company used the proceeds from this offering for current capital projects and general corporate services. The offering closed on February 7, 2017. Additionally, the selling shareholders sold 4,450 shares of common stock at a price of $17.50 per share. The Company received no proceeds from the sale of common stock by the selling shareholders. The selling shareholders granted the underwriters an option for a period of 30 days to purchase up to an additional 893 shares of common stock. On February 10, 2017, the underwriters exercised in full their option to purchase additional shares of common stock from the selling shareholders. The Company received no proceeds from the sale of common stock to the underwriters by the selling shareholders.

15. Warrants

Contemporaneous with the financing transaction in 2011 described in Note 14, the Company issued certain management stockholders warrants to purchase 4,000 shares of common stock for a purchase price of $0.0045 per share. The warrants were exercisable upon the achievement of certain triggering events, as defined in the warrant agreements. On December 2, 2016, a triggering event, as defined in the warrant agreement, had been achieved and all warrants were fully exercised.

16. Stock-Based Compensation

Equity Incentive Plan

In May 2012, the Board approved the 2012 Equity Incentive Plan (“2012 Plan”), which provides for the issuance of Awards (as defined in the 2012 Plan) of up to a maximum of 440 shares of the Company’s common stock to employees, non-employee members of the Board, and consultants of the Company. During 2014, the 2012 Plan was amended to provide for the issuance of Awards up to 880 shares of the Company’s common stock. The awards could be issued in the form of incentive stock options, non-qualified stock options or restricted stock, and have expiration dates of 5 or 10 years after issuance, depending on whether the recipient held above 10% of the voting power of all classes of the Company’s shares as of the grant date. The exercise price was based on the fair market value of the share on the date of issuance; vesting periods were determined by the board upon issuance of the Award.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the board and consultants of the Company. Together, the 2012 Plan and the 2016 Plan are referenced to collectively as the “Plans”.

During 2017, 2016 and 2015, 352, 161 and 44 shares of restricted stock were issued under the Plans, respectively. The grant date fair value of all the restricted stock per share was $3.03 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For Awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized $1,973, $1,072 and $793 of compensation expense for the restricted stock during 2017, 2016 and 2015, respectively, in operating expenses on the consolidated income statements. At December 31, 2017 the Company had unrecognized compensation expense of $4,254 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2018	$1,901
2019	1,432
2020	727
2021	194
$4,254

The following table summarizes restricted stock activity under the Plans from January 1, 2016 through December 31, 2017:

	Number of Shares	Weighted Average
Unvested, January 1, 2016	290	$8.02
Granted	161	3.85
Vested	(167)	(6.79)
Forfeiture	(10)	(6.00)
Unvested, December 31, 2016	274	7.35
Granted	352	14.77
Vested	(90)	8.01
Forfeiture	(2)	8.91
Unvested, December 31, 2017	534	$11.27

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

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

17. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(965)	$8,337	$245
State and local	(39)	518	184
Total current (benefit) expense	(1,004)	8,855	429
Deferred
Federal	(2,221)	537	3,610
State and local	416	2	90
Total deferred income tax (benefit) expense	(1,805)	539	3,700
Total income tax (benefit) expense	$(2,809)	$9,394	$4,129

Income tax expense related to operations differs from the amounts computed by applying the statutory income tax rate of  35.0% to pretax income as follows:

	Year Ended December 31,
	2017	2016	2015
At statutory rate	$6,551	$6,931	$3,192
Non-deductible interest expense	-	1,948	1,777
State taxes, net of US federal benefit	377	339	211
Federal tax deductions	(73)	(679)	(19)
Change in applicable tax rate	(8,468)	-	-
Costs associated with possible restructuring	-	-	(940)
Provision to return permanent difference	(767)	933	(68)
Refund Claims	(201)	-	-
Fuel Tax Credit	(166)	-	-
Other	(62)	(78)	(24)
Total income tax (benefit) expense	$(2,809)	$9,394	$4,129

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Reserves and accruals	$176	$568
Total gross deferred tax assets	176	568
Deferred tax liabilities:
Prepaid expenses and other	(988)	(132)
Depreciation and amortization	(12,427)	(15,480)
Total gross deferred tax liabilities	(13,415)	(15,612)
Less: current net deferred tax assets	-	-
Noncurrent deferred tax liabilities, net	$(13,239)	$(15,044)

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At December 31, 2017 and 2016, based on the Company’s future income projections, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of December 31, 2017 and 2016, the Company determined no valuation allowance was necessary.

The Company has no state net operating losses as of December 31, 2017, 2016 and 2015, respectively.

The Company has evaluated its tax positions taken as of December 31, 2017 and 2016 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of December 31, 2017 or 2016. The Company is open to examination by taxing authorities since incorporation.

18. 401(k) Plan

The Company has a defined contribution plan that covers all employees over the age of 21 who have been employed for at least 90 days. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. In accordance with the provisions of the plan, the Company may make discretionary contribution to the account of each participant. During the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $336, $248 and $181, respectively.

19. Concentrations

As of December 31, 2017 and 2016, three customers accounted for 49% and 92% of the Company’s total accounts receivable, respectively.

During the years ended December 31, 2017, 2016 and 2015, 72%, 96% and 94% of our revenues were earned from four customers, respectively.

As of December 31, 2017 and 2016, two vendors accounted for 28% and one vendor accounted for 35% of the Company’s accounts payable, respectively.

For the years ended December 31, 2017, 2016 and 2015, two suppliers, two suppliers and four suppliers accounted for 59%, 32% and 33% of the Company’s cost of goods sold, respectively.

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

During 2017, 2016 and 2015, the Company reimbursed the Series A Investor $39, $42 and $27, respectively, for certain out-of-pocket and other expenses in connection with certain management and administrative support services provided.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

21. Commitments and Contingencies

Leases

The Company is obligated under certain operating leases and rental agreements for railroad cars, office space, and other equipment. Certain lease agreements contain escalation clauses and are accounted for on a straight-line basis over the lease term. Future minimum annual commitments under such operating leases at December 31, 2017 are as follows:

Twelve months ending December 31,
2018	$14,891
2019	11,254
2020	7,569
2021	5,827
2022	2,614
Thereafter	15,582

Expense related to operating leases and rental agreements was $10,239, $7,065 and $4,098 for the years ended December 31, 2017, 2016 and 2015, respectively. Lease expense related to railcars are included in cost of goods sold in the consolidated statement of operations.

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

Capital Requirements

As of December 31, 2017, the Company has commitments related to its Oakdale facility as well as future expansion projects of approximately $35,100.

Consulting Agreements

On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The agreement continues for two years after the closing of one or more of the identified real properties. The third party’s compensation consists of $10 per month through the end of the agreement, reimbursement of expenses, and $1 per each acre purchased as a closing fee. In 2017, 2016 and 2015, the Company paid the third party $19, $0 and $841, respectively, in consulting fees, expense reimbursements and closing costs.

These closing costs have been capitalized in property and equipment in the accompanying consolidated balance sheets as they relate to the acquisition of land.

In addition to the aforementioned fees, the consulting agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that were mined and sold from the properties acquired under the consulting agreement begins with the second year of operations of the plant and continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $530, $258 and $252, respectively, related to tonnage fees.

SMART SAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Bonds

The Company entered into performance bonds with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided these performance bonds to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of December 31, 2017 and 2016, $487 and $971, respectively, of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheet.

22. Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2017 and 2016. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	25,059	29,787	39,329	43,037
Cost of goods sold	19,662	21,407	26,297	32,938
Operating expenses	3,839	4,570	4,261	5,533
Net income	969	2,624	7,047	10,886
Earnings per share, basic	0.02	0.07	0.17	0.27
Earnings per share, diluted	0.02	0.06	0.17	0.27
Weighted average number of shares outstanding, basic	39,697	40,347	40,384	40,393
Weighted average number of shares outstanding, diluted	39,874	40,453	40,416	40,435

2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$10,359	$8,494	$10,927	$29,451
Cost of goods sold	5,337	6,532	5,931	8,769
Operating expenses	2,188	2,214	2,462	5,407
Net income (loss)	382	(2,348)	(96)	12,441
Earnings (loss) per share, basic	0.02	(0.11)	-	0.40
Earnings (loss) per share, diluted	0.01	(0.11)	-	0.40
Weighted average number of shares outstanding, basic	22,135	22,145	22,189	30,952
Weighted average number of shares outstanding, diluted	26,410	22,145	22,189	31,210

During the fourth quarter 2017, the Company recognized approximately $987 of year-end discretionary bonus expense included in cost of goods sold and operating expenses in the consolidated statement of operations, as such bonus was not approved by the board of directors until the fourth quarter.

23. Subsequent Events

The Company has evaluated events and transactions subsequent to the consolidated balance sheet date and through March 15, 2018, the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to December 31, 2017 through March 15, 2018 that would require recognition or disclosure in the consolidated financial statements.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. – Other Information

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2018 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2018 Proxy Statement and is incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2017” in the 2018 Proxy Statement and is incorporated herein by reference.

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

4.1

Registration Rights Agreement, dated November 9, 2016, by and among Smart Sand, Inc. and the Persons listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016).

4.2

Stockholders Agreement, dated November 9, 2016, by and among Smart Sand, Inc., Clearlake Capital Partners II (Master), L.P. and Keystone Cranberry, LLC (incorporated by reference to Exhibit 4.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016).

10.1#	Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.2#

Smart Sand, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.3#

Amendment No. 1 to Smart Sand, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.4#

Employment Agreement between Smart Sand, Inc. and Charles Young (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.5#

Amendment No. 1 to Employment Agreement Between Smart Sand, Inc. and Charles Young (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.6#

Form of Restricted Stock Award Agreement under Smart Sand, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.7#

Employment Agreement between Smart Sand, Inc. and Robert Kiszka (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.8#

Amendment No. 1 to Employment Agreement between Smart Sand, Inc. and Robert Kiszka (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.9#

Letter Agreement between Smart Sand, Inc. and Lee Beckelman, dated August 4, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016).

10.10†

Amended and Restated Master Product Purchase Agreement dated as of December 16, 2015 between QES Pressure Pumping, LLC (f/k/a Archer Pressure Pumping, LLC) and Smart Sand, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.11†

Amended and Restated Railcar Usage Agreement dated as of December 16, 2015 between QES Pressure Pumping, LLC (f/k/a Archer Pressure Pumping, LLC) and Smart Sand, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.12†

Master Product Purchase Agreement dated as of November 15, 2013 between EOG Resources, Inc. and Smart Sand, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2016)

10.13†

First Amendment to Master Product Purchase Agreement dated November 15, 2014 between EOG Resources, Inc. and Smart Sand, Inc. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.14†

Amended and Restated Master Product Purchase Agreement dated as of November 6, 2015 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.15†

First Amendment to Amended and Restated Master Product Purchase Agreement dated as of May 1, 2016 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.16†

Railcar Usage Agreement dated as of September 15, 2014 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.17†

First Amendment to Railcar Usage Agreement dated as of November 6, 2015 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.18†

Amended and Restated Master Product Purchase Agreement dated as of January 15, 2016 between Schlumberger Technology Corporation (as successor-in-interest to Weatherford U.S., L.P.) and Smart Sand, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.19†

First Amendment to Amended and Restated Master Product Purchase Agreement dated as of May 1, 2016 between Schlumberger Technology Corporation (as successor-in-interest to Weatherford U.S., L.P.) and Smart Sand, Inc. (incorporated by reference to Exhibit 10.16 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on September 19, 2016).

10.20†

Amended and Restated Railcar Usage Agreement dated as of January 15, 2016 between Schlumberger Technology Corporation (as successor-in-interest to Weatherford U.S., L.P.) and Smart Sand, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.21†

Second Amendment to Amended and Restated Master Product Purchase Agreement dated September 30, 2016 between Schlumberger Technology Corporation (as successor-in-interest to Weatherford U.S., L.P.) and Smart Sand, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.22#	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016).

10.23

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016).

10.24

Credit Agreement, dated as of December 8, 2016, among Smart Sand, Inc., as the Borrower, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2016).

10.25†

Master Product Purchase Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017).

10.26†

Railcar Usage Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017).

10.27#

Form of Time-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2017).

10.28#

Form of Performance-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2017).

10.29#

Form of Time and Performance-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2017).

10.30†

Master Product Purchase Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017).

10.31†

Railcar Usage Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017).

10.32†

First Amendment to Master Purchase Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.33†

First Amendment to Railcar Usage Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

10.34*†	Master Product Purchase Agreement, dated effective January 1, 2018, between WPX Energy Product LLC and Smart Sand, Inc.

21.1*	List of subsidiaries of Smart Sand, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
#	Compensatory plan, contract or arrangement.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
+

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand Inc.

March 15, 2018	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

March 15, 2018	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand Inc.

March 15, 2018	By:	/s/ Susan Neumann
Susan Neumann, Vice President of Accounting
(Principal Accounting Officer)

Smart Sand Inc.

March 15, 2018	By:	/s/ José E. Feliciano
José E. Feliciano, Director
(Co-Chairman of the Board)

Smart Sand Inc.

March 15, 2018	By:	/s/ Colin Leonard
Colin Leonard, Director

Smart Sand Inc.

March 15, 2018	By:	/s/ Timothy J. Pawlenty
Timothy J. Pawlenty, Director

Smart Sand Inc.

March 15, 2018	By:	/s/ Tracy Robinson
Tracy Robinson, Director

Smart Sand Inc.

March 15, 2018	By:	/s/ Sharon Spurlin
Sharon Spurlin, Director

Smart Sand Inc.

March 15, 2018	By:	/s/ Andrew Speaker
Andrew Speaker, Director
(Co-Chairman of the Board)