Form 10-Q
period 2018-03-31
Smart Sand, Inc.
filed 2018-05-10
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding, par value $0.001 per share, as of May 3, 2018: 41,379,232

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SMART SAND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,135	$34,740
Restricted cash	487	487
Accounts receivable	27,691	23,377
Unbilled receivables	206	1,192
Inventories	5,272	9,092
Prepaid expenses and other current assets	4,992	3,849
Total current assets	40,783	72,737
Property, plant and equipment, net	210,037	172,202
Deferred financing costs, net	400	892
Other assets	3,414	971
Total assets	$254,634	$246,802
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,243	$26,123
Accrued and other expenses	11,819	7,576
Deferred revenue	872	—
Current portion of equipment financing obligations	502	572
Current portion of notes payable	288	288
Total current liabilities	25,724	34,559
Revolving credit facility, net	15,624	—
Deferred tax liabilities, long-term, net	13,546	13,239
Asset retirement obligation	8,117	8,982
Total liabilities	63,011	56,780
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,580,437 issued and 40,490,563 outstanding at March 31, 2018; 40,474,085 issued and 40,393,033 outstanding at December 31, 2017	40	40
Treasury stock, at cost, 89,874 and 81,052 shares at March 31, 2018 and December 31, 2017, respectively	(720)	(666)
Additional paid-in capital	159,739	159,059
Retained earnings	32,564	31,589
Total stockholders’ equity	191,623	190,022
Total liabilities and stockholders’ equity	$254,634	$246,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenues	$42,628	$25,059
Cost of goods sold	35,413	19,662
Gross profit	7,215	5,397
Operating expenses:
Salaries, benefits and payroll taxes	2,573	1,697
Depreciation and amortization	188	108
Selling, general and administrative	3,101	2,034
Total operating expenses	5,862	3,839
Operating income	1,353	1,558
Other income (expenses):
Other interest expense, net	(180)	(111)
Other income	34	37
Total other expenses, net	(146)	(74)
Income before income tax expense	1,207	1,484
Income tax expense	232	515
Net income	$975	$969
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted-average number of common shares:
Basic	40,412	39,697
Diluted	40,441	39,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional		Total
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity
	(in thousands, except share amounts)
Balance at December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$190,022
Vesting of restricted stock	96,713	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	610	—	610
Employee stock purchase plan compensation	9,639	—	—	—	70	—	70
Restricted stock buy back	(8,822)	—	8,822	(54)	—	—	(54)
Net income	—	—	—	—	—	975	975
Balance at March 31, 2018	40,490,563	$40	89,874	$(720)	$159,739	$32,564	$191,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities:
Net income	$975	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	3,294	1,687
Asset retirement obligation settlement	(1,249)	—
(Gain) on disposal of assets	—	(37)
Amortization of deferred financing cost	60	106
Accretion of debt discount	56	—
Deferred income taxes	307	324
Stock-based compensation	610	176
Changes in assets and liabilities:
Accounts receivable	(4,314)	(4,101)
Unbilled receivables	986	(953)
Inventories	3,820	4,308
Prepaid expenses and other assets	(3,586)	(181)
Deferred revenue	872	(1,615)
Accounts payable	(7,587)	77
Accrued and other expenses	4,144	2,893
Income taxes payable	—	191
Net cash (used in) provided by operating activities	(1,612)	3,844
Investing activities:
Purchases of property, plant and equipment	(46,869)	(1,623)
Proceeds from disposal of assets	—	14
Net cash used in investing activities	(46,869)	(1,609)
Financing activities:
Repayments of notes payable	—	(4)
Payments under equipment financing obligations	(70)	(102)
Payment of deferred financing costs	—	(188)
Proceeds from revolving credit facility	16,000	—
Proceeds from equity issuance	—	26,251
Payment of equity transaction costs	—	(2,083)
Purchase of treasury stock	(54)	—
Net cash provided by financing activities	15,876	23,874
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,605)	26,109
Cash and cash equivalents and restricted cash at beginning of year	35,227	47,534
Cash and cash equivalents and restricted cash at end of period	$2,622	$73,643
Supplemental disclosure of cash flow information
Cash paid for interest	$95	$15
Cash paid for taxes	$207	$29
Non-cash investing activities:
Asset retirement obligation	$250	$—
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$11,488	$500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1. Organization and Nature of Business
Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas. The Company was incorporated in July 2011, and is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company completed construction of the first phase of its primary facility in Oakdale, Wisconsin and commenced operations in July 2012, subsequently expanded its operations in 2014 and 2015 and is currently expanding its operations again from 3.3 million tons of annual processing capacity to 5.5 million tons of annual processing capacity. This expansion is anticipated to be completed and operational in the second quarter of 2018.

2. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017.

3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to, the sand reserves and its impact on calculating the depletion expense under the units-of-production method, the depreciation associated with property and equipment, impairment considerations of those assets, estimated cost of future asset retirement obligations, stock-based compensation, recoverability of deferred tax assets, inventory reserve, and collectability of receivables and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.
Revenue Recognition
On January 1, 2018, the Company adopted new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) in relation to all contracts that were not completed or expired as of January 1, 2018, using the modified retrospective method. There was no adjustment made to the opening balance of retained earnings as a result of applying the new revenue standard. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information is not restated and will continue to be reported under the accounting standards in effect for those periods.
With the adoption of the standard, the consolidated financial statements are supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgments used in the application of the guidance and transaction price allocation to remaining performance obligations.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Sand Sales Revenue
The Company derives its revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The Company’s sales are generally free carrier ("FCA"), payment made at the origination point at the Company’s facility, with title passing as the product is loaded into railcars hired by the customer or provided by the Company and revenue being recognized when title transfers at the Company’s facility. For sand delivered in-Basin to certain contract and spot-rate customers, the Company recognizes the revenue when title passes at the destination.
Prices under our long-term agreements with customers are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor increases, including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set in the contract for the preceding calendar quarter.
Shortfall Payments
The Company’s shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or probable. For the three months ended March 31, 2018 and 2017, the Company recognized no revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.
Railcar Rental
Railcar rentals consists of revenue derived from the leasing of the Company’s railcars to customers under long-term contracts or on an as-used basis. Based on the customer contract, the Company either recognizes revenue on the leasing of railcars based on when the terms of the agreement state that the railcar is available to the customer for use, or based on a specified price per ton shipped. The Company recognizes revenue from leasing in accordance with ASC 840, as leasing revenue does not meet the criteria of ASC 606. For the three months ended March 31, 2018 and 2017, the Company recognized $1,819 and $1,683, respectively, of railcar revenue.
Transportation Revenue
Transportation revenue consists of primarily railway transportation and revenue to deliver products to customers. The Company’s transportation revenue fluctuates based on many factors, including the volume of product it transports and the distance between its plant and customers. Revenue generated from transportation was $11,893 and $6,604, respectively, for the three months ended March 31, 2018 and 2017.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on the railcars to fill customer orders for free carrier origination point sales or when sand is received at the destination for free carrier destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. In addition, the Company sometimes receives shortfall payments from its customers and recognizes the revenue once the rights of use are expired. Changes in the contract asset and liability balances during the three months ended March 31, 2018 were not materially impacted by any other factors.

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
Revenue recognized for the three months ended March 31, 2018 that was included in the contract liability balance at the beginning of the year was $0. The deferred revenue balance at March 31, 2018 and December 31, 2017 was $872 and $0, respectively, and classified as a current liability in the accompanying condensed consolidated balance sheets.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally, the Company’s contracts include a single performance obligation that is separately identifiable, and therefore, distinct. Under ASC 606, the allocation of transaction price is not necessary if only one performance obligation is identified. The Company expects to recognize approximately 42% of this remaining performance obligation as revenue throughout the remainder of 2018 and expects to recognize the remaining 58% as revenue by 2021.
Revenue from sand sales are recognized at a point in time, either upon shipment or upon delivery, and accounted for 68% and 67% of the Company’s revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue from railcar rental and transportation is recognized at a point in time, upon shipment, and accounted for 32% and 33% of revenue for the three months ended March 31, 2018 and 2017, respectively.
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
Costs to Obtain or Fulfill Contract
The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. Under take-or-pay contracts, the Company provides sales team members with commissions at set per ton prices. These commissions are paid on a monthly basis, when and if the sand is taken by the customer. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at March 31, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of March 31, 2018. As a result, the Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ended March 31, 2018.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Accounts Receivable and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days from the date of invoice, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms are past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of March 31, 2018 and December 31, 2017, the Company determined no allowance for doubtful accounts was necessary. As of March 31, 2018 and December 31, 2017, no portion of unbilled revenue represents transactions included in deferred revenue.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from transportation was $14,315 and $7,302 for the three months ended March 31, 2018 and 2017, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.
Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the three months ended March 31, 2018 and 2017, the Company had no write-down of inventory as a result of any lower of cost or net realizable value assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs monthly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.
Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.
Deferred Financing Charges

Direct costs incurred in connection with the Facility (as defined below) have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Fees attributable to the lender and third parties of $1,372 were presented as components of deferred financing charges since there was no outstanding balance on the Facility as of December 31, 2017. As of March 31, 2018, fees attributable to the lender of $668 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the consolidated balance sheets.
Amortization expense of the deferred financing charges of $60 and $106 is included in interest expense for the three months ended March 31, 2018 and 2017, respectively.
Accretion of debt discount costs of $56 and $0 is included in interest expense for the three months ended March 31, 2018 and 2017, respectively.

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

Years
Land improvements	10
Plant and buildings	5-15
Real estate properties	10-40
Railroad and sidings	30
Vehicles	3-5
Machinery, equipment and tooling	3-15
Furniture and fixtures	3-10
Deferred mining costs	3

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
Acquisitions
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) - 718, “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated income statements.
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
Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”, given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act. This includes the re-measurement of deferred taxes. The impact of the Tax Reform Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and future actions the Company may take as a result of the Tax Reform Act. As a result of the Tax Reform Act, the Company recorded a tax benefit of approximately $8.5 million due to a re-measurement of deferred tax assets and liabilities in the fourth quarter of 2017.
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
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. The Company includes interest and penalties as a component of income tax expense in the consolidated income statements. For the periods presented, no interest and penalties were recorded.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of March 31, 2018 and December 31, 2017, there were no probable environmental matters.
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

Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 252 and 10 for each of the three months ended March 31, 2018 and 2017, respectively.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Determination of Shares
Weighted average common shares outstanding	40,412	39,697
Assumed conversion of restricted stock	29	177
Diluted weighted average common stock outstanding	40,441	39,874

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operation or cash flows.
In February 2016, the FASB issued ASU 2016-2, “Leases" (ASC 842) (“ASU 2016-2”), which replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging - Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2018.

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
Restricted Cash
Restricted cash represents cash held as collateral relating to an outstanding short-term bond assuring performance under an agreement with a pipeline common carrier. As of April 13, 2018, the Company no longer has any restrictions on cash.

5. Inventories
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw material	$297	$298
Work in progress	3,742	7,825
Finished goods	1,001	832
Spare parts	232	137
Total inventory	5,272	9,092

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following:

	March 31, 2018	December 31, 2017
Prepaid insurance	$589	$551
Prepaid expenses	1,342	1,112
Prepaid income taxes	1,458	1,382
Rail rebate receivables	952	776
Other receivables	651	28
Total prepaid expenses and other current assets	$4,992	$3,849

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7. Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2018	December 31, 2017
Machinery, equipment and tooling	$10,529	$8,242
Vehicles	1,544	1,546
Furniture and fixtures	730	720
Plant and building	83,057	81,561
Real estate properties	4,432	4,432
Railroad and sidings	25,286	10,254
Land improvements	23,156	16,378
Asset retirement obligation	8,657	8,408
Mineral properties	9,879	9,878
Deferred mining costs	657	657
Construction in progress	71,639	56,493
	239,566	198,569
Less: accumulated depreciation and depletion	29,529	26,367
Total property, plant and equipment, net	$210,037	$172,202
Depreciation expense was $3,158 and $1,662 for the three months ended March 31, 2018 and 2017, respectively. Depletion expense was $2 and $5 for the three months ended March 31, 2018 and 2017, respectively.
The Company capitalized no interest expense associated with the construction of new plant and equipment for the three months ended March 31, 2018 and 2017.

8. Asset Acquisition
The acquisition of the assets of Van Hook Crude, LLC occurred on March 15, 2018. The Company acquired all of the rights, title, and interest in certain properties and assigned contracts (collectively, the “Assets”) for a total consideration of $15,549 in cash.
The acquisition cost has been allocated over the Assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations.

March 31, 2018
Machinery, equipment and tooling	$1,478
Plant and building	1,407
Railroad and sidings	9,926
Land improvements	2,738
Total assets acquired	$15,549

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

9. Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2018	December 31, 2017
Employee related expenses	$1,242	$667
Accrued construction related expenses	2,726	2,197
Accrued legal expenses	81	90
Accrued professional fees	289	529
Accrued royalties	622	206
Accrued freight and delivery charges	4,167	2,197
Accrued real estate tax	244	—
Accrued utilities	378	—
Deferred rent	824	861
Other accrued liabilities	1,246	829
Total accrued liabilities	$11,819	$7,576

10. Credit Facility
On December 8, 2016, the Company entered into a $45 million three-year senior secured revolving credit facility (the “Facility”) under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). Substantially all of the assets of the Company are pledged as collateral under the Facility. The Facility expires on December 8, 2019. On April 8, 2018, the Facility was amended to increase the Company's total borrowing capacity under the Facility to $60 million.
The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of March 31, 2018 and December 31, 2017, $16 million and $0 million, respectively, were outstanding under the Facility and the Company was in compliance with all covenants. As of March 31, 2018, the total undrawn availability was $29 million.
As of March 31, 2018, fees attributable to the lender of $668 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the balance sheet.

	March 31, 2018	December 31, 2017
Revolving credit facility	$16,000	$—
Less: debt discount	(376)	—
Revolving credit facility, net	$15,624	$—

11. Equipment Lease Obligations
The Company entered into various lease arrangements to lease equipment. The equipment with a cost of $1,484 has been capitalized and included in the Company’s property, plant and equipment as of both March 31, 2018 and December 31, 2017. Depreciation expense under lease assets was approximately $55 and $73 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the remaining minimum lease payment for equipment lease obligations is $502, which is due within one year.

12. Notes Payable
The Company financed certain land purchases by entering into various debt agreements. The interest rate on these notes is 4.00%, and the remaining balance of $288 is due within one year.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

13. Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $8,117 as of March 31, 2018. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2017	$8,982
Additions and revisions of prior estimates	250
Accretion expense	134
Settlement of liability	(1,249)
Balance at March 31, 2018	$8,117

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

During the three months ended March 31, 2018 and 2017, 20 and 266 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $3.03 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For Awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $590 and $176 of compensation expense for the restricted stock during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company had unrecognized compensation expense of $3,833 related to granted but unvested stock awards. That expense is to be recognized as follows:

2019	$1,768
2020	1,309
2021	678
2022	78
$3,833

The following table summarizes restricted stock activity under the Plans from December 31, 2017 through March 31, 2018:

	Number of Shares	Weighted Average
Unvested, December 31, 2017	534	$11.27
Granted	20	14.55
Vested	(97)	(14.48)
Forfeiture	—	—
Unvested, March 31, 2018	457	$11.29

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

15. Income Taxes
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
For the three months ended March 31, 2018 and 2017, the effective tax rate was approximately 19.2% and 34.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The Company’s effective tax rate for the three months ended March 31, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications from the statutory rate such as depletion deduction and tax credits among other items. The difference in the effective tax rate relative to the statutory rate was primarily due to the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate during the three months ended March 31, 2018 and a benefit related to the domestic production activities deduction (“DPAD”) and share-based compensation during the three months ended March 31, 2017.
The Company has evaluated its tax provisions taken as of March 31, 2018 and December 31, 2017 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017. The Company is open to examination by taxing authorities since incorporation.

16. Concentrations
As of March 31, 2018, four customers accounted for 79% of the Company’s total accounts receivable. As of December 31, 2017, three customers accounted for 49% of the Company’s total accounts receivable.
During the three months ended March 31, 2018, 67% of the Company’s revenues were earned from four customers. During the three months ended March 31, 2017, 81% of the Company’s revenues were earned from four customers.
As of March 31, 2018, three vendors accounted for 44% of the Company’s accounts payable.  As of December 31, 2017, two vendors accounted for 28% of the Company’s accounts payable.
During the three months ended March 31, 2018, one supplier accounted for 37% of the company’s cost of goods sold. During the three months ended March 31, 2017, one supplier accounted for 11% of the Company’s cost of goods sold.
Currently, the Company’s inventory and operations are primarily located in Wisconsin. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area. The Company currently primarily utilizes one third-party rail company to ship its products to customers from its plant. There is a risk of business loss if there are significant impacts to this third party’s operations.

17. Related Party Transactions
For the three months ended March 31, 2018 and 2017, the Company reimbursed Clearlake Capital Partners II (Master), L.P. $20 and $7, respectively, for certain out of pocket and other expenses in connection with certain management and administrative support services provided.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

18. Commitments and Contingencies
Leases
The Company is obligated under certain operating leases, minimum royalty payments for our leased properties in West Texas, and rental agreements for railcars, office space, and other equipment. Future minimum annual commitments under such operating leases at March 31, 2018 are as follows:

2019	$14,907
2020	10,813
2021	7,657
2022	6,329
2023	3,818
Thereafter	37,699
Expense related to operating leases and rental agreements was $2,705 and $1,975 for three months ended March 31, 2018 and 2017, respectively.
Lease expense related to rail cars are included in cost of goods sold in the condensed consolidated income statements.
Litigation
The Company is periodically involved in litigation and claims incidental to its operation. Management believes that any pending litigation will not have a material impact the Company’s financial position.
Required Capital
As of March 31, 2018, the Company has commitments related to its Oakdale facility as well as future expansion projects of approximately $18,900.
Consulting Agreements
On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The third party’s compensation, which continues indefinitely, consists of reimbursement of certain expenses and $1,000 per each acre purchased as a closing fee. For the three months ended March 31, 2018 and 2017, the Company incurred $60 and $3 of closing costs and expense reimbursements, respectively.
The closing costs have been capitalized in property and equipment in the accompanying consolidated balance sheets when they relate to the acquisition of land.
In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that have been mined and sold from the properties acquired under the consulting agreement continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the three months ended March 31, 2018 and 2017, the Company incurred $164 and $117 related to tonnage fees, respectively.

SMART SAND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Bonds
The Company entered into a performance bond with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided a performance bond to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of March 31, 2018 and December 31, 2017, $487 of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheets. As of April 13, 2018, the Company no longer has any restrictions on cash.

19. Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through the date the financial statements were available to be issued. On May 8, 2018, the Company entered into an asset purchase agreement to acquire Quickthree Solutions, a manufacturer of portable vertical frac sand storage solutions at the wellsite, in the amount of $42.75 million, consisting of $30 million payable at closing and up to $12.75 million in potential earnout payments as systems are built and made available for sale or lease over a three-year period. This acquisition is currently expected to close by the end of May 2018. Based on this evaluation, except as disclosed in Note 10 and Note 4 and above, the Company is not aware of any other events or transactions that occurred subsequent to March 31, 2018 that would require recognition or disclosures in the consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2017. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2017. We use EBITDA, Adjusted EBITDA and production costs herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and production costs, see “EBITDA and Adjusted EBITDA” and “Production Costs.” We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries. All share amounts are presented in thousands.
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

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 321 million tons of proven recoverable sand reserves as of December 31, 2017. We began operations with 1.1 million tons of annual nameplate processing capacity in July 2012, expanded to 2.2 million tons of annual processing capacity in August 2014, and increased to 3.3 million tons of annual nameplate processing capacity in September 2015. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver up to approximately 3.3 million tons of raw frac sand per year. Based on our assessment of increased demand for our products, we are increasing the wet and dry plant processing capacity at our Oakdale facility to approximately 5.5 million tons of raw frac sand per year. We are in the process of commissioning the new processing equipment and expect this expansion to be completed in the second quarter of 2018.

Recent Developments

On March 15, 2018, we acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation. We paid consideration of approximately $15.5 million to acquire certain assets at the Van Hook terminal, and have entered into a long-term lease agreement in connection with the transaction. As part of this transaction, we entered into a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and gas exploration and production basins of North America.  The Van Hook terminal became operational in April 2018. We believe this new terminal provides us with an opportunity to expand our customer base and offer more efficient delivery options to customers operating in the Williston Basin.

Market Trends
From late 2014 through early 2016, the demand for frac sand products declined due to the steep decrease in the market prices for crude oil and refined products. However, commodity prices began to stabilize in the middle of 2016, leading to an improvement in drilling and completions activity during the second half of 2016. Drilling and completions activity has continued to show improvement through the first quarter of 2018, and should oil and natural gas prices remain at or improve from current trading levels, we anticipate that drilling and completions activity will remain stable or improve throughout the remainder of 2018.

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
EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense; and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions, including our initial public offering; (iii) equity compensation; (iv) development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out and contingent consideration obligations; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	our ability to incur and service debt and fund capital expenditures;

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure; and

•	our debt covenant compliance, as Adjusted EBITDA is a key component of critical covenants to our existing credit facility (as defined below).
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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$975	$969
Depreciation and depletion	3,160	1,667
Income tax expense	232	515
Interest expense	219	173
Franchise taxes	220	228
EBITDA	$4,806	$3,552
(Gain) on sale of fixed assets (1)	—	(39)
Equity compensation (2)	490	176
Development costs (3)	328	—
Cash charges related to restructuring and retention (4)	94	—
Non-cash charges (5)	134	20
Adjusted EBITDA	$5,852	$3,709

(1)	Includes gains related to the sale and disposal of certain assets in property, plant and equipment.

(2)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

(3)	Represents costs incurred related to current development project activities.

(4)	Represents costs associated with the retention and relocation of employees.

(5)	Represents accretion of asset retirement obligations.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of goods sold	$35,413	$19,662
Depreciation, depletion, and accretion of asset retirement obligations	(3,106)	(1,579)
Freight charges	(17,158)	(9,228)
Production costs	$15,149	$8,855
Production costs per ton	$20.95	$15.84
Total tons sold	723	559

Results of Operations
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues	$42,628	$25,059
Cost of goods sold	35,413	19,662
Gross profit	7,215	5,397
Operating expenses:
Salaries, benefits and payroll taxes	2,573	1,697
Depreciation and amortization	188	108
Selling, general and administrative	3,101	2,034
Total operating expenses	5,862	3,839
Operating income	1,353	1,558
Other income (expenses):
Other interest expense, net	(180)	(111)
Other income	34	37
Total other expenses, net	(146)	(74)
Income before income tax expense	1,207	1,484
Income tax expense	232	515
Net income	$975	$969

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue
Revenue was $42.6 million for the three months ended March 31, 2018, during which time we sold approximately 723,000 tons of sand. Total revenue for the three months ended March 31, 2017 was $25.1 million, during which time we sold approximately 559,000 tons of sand. Revenue increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of higher sales volumes, including spot sales, and higher average selling prices.
The key factors contributing to the increase in revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were as follows:

•
Sand sales revenue increased to $28.9 million for the three months ended March 31, 2018 compared to $16.7 million for the three months ended March 31, 2017 due to increased sales volumes and higher average selling prices. Tons sold increased by approximately 29% due to increased exploration and production activity in the oil and natural gas industry through the first quarter of 2018, compared to the same period in 2017.

•
Average selling price per ton increased to $39.99 for the three months ended March 31, 2018 from $29.98 for the three months ended March 31, 2017 due to increased volumes and favorable pricing trends, particularly in the spot market.

•
Contractual shortfall revenue was $0 million for each of the three months ended March 31, 2018 and 2017. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•
Transportation revenue, which includes railcar rental, was approximately $13.7 million for the three months ended March 31, 2018 compared to $8.3 million for the three months ended March 31, 2017. The increase in transportation revenue was due to the increased sales volume in the quarter as compared to the first quarter of 2017.  Railcar rental revenue was $1.8 million for the three months ended March 31, 2018, compared to $1.7 million for the three months ended March 31, 2017. The increase in railcar rental revenue was due to an increase in the number of railcars rented to our customers under long-term contracts. We incur transportation costs and recurring railcar rental expenses under our long-term railcar operating agreements. Our transportation revenues primarily represent the pass through of these costs to our customers; therefore, these revenues do not have a material impact on our gross profit.

Cost of Goods Sold and Production Costs
Cost of goods sold was $35.4 million and $19.7 million, or $48.98 and $35.17 per ton sold, for the three months ended March 31, 2018 and 2017, respectively. Of this amount, production costs were $15.1 million and $8.9 million, or $20.95 and $15.84 per ton sold, and freight charges, which consist of transportation costs and railcar rental and storage expense, were $17.2 million and $9.2 million for the three months ended March 31, 2018 and 2017, respectively. Cost of goods sold and per ton cost of goods sold increased for the three months ended March 31, 2018 as compared to the same period in 2017 due to higher sales volumes, which led to increased staffing, utilities and equipment expenses, and increased railcar rental and railway freight costs for customer pass-through freight. Additionally, labor expense was higher in the quarter due the ramp up of additional staffing to support the expansion of the facility. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $3.1 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. For the definition of production costs and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”
Gross Profit
Gross profit equals revenues less cost of goods sold. Gross profit was $7.2 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. The increase in gross profit was primarily due to the increased sales volumes and favorable pricing trends, particularly in the spot market, in the first quarter of 2018 as compared to the same period in the prior year.

Operating Expenses
Operating expenses were $5.9 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $2.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. The approximate $0.9 million increase was primarily due to additional headcount in the first quarter of 2018 as compared to the same period in 2017.
Interest Expense
We incurred $0.2 million and $0.1 million of interest expense for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense for the three months ended March 31, 2018 was primarily due to borrowing under the Facility (as defined below) in March 2018.

Income Tax Expense
For the three months ended March 31, 2018 and 2017, our effective tax rate was approximately 19.2% and 34.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. Our effective tax rate for the three months ended March 31, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications for depletion deduction and income tax credits among other items. The computation for the three months ended March 31, 2017 also included a benefit related to share-based compensation and the DPAD, which was repealed for tax years beginning after January 1, 2018 under the Tax Reform Act. The primary drivers of the difference between 2018 and 2017 were the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate, as well as the repeal of the DPAD.
Net Income and Adjusted EBITDA
Net income was $1.0 million for the three months ended March 31, 2018 and 2017. Adjusted EBITDA was $5.9 million for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold and higher average prices, offset by increased production costs, transportation expenses, and salaries due to higher headcount. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital
The following table presents the components of our working capital as of March 31, 2018 compared to December 31, 2017.

	March 31,	December 31,
	2018	2017
	(in thousands)
Total current assets	$40,783	$72,737
Total current liabilities	25,724	34,559
Working capital	$15,059	$38,178
March 31, 2018 Compared to December 31, 2017
Our working capital surplus was $15.1 million at March 31, 2018 compared to a working capital surplus of $38.2 million at December 31, 2017.  The decrease in our working capital surplus was primarily due to ongoing capital expenditure projects which resulted in depletion of cash during the three months ended March 31, 2018.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds generated through operations and the Facility (as defined below).

Summary Cash Flows for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(1,612)	$3,844
Net cash used in investing activities	$(46,869)	$(1,609)
Net cash provided by financing activities	$15,876	$23,874
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $1.6 million for the three months ended March 31, 2018, compared to $3.8 million provided by operating activities for the three months ended March 31, 2017. Operating cash flows include net income of $1.0 million and $1.0 million in net earnings generated from the sale of raw frac sand to our customers in the three months ended March 31, 2018 and 2017, respectively, offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.
Cash Used in Investing Activities
Net cash used in investing activities was $46.9 million for the three months ended March 31, 2018 compared to $1.6 million used for the three months ended March 31, 2017. The $45.3 million increase was primarily the result of an increase in capital expenditures related primarily to the expansion of our processing facilities in Oakdale, Wisconsin.
Cash Provided by Financing Activities
Net cash provided by financing activities was $15.9 million for the three months ended March 31, 2018, which consisted primarily of proceeds from borrowings of $16.0 million under the Facility (as defined below) in March 2018, offset by $0.1 million in payments on equipment financing obligations and notes payable.
Net cash provided by financing activities was $23.9 million for the three months ended March 31, 2017, which included net proceeds from an equity issuance of approximately $24.2 million, offset by $0.1 million in payments on our existing equipment financing obligations and notes payable and $0.2 million in deferred financing fees.

Credit Facility
On December 8, 2016, we entered into a $45 million 3-year senior secured revolving credit facility (the “Facility”) under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). Substantially all of our assets are pledged as collateral under the Credit Agreement. The Facility expires on December 8, 2019. As of March 31, 2018, the total undrawn availability under the Facility was $29 million. On April 8, 2018, the Facility was amended to increase the Company's total borrowing capacity under the Facility to $60 million, and we currently have $45 million in total undrawn availability under the Facility.
The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement).
Capital Requirements
As of March 31, 2018, we had commitments related to certain expansion and replacement capital projects of approximately $18.9 million. We expect to spend approximately $85 to $95 million during 2018 in expansion and replacement capital expenditures. Expansion capital expenditures are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash from operations and potential borrowings under the Facility.
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
Contractual Obligations
As of March 31, 2018, we had contractual obligations for the Facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars and operating equipment.
In the three months ended March 31, 2018, we entered into certain long-term land leases for potential development in Texas.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $8.6 million at March 31, 2018 and December 31, 2017.
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
Customer Concentration
For the three months ended March 31, 2018, sales to Rice Energy, Liberty, and WPX Energy accounted for 21.4%, 20.1%, and 14.7%, respectively, of total revenue. For the three months ended March 31, 2017, sales to Rice Energy, Weatherford, and US Well Services accounted for 38.6%, 18.1%, and 14.5%, respectively, of total revenue. The Weatherford contract has now been assigned to Schlumberger Technology Corp.
Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2018. For more information, please read our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2018.

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
Interest Rate Risk
As of March 31, 2018, we had $16.0 million outstanding under the Facility, which bears interest at our option at either:

•	LIBOR plus an applicable margin of 3.00% - 4.00% depending on the leverage ratio; or

•	ABR (as defined in the Credit Agreement), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio.
The Facility expires on December 8, 2019. The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of March 31, 2018 and December 31, 2017, we had $16.0 million and $0 million, respectively, outstanding under the Facility, and we were in compliance with the financial covenants under the Facility on such dates.
We are exposed to interest rate risk resulting from changes in interest rates. Assuming no change in the balance outstanding, an increase of 100 basis points in the LIBOR interest rate curve would have an immaterial impact on interest expense for the year.
Credit Risk
Substantially all of our revenue for the three months ended March 31, 2018 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which were negatively impacted by the downturn in activity in the oil and natural gas industry in recent years, and may be impacted again in the future if the oil and natural gas industry faces another activity downturn. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
As of the date of this Report, there have been no material changes in the risk factors previously included in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1*†	Master Product Purchase Agreement, dated February 13, 2018, by and between Hess Corporation and Smart Sand, Inc.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the SEC.

+
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand Inc.

May 10, 2018	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

May 10, 2018	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)