Form 10-Q
period 2018-06-30
Smart Sand, Inc.
filed 2018-08-09
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding, par value $0.001 per share, as of August 2, 2018: 41,600,108

1

2

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SMART SAND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,745	$34,740
Restricted cash	—	487
Accounts receivable	24,086	23,377
Unbilled receivables	4,907	1,192
Inventories	11,546	9,532
Prepaid expenses and other current assets	4,829	3,849
Total current assets	47,113	73,177
Property, plant and equipment, net	223,993	171,762
Intangible assets, net	19,686	—
Goodwill	16,892	—
Deferred financing costs, net	438	892
Other assets	3,360	971
Total assets	$311,482	$246,802
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,367	$26,123
Accrued and other expenses	11,372	7,576
Deferred revenue	4,805	—
Current portion of equipment financing obligations	432	572
Current portion of notes payable	—	288
Total current liabilities	29,976	34,559
Revolving credit facility, net	44,654	—
Deferred tax liabilities, long-term, net	15,886	13,239
Asset retirement obligation	9,476	8,982
Contingent consideration	9,200	—
Total liabilities	109,192	56,780
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,639,837 issued and 40,529,182 outstanding at June 30, 2018; 40,474,085 issued and 40,393,033 outstanding at December 31, 2017	40	40
Treasury stock, at cost, 110,655 and 81,052 shares at June 30, 2018 and December 31, 2017, respectively	(839)	(666)
Additional paid-in capital	160,428	159,059
Retained earnings	42,585	31,589
Accumulated other comprehensive income	76	—
Total stockholders’ equity	202,290	190,022
Total liabilities and stockholders’ equity	$311,482	$246,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues	$54,448	$29,787	$97,076	$54,847
Cost of goods sold	34,678	21,407	70,091	41,063
Gross profit	19,770	8,380	26,985	13,784
Operating expenses:
Salaries, benefits and payroll taxes	2,790	2,167	5,362	3,864
Depreciation and amortization	476	120	664	229
Selling, general and administrative	3,595	2,283	6,696	4,317
Total operating expenses	6,861	4,570	12,722	8,410
Operating income	12,909	3,810	14,263	5,374
Other income (expenses):
Interest expense, net	(500)	(115)	(680)	(226)
Other income	25	83	58	120
Total other expenses, net	(475)	(32)	(622)	(106)
Income before income tax expense	12,434	3,778	13,641	5,268
Income tax expense	2,413	1,154	2,645	1,668
Net income	$10,021	$2,624	$10,996	$3,600
Net income per common share:
Basic	$0.25	$0.07	$0.27	$0.09
Diluted	$0.25	$0.06	$0.27	$0.09
Weighted-average number of common shares:
Basic	40,499	40,347	40,455	40,024
Diluted	40,550	40,453	40,550	40,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$10,021	$2,624	$10,996	$3,600
Other comprehensive income:
Foreign currency translation adjustment	76	—	76	—
Comprehensive income	$10,097	$2,624	$11,072	$3,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders' Equity
	(in thousands, except share amounts)
Balance at December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Foreign currency translation adjustment	—	—	—	—	—	—	76	76
Vesting of restricted stock	156,113	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,260	—	—	1,260
Employee stock purchase plan compensation	—	—	—	—	38	—	—	38
Employee stock purchase plan issuance	9,639	—	—	—	71	—	—	71
Restricted stock buy back	(29,603)	—	29,603	(173)	—	—	—	(173)
Net income	—	—	—	—	—	10,996	—	10,996
Balance at June 30, 2018	40,529,182	$40	110,655	$(839)	$160,428	$42,585	$76	$202,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities:
Net income	$10,996	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	7,359	3,412
Amortization of intangible assets	284	—
Asset retirement obligation settlement	(1,783)	—
Loss (gain) on disposal of assets	—	157
Amortization of deferred financing cost	138	222
Accretion of debt discount	116	—
Deferred income taxes	2,647	4,158
Stock-based compensation	1,298	760
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(597)	(9,497)
Unbilled receivables	(3,715)	276
Inventories	(315)	4,555
Prepaid expenses and other assets	(2,975)	(3,415)
Deferred revenue	4,805	(1,610)
Accounts payable	(3,057)	13
Accrued and other expenses	3,636	5,091
Income taxes payable	—	(7,058)
Net cash provided by operating activities	18,837	664
Investing activities:
Acquisition of businesses, net of cash acquired	(29,878)	—
Purchases of property, plant and equipment	(66,841)	(7,729)
Proceeds from disposal of assets	—	14
Net cash used in investing activities	(96,719)	(7,715)
Financing activities:
Repayments of notes payable	(288)	(282)
Payments under equipment financing obligations	(140)	(208)
Payment of deferred financing costs	(146)	(193)
Proceeds from revolving credit facility	59,000	—
Repayment of revolving credit facility	(14,000)	—
Proceeds from equity issuance	71	26,251
Payment of equity transaction costs	—	(2,083)
Purchase of treasury stock	(173)	(127)
Net cash provided by financing activities	44,324	23,358
Effect of exchange rate changes on cash, cash equivalents and restricted cash	76	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,482)	16,307
Cash and cash equivalents and restricted cash at beginning of year	35,227	47,534
Cash and cash equivalents and restricted cash at end of period	$1,745	$63,841
Supplemental disclosure of cash flow information
Cash paid for interest	$650	$94
Cash paid for taxes	$654	$7,596
Non-cash investing activities:
Contingent consideration	$9,200	$—
Asset retirement obligation	$2,086	$—
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$6,585	$3,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1. Organization and Nature of Business
Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas. The Company was incorporated in July 2011, and is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company completed construction of the first phase of its primary facility in Oakdale, Wisconsin and commenced operations in July 2012, subsequently expanded its operations in 2014 and 2015 and completed the expansion of annual processing capacity to approximately 5.5 million tons in May 2018.

The Company has recently expanded its business to provide its customers frac sand logistics solutions from the minesite to the wellhead. On March 15, 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation. The Company paid consideration of $15,549 to acquire certain assets at the Van Hook terminal, and entered into a long-term lease agreement in connection with the transaction. On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., a manufacturer of portable vertical frac sand storage solution systems at the wellsite. The consideration consisted of approximately $30,000 of cash paid at closing and up to $12,750 in potential earn-out payments, which are to be paid as system components are built and made available for sale or lease over a three-year period.

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

3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to, the sand reserves and its impact on calculating the depletion expense under the units-of-production method, the depreciation associated with property and equipment, purchase price allocation for businesses acquired, impairment considerations of assets (including impairment of identified intangible assets, goodwill and other long-lived assets), estimated cost of future asset retirement obligations, stock-based compensation, recoverability of deferred tax assets, inventory reserve, contingent consideration and collectability of receivables and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Revenue Recognition
On January 1, 2018, the Company adopted new accounting standard Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments (“ASC 606”) in relation to all contracts that were not completed or expired as of January 1, 2018, using the modified retrospective method. There was no adjustment made to the opening balance of retained earnings as a result of applying the new revenue standard. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information is not restated and will continue to be reported under the accounting standards in effect for those periods.
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
Sand Sales Revenue
The Company derives its sand revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The Company’s sales are generally free carrier (“FCA”), payment made at the origination point at the Company’s facility, with title passing as the product is loaded into railcars hired by the customer or provided by the Company and revenue being recognized when title transfers at the Company’s facility. For sand delivered in-basin to certain contract and spot-rate customers, the Company recognizes the revenue when title passes at the destination. The amount invoiced reflects product, transportation and any other additional handling services, such as storage or transloading the product from rail car to truck.
Prices under the Company's long-term agreements with customers are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set forth in the contract for the preceding calendar quarter.
Shortfall Payments
The Company’s shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or probable. For the three and six months ended June 30, 2018 and 2017, the Company recognized $668 and $74, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.
Railcar Rental
Railcar rental consists of revenue derived from the leasing of the Company’s railcars to customers under long-term contracts or on an as-used basis. Based on the customer contract, the Company either recognizes revenue on the leasing of railcars based on when the terms of the agreement state that the railcar is available to the customer for use, or based on a specified price per ton shipped. The Company recognizes revenue from leasing in accordance with ASC 840, “Leases,” as leasing revenue does not meet the criteria of ASC 606. For the three months ended June 30, 2018 and 2017, the Company recognized $2,073 and $1,900, respectively, of railcar revenue. For the six months ended June 30, 2018 and 2017, the Company recognized $3,892 and $3,583, respectively, of railcar revenue.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Transportation Revenue
Transportation revenue consists primarily of railway transportation and revenue to deliver products to customers. The Company’s transportation revenue fluctuates based on many factors, including the volume of product it transports and the distance between its plant and customers. Revenue generated from transportation was $11,240 and $11,018, respectively, for the three months ended June 30, 2018 and 2017. Revenue generated from transportation was $23,133 and $17,622, respectively, for the six months ended June 30, 2018 and 2017.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on the railcars to fill customer orders for free carrier origination point sales or when sand is received at the destination for free carrier destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. In addition, the Company sometimes receives shortfall payments from its customers and recognizes the revenue once the rights of use are expired. Changes in the contract asset and liability balances during the three and six months ended June 30, 2018 were not materially impacted by any other factors.
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
Revenue recognized for the six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the year was $0. The deferred revenue balance at June 30, 2018 and December 31, 2017 was $4,805 and $0, respectively, and classified as a current liability in the accompanying condensed consolidated balance sheets.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally, the Company’s contracts include a single performance obligation that is separately identifiable, and therefore, distinct. Under ASC 606, the allocation of transaction price is not necessary if only one performance obligation is identified. The Company expects to recognize approximately 24% of this remaining performance obligation as revenue throughout the remainder of 2018 and expects to recognize the remaining 76% as revenue by 2022.
Revenue from sand sales are recognized at a point in time, either upon shipment or upon delivery, and accounted for 74% and 57% of the Company’s revenue for the three months ended June 30, 2018 and 2017, respectively, and for 71% and 35% of the Company’s revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue from railcar rental and transportation is recognized at a point in time, upon shipment, and accounted for 24% and 43% of revenue for the three months ended June 30, 2018 and 2017, respectively, and for 28% and 39% of revenue for the six months ended June 30, 2018 and 2017, respectively.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Costs to Obtain or Fulfill Contract
The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. Under take-or-pay contracts, the Company provides sales team members with commissions at set per ton prices. These commissions are paid on a monthly basis, when and if the sand is taken by the customer. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at June 30, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of June 30, 2018. As a result, the Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ended June 30, 2018.
Accounts Receivable and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days from the date of invoice, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms are past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of June 30, 2018 and December 31, 2017, the Company determined no allowance for doubtful accounts was necessary. As of June 30, 2018 and December 31, 2017, no portion of unbilled revenue represents transactions included in deferred revenue.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from transportation was $16,168 and $10,852 for the three months ended June 30, 2018 and 2017, respectively. Cost of sales generated from transportation was $30,483 and $18,154 for the six months ended June 30, 2018 and 2017, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). The spare parts inventory consists of critical spare parts.
Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the three and six months ended June 30, 2018 and 2017, the Company had no write-down of inventory as a result of any lower of cost or net realizable value assessment. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs monthly physical inventory measurements to verify the quantity of inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories.
Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Deferred Financing Charges

Direct costs incurred in connection with the Facility (as defined below) have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Fees attributable to the lender and third parties of $1,372 were presented as components of deferred financing charges since there was no outstanding balance on the Facility as of December 31, 2017. As of June 30, 2018, fees attributable to the lender of $698 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the consolidated balance sheets.
Amortization expense of the deferred financing charges of $78 and $117 is included in interest expense for the three months ended June 30, 2018 and 2017, respectively. Amortization expense of the deferred financing charges of $138 and $222 is included in interest expense for the six months ended June 30, 2018 and 2017, respectively.
Accretion of debt discount costs of $60 and $0 is included in interest expense for the three months ended June 30, 2018 and 2017, respectively. Accretion of debt discount costs of $116 and $0 is included in interest expense for the six months ended June 30, 2018 and 2017, respectively.
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

Years
Land improvements	10
Plant and buildings	5-15
Real estate properties	10-40
Railroad and sidings	30
Vehicles	3-5
Machinery, equipment and tooling	3-15
Furniture and fixtures	3-10
Deferred stripping costs	3

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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Acquisitions
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, contingent considerations and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

Long-Lived Assets, Including Definite Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of developed technology and customer relationships. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company conducts its evaluation of goodwill and tradename impairment at the reporting unit level on an annual basis as of December 31, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Prior to performing an impairment test, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that an impairment is more likely than not, we perform a quantitative comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its implied fair value.

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

Contingent Consideration

The Company’s contingent consideration is measured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the Quickthree acquisition (Note 4). Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.

The fair value of the Company’s financial instruments carried at fair value were as follows:

	June 30, 2018	Level 1	Level 2	Level 3
Contingent consideration	$9,200	$—	$—	$9,200
Total liabilities	$9,200	$—	$—	$9,200

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2018:

Balance as of January 1, 2017	$—
Contingent consideration pursuant to acquisition	9,200
Payment of contingent consideration	—
Change in fair value of contingent consideration	—
Balance as of June 30, 2017	$9,200

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated income statements.
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
Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC 505, “Equity.” Once the Company’s shares became publicly traded on November 4, 2016, the Company began to use the actual market price of its shares as the grant date fair value for restricted stock awards.
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
The Company applies the provisions of ASC 740, “Income Taxes” (“ASC 740”), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.
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
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of June 30, 2018 and December 31, 2017, there were no probable environmental matters.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income represents foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income during the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Foreign currency translation adjustments	Foreign currency translation adjustments
Beginning balance	$—	$—
Other comprehensive income before reclassifications	76	76
Amounts reclassed from accumulated other comprehensive income	—	—
Ending balance	$76	$76
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company’s operations and manage its business, including the recently acquired logistics assets and last mile solutions business, as one operating segment. Substantially all long-lived assets of the Company reside in the United States.

Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 670 and 10 for each of the three months ended June 30, 2018 and 2017, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 670 and 246 for each of the six months ended June 30, 2018 and 2017, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	40,499	40,347	40,455	40,024
Assumed conversion of restricted stock	51	106	95	143
Diluted weighted average common stock outstanding	40,550	40,453	40,550	40,167

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Reclassification

Certain 2017 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previous reported net income.

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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018. The adoption of this guidance did not have a material effect on the Company's financial position, results of operation or cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operation or cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases”(ASC 842) (“ASU 2016-02”), which replaces the existing guidance in ASC 840, “Leases.” ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.
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

4. Acquisitions

Asset Acquisition - Van Hook Crude, LLC
The acquisition of the assets of Van Hook Crude, LLC occurred on March 15, 2018. The Company acquired all of the rights, title, and interest in certain properties and assigned contracts (collectively, the “Assets”) for a total consideration of $15,549 in cash.
The acquisition cost has been allocated over the assets as set forth below.

Machinery, equipment and tooling	$1,478
Plant and building	1,407
Railroad and sidings	9,926
Land improvements	2,738
Total assets acquired	$15,549

Business Combination - Quickthree Solutions Inc.

On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., a manufacturer of portable vertical frac sand storage solution systems at the wellsite.
The aggregate purchase price consists of approximately $30,000 paid at closing, subject to adjustment based upon Quickthree's closing date working capital, and up to $12,750 in potential earn-out payments over a three-year period after closing. Payment of the earn-out is based upon the production of silos and related equipment during the earn-out period. The closing portion of the purchase price was, and the Company expects the earn-out portion of the purchase price to be, paid using cash on hand, equipment financing options available to the Company and advances under the Company's Facility. Goodwill in this transaction is attributable to planned expansion into the last mile storage solution market, and is fully deductible for tax purposes.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The Company’s preliminary allocation of the purchase price in connection with the acquisition was calculated as follows. The working capital adjustment may be adjusted to determine the final allocation of the purchase price.

Base price - cash	$30,000
Contingent consideration – earnout	9,200
Working capital adjustment	(122)
Total purchase consideration	$39,078

	Fair Value	Useful Life (in years)
Assets Acquired
Accounts receivable	$112
Inventory	1,700
Prepaid expenses and other current assets	126
Total current assets acquired	$1,938
Property, plant and equipment	740
Customer relationships	270	1 year
Developed technology	18,800	6 years
Trade name	900	Indefinite
Goodwill	16,935
Other assets	225
Total non-current assets acquired	37,870
Total assets acquired	$39,808

Liabilities Assumed
Accounts payable	$331
Accrued and other expenses	399
Other current liabilities
Total liabilities assumed	730
Estimated fair value of net assets acquired	$39,078

Total acquisition costs for the Quickthree Solutions acquisition incurred during the three and six months ended June 30, 2018 were $843 and $1,159, respectively, which amounts are included in selling, general and administrative expense in the Company’s condensed consolidated income statements.

The Company determined the fair value of the contingent consideration to be $9,200 at June 1, 2018, the acquisition date and recorded it as a liability in the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2018, the Company recorded no change in fair value of contingent consideration. The Company will continue to assess earn-out calculations related to the contingent consideration in future periods.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5. Cash, Cash Equivalents and Restricted Cash
Cash
The Company considers all highly liquid money market instruments to be cash equivalents. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250 at each financial institution. The Company has not experienced any losses related to these balances.
Restricted Cash
Restricted cash represents cash held as collateral relating to an outstanding short-term bond assuring performance under an agreement with a pipeline common carrier. As of April 13, 2018, the Company no longer had any restrictions on cash.

6. Inventories
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw material	$187	$298
Work in progress	7,303	7,825
Finished goods	2,782	832
Spare parts	1,274	577
Total inventory	$11,546	$9,532

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following:

	June 30, 2018	December 31, 2017
Prepaid insurance	$403	$551
Prepaid expenses	1,576	1,112
Prepaid income taxes	1,751	1,382
Rail rebate receivables	502	776
Other receivables	597	28
Total prepaid expenses and other current assets	$4,829	$3,849

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8. Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2018	December 31, 2017
Machinery, equipment and tooling	$11,791	$7,802
Vehicles	1,671	1,546
Furniture and fixtures	760	720
Plant and building	143,622	81,561
Real estate properties	4,441	4,432
Railroad and sidings	25,691	10,254
Land improvements	25,870	16,378
Asset retirement obligation	10,493	8,408
Mineral properties	9,879	9,878
Deferred mining costs	782	657
Construction in progress	22,527	56,493
	257,527	198,129
Less: accumulated depreciation and depletion	33,534	26,367
Total property, plant and equipment, net	$223,993	$171,762
Depreciation expense was $3,994 and $1,688 for the three months ended June 30, 2018 and 2017, respectively, and $7,151 and $3,350 for the six months ended June 30, 2018 and 2017, respectively. Depletion expense was $18 and $5 for the three months ended June 30, 2018 and 2017, respectively, and $20 and $10 for the six months ended June 30, 2018 and 2017, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the three and six months ended June 30, 2018 and 2017.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

9. Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of June 30, 2018 and December 31, 2017:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination	Accumulated Amortization	Net Book Value at June 30, 2018
Developed technology	6	$—	$18,800	$261	$18,539
Customer relationships	1	—	270	23	247
Trade name	Indefinite	—	900	—	900
		$—	$19,970	$284	$19,686

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. The weighted-average remaining useful life for the intangible assets is 5.9 years. Amortization expense related to the purchased intangible assets was $284 for the three and six months ended June 30, 2018.

The table below reflects the future estimated amortization expense for amortizable intangible assets as of June 30, 2018.

2019	$3,381
2020	3,133
2021	3,133
2022	3,133
2023	3,133
Thereafter	2,873
Total	$18,786

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The following table summarizes the Company’s Goodwill as of June 30, 2018:

Total Goodwill
Balance at January 1, 2018	$—
Goodwill attributable to Quickthree Solutions, Inc. acquisition	16,892
Balance at June 30, 2018	$16,892

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

10. Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2018	December 31, 2017
Employee related expenses	$2,568	$667
Accrued construction related expenses	1,483	2,197
Accrued legal expenses	35	90
Accrued professional fees	500	529
Accrued royalties	1,068	206
Accrued freight and delivery charges	1,590	2,197
Accrued real estate tax	487	—
Accrued utilities	528	176
Accrued interest	166	—
Sales tax liability	268	19
Deferred rent	787	861
Other accrued liabilities	1,892	634
Total accrued liabilities	$11,372	$7,576

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

11. Credit Facility
On December 8, 2016, the Company entered into a $45 million three-year senior secured revolving credit facility (the “Facility”) under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). Substantially all of the assets of the Company are pledged as collateral under the Facility. The Facility expires on December 8, 2019. On April 8, 2018, the Facility was amended to increase the Company's total borrowing capacity under the Facility to $60 million. The amendment was considered a modification of the Facility. On July 13, 2018, the Facility was amended to (i) increase the limit on the Company's ability to sell, transfer or dispose of assets, subject to certain considerations from an aggregate amount of $25 million to $55 million, (ii) increase the limit on the Company's ability to incur capital lease obligations from an aggregate principal amount of $15 million to $30 million and (iii) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement.
The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of June 30, 2018 and December 31, 2017, $45 million and $0, respectively, were outstanding under the Facility and the Company was in compliance with all covenants. As of June 30, 2018, the total undrawn availability was $15 million.
As of June 30, 2018, fees attributable to the lender of $698 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the balance sheet.

	June 30, 2018	December 31, 2017
Revolving credit facility	$45,000	$—
Less: debt discount, net	(346)	—
Revolving credit facility, net	$44,654	$—

12. Equipment Lease Obligations
The Company entered into various lease arrangements to lease equipment. Equipment cost of $1,484 has been capitalized and included in the Company’s property, plant and equipment as of June 30, 2018 and December 31, 2017, respectively. Depreciation expense under lease assets was approximately $54 and $73 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense under lease assets was approximately $109 and $146 for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the remaining minimum lease payment for equipment lease obligations is $432, which is due within one year.

13. Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $9,476 as of June 30, 2018. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2017	$8,982
Additions and revisions of prior estimates	2,086
Accretion expense	191
Settlement of liability	(1,783)
Balance at June 30, 2018	$9,476

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

14. Stock-Based Compensation

Equity Incentive Plan
In May 2012, the Board approved the 2012 Equity Incentive Plan (“2012 Plan”), which provides for the issuance of equity awards of up to a maximum of 440 shares of the Company’s common stock to employees, non-employee members of the Board, and consultants of the Company. During 2014, the 2012 Plan was amended to provide for the issuance of equity awards of up to 880 shares of the Company’s common stock. The awards can be issued in the form of incentive stock options, non-qualified stock options or restricted stock, and have expiration dates of 5 or 10 years after issuance, depending on whether the recipient already holds above 10% of the voting power of all classes of the Company’s shares. The exercise price will be based on the fair market value of the share on the date of issuance; vesting periods will be determined by the board upon issuance of the equity award. Subsequent to the Company’s initial public offering, no additional equity awards were made under the 2012 Plan.
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of equity awards of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the board and consultants of the Company. Together the 2012 Plan and the 2016 Plan are referenced to as the "Plans".
During the six months ended June 30, 2018 and 2017, 723 and 336 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $3.03 - $19.00. The shares vest over one to five years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $670 and $585 of compensation expense for the restricted stock during the three months ended June 30, 2018 and 2017, respectively. The Company recognized, in operating expenses on the consolidated income statements, $1,260 and $760 of compensation expense for the restricted stock during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had unrecognized compensation expense of $7,726 related to granted but unvested stock awards, which is to be recognized as follows:

2019	$3,349
2020	2,301
2021	1,481
2022	595
$7,726

The following table summarizes restricted stock activity under the Plans from December 31, 2017 through June 30, 2018:

	Number of Shares	Weighted Average
Unvested, December 31, 2017	534	$11.27
Granted	723	$10.78
Vested	(156)	$(12.60)
Forfeiture	(30)	$(13.57)
Unvested, June 30, 2018	1,071	$9.92

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
For the three months ended June 30, 2018 and 2017, the effective tax rate was approximately 19.4% and 30.5%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2018 and 2017, the effective tax rate was approximately 19.4% and 31.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The Company’s effective tax rate for the three and six months ended June 30, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications from the statutory rate such as depletion deduction and tax credits among other items. The difference in the effective tax rate relative to the statutory rate was primarily due to the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate during the three and six months ended June 30, 2018 and a benefit related to the domestic production activities deduction and stock-based compensation during the three and six months ended June 30, 2017.
The Company has evaluated its tax positions taken as of June 30, 2018 and December 31, 2017 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017. The Company is open to examination by taxing authorities since incorporation.

16. Concentrations
As of June 30, 2018, four customers accounted for 65% of the Company’s total accounts receivable. As of December 31, 2017, three customers accounted for 49% of the Company’s total accounts receivable.
During the three months ended June 30, 2018, 64% of the Company’s revenues were earned from four customers. During the three months ended June 30, 2017, 79% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2018, 65% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2017, 76% of the Company’s revenues were earned from four customers.
As of June 30, 2018, three vendors accounted for 31% of the Company’s accounts payable.  As of December 31, 2017, two vendors accounted for 28% of the Company’s accounts payable.
During the three months ended June 30, 2018, one supplier accounted for 31% of the Company’s cost of goods sold. During the three months ended June 30, 2017, two suppliers accounted for 90% of the Company’s cost of goods sold. During the six months ended June 30, 2018, one supplier accounted for 34% of the Company’s cost of goods sold. During the six months ended June 30, 2017, two suppliers accounted for 62% of the Company’s cost of goods sold.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

17. Related Party Transactions
The Company reimbursed Clearlake Capital Partners II (Master), L.P. $3 and $39 for the three months ended June 30, 2018 and 2017, respectively, and $23 and $39 for the six months ended June 30, 2018 and 2017, respectively, for certain out of pocket and other expenses in connection with certain management and administrative support services provided.

18. Commitments and Contingencies
Leases
The Company is obligated under certain operating leases, minimum royalty payments for our leased properties in West Texas, and rental agreements for railcars, office space, and other equipment. Future minimum annual commitments under such operating leases at June 30, 2018 are as follows:

2019	$17,304
2020	12,467
2021	9,973
2022	7,276
2023	5,072
Thereafter	37,007
Total	$89,099
Expense related to operating leases and rental agreements was $3,363 and $2,092 for three months ended June 30, 2018 and 2017, respectively. Expense related to operating leases and rental agreements was $6,693 and $4,068 for the six months ended June 30, 2018 and 2017, respectively.
Lease expense related to rail cars is included in cost of goods sold in the condensed consolidated income statements.
Litigation
The Company is periodically involved in litigation and claims incidental to its operation. Management believes that any pending litigation will not have a material impact the Company’s financial position.
Required Capital
As of June 30, 2018, the Company has commitments related to its Oakdale facility as well as future expansion projects of approximately $29,217.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Consulting Agreements
On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The third party’s compensation, which continues indefinitely, consists of reimbursement of certain expenses and $1,000 per each acre purchased as a closing fee. For the three months ended June 30, 2018 and 2017, the Company incurred no closing costs and expense reimbursements. For the six months ended June 30, 2018 and 2017, the Company incurred $60 and $16 of closing costs and expense reimbursements, respectively.
The closing costs have been capitalized in property and equipment in the accompanying consolidated balance sheets when they relate to the acquisition of land.
In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that have been mined and sold from the properties acquired under the consulting agreement continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the three months ended June 30, 2018 and 2017, the Company incurred $204 and $113 related to tonnage fees, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred $368 and $229 related to tonnage fees, respectively. These costs are presented as operating expenses in the condensed consolidated income statement.
Bonds
The Company entered into a performance bond with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided a performance bond to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of June 30, 2018 and December 31, 2017, $0 and $487, respectively, of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheets. As of April 13, 2018, the Company no longer had any restrictions on cash.

19. Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, except as disclosed in Note 11 above, the Company is not aware of any other events or transactions that occurred subsequent to June 30, 2018 that would require recognition or disclosures in the consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2017. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2017. We use EBITDA, Adjusted EBITDA and contribution margin herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and contribution margin, see “EBITDA and Adjusted EBITDA” and “Contribution Margin.” We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries. All share amounts are presented in thousands.
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

We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 321 million tons of proven recoverable sand reserves as of December 31, 2017. We began operations with 1.1 million tons of annual nameplate processing capacity in July 2012, expanded to 2.2 million tons of annual nameplate processing capacity in August 2014, and increased to 3.3 million tons of annual nameplate processing capacity in September 2015. In May 2018, we completed the expansion of our wet and dry plant nameplate processing capacity at our Oakdale facility to approximately 5.5 million tons of raw frac sand per year. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver products to our customers.

Recent Developments

Storage Solutions

On June 1, 2018, we acquired substantially all of the assets of Quickthree Solutions, Inc., a manufacturer of portable vertical frac sand storage systems that provide last mile solutions for exploration and production companies and pressure pumping companies at the wellsite. The consideration for the transaction consisted of approximately $30 million in cash, which was paid at closing using cash on hand and advances under the Facility (as defined below), and up to $12.75 million in potential earn-out payments, which are to be paid as system components are built and made available for sale or lease over a three-year period. We believe that this acquisition provides us with the technology, production capacity and management team to compete in the last mile market and will provide us with an opportunity to expand our customer base by being able to offer logistics services all the way to the wellsite.

Bakken Transload Terminal

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

The Van Hook terminal became operational in April 2018. Since operations have commenced, we have been providing in-basin sand at this terminal to our customers. We expect to make additional investments in this terminal to increase its capacity and operating efficiency, which we believe will allow us to provide higher tonnages to customers and faster turnaround times. We believe this new terminal provides us with an opportunity to expand our customer base and offer more efficient delivery options to customers operating in the Williston Basin.

Market Trends
From late 2014 through early 2016, the demand for frac sand products declined due to the steep decrease in the market prices for crude oil and refined products. However, commodity prices began to stabilize in the middle of 2016, leading to an improvement in drilling and completions activity during the second half of 2016. Drilling and completions activity has continued to show improvement through the second quarter of 2018, and should oil and natural gas prices remain at current trading levels, we anticipate that drilling and completions activity will remain relatively consistent throughout the remainder of 2018.
Note Regarding Non-GAAP Financial Measures

Contribution margin, EBITDA and Adjusted EBITDA are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Gross profit is the GAAP measure most directly comparable to contribution margin and net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider contribution margin, EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because contribution margin, EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EBITDA and Adjusted EBITDA

We define EBITDA as our net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense; and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions; (iii) equity compensation; (iv) acquisition and development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out and contingent consideration obligations; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	our ability to incur and service debt and fund capital expenditures;

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods or capital structure; and

•	our debt covenant compliance, as Adjusted EBITDA is a key component of critical covenants to the Facility.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$10,021	$2,624	$10,996	$3,600
Depreciation, depletion and amortization	4,296	1,693	7,456	3,360
Income tax expense	2,413	1,154	2,645	1,668
Interest expense	509	182	728	354
Franchise taxes	109	10	329	238
EBITDA	$17,348	$5,663	$22,154	$9,220
Loss on sale of fixed assets (1)	—	194	—	157
Equity compensation (2)	668	464	1,159	639
Acquisition and development costs (3)	914	—	1,243	—
Cash charges related to restructuring and retention (4)	270	—	363	—
Non-cash charges (5)	57	20	191	40
Adjusted EBITDA	$19,257	$6,341	$25,110	$10,056

(1)	Includes losses related to the sale and disposal of certain assets in property, plant and equipment.

(2)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

(3)
Represents costs incurred related to the business combinations and current development project activities. The three and six months ended June 30, 2018 includes $0.8 million and $1.2 million, respectively, of costs related to the acquisition of substantially all of the assets of Quickthree Solutions, Inc.

(4)	Represents costs associated with the retention and relocation of employees.

(5)	Represents accretion of asset retirement obligations.

Contribution Margin

We also use contribution margin, which we define as total revenues less costs of goods sold excluding depreciation, depletion and accretion of asset retirement obligations, to measure our financial and operating performance. Contribution margin excludes other operating expenses and income, including costs not directly associated with the operations of our business such as accounting, human resources, information technology, legal, sales and other administrative activities.

Historically, we have reported production costs and production cost per ton as non-GAAP measures. As we expand our logistics activities and continue to sell sand closer to the wellhead, our sand production costs will only be a portion of our overall cost structure.

We believe that a transition to reporting contribution margin and contribution margin per ton sold will provide a better performance metric to management and external users of our financial statements, such as investors and commercial banks, because these metrics provide an operating and financial measure of our ability, as a combined business, to generate margin in excess of our operating cost base. As such, we believe that it is no longer relevant to report production costs or production costs per ton on a standalone basis.

Gross profit is the GAAP measure most directly comparable to contribution margin. Contribution margin should not be considered an alternative to gross profit presented in accordance with GAAP. Because contribution margin may be defined differently by other companies in our industry, our definition of contribution margin may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of contribution margin to gross profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$54,448	$29,787	$97,076	$54,847
Cost of goods sold	34,678	21,407	70,091	41,063
Gross profit	$19,770	$8,380	$26,985	$13,784
Depreciation, depletion, and accretion of asset retirement obligations	3,878	1,588	6,982	3,166
Contribution margin	23,648	9,968	33,967	16,950
Contribution margin per ton	$28.19	$18.77	$21.75	$15.56
Total tons sold	839	531	1,562	1,089

Results of Operations
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues	$54,448	$29,787	$97,076	$54,847
Cost of goods sold	34,678	21,407	70,091	41,063
Gross profit	19,770	8,380	26,985	13,784
Operating expenses:
Salaries, benefits and payroll taxes	2,790	2,167	5,362	3,864
Depreciation and amortization	476	120	664	229
Selling, general and administrative	3,595	2,283	6,696	4,317
Total operating expenses	6,861	4,570	12,722	8,410
Operating income	12,909	3,810	14,263	5,374
Other income (expenses):
Interest expense, net	(500)	(115)	(680)	(226)
Other income	25	83	58	120
Total other expenses, net	(475)	(32)	(622)	(106)
Income before income tax expense	12,434	3,778	13,641	5,268
Income tax expense	2,413	1,154	2,645	1,668
Net income	$10,021	$2,624	$10,996	$3,600

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues
Revenues were $54.4 million for the three months ended June 30, 2018, during which time we sold approximately 839,000 tons of sand. Revenues for the three months ended June 30, 2017 were $29.8 million, during which time we sold approximately 531,000 tons of sand. Revenues increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of higher sales volumes, including in-basin and spot sales, and higher average selling prices.
The key factors contributing to the increase in revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 were as follows:

•
Sand sales revenue increased to $40.5 million for the three months ended June 30, 2018 compared to $16.9 million for the three months ended June 30, 2017 due to increased sales volumes, including in-basin volumes, and higher average selling prices. Tons sold increased by approximately 58% due to increased exploration and production activity in the oil and natural gas industry through the second quarter of 2018, compared to the same period in 2017.

•
Average selling price per ton increased to $48.23 for the three months ended June 30, 2018 from $31.74 for the three months ended June 30, 2017 due to increased volumes, including in-basin volumes, and higher selling prices related to both increased spot prices and favorable price adjustments under certain of our take-or-pay contracts based upon the Average Cushing Oklahoma WTI Spot Prices.

•
We had $0.7 million contractual shortfall revenue for the three months ended June 30, 2018 and $0.1 million for the three months ended June 30, 2017. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•
Transportation revenue, which includes freight for certain mine gate sand sales and railcar rental, was approximately $13.3 million for the three months ended June 30, 2018 compared to $12.9 million for the three months ended June 30, 2017. The increase in transportation revenue was due to the increased sales volumes in the second quarter of 2018 as compared to the same period in 2017.

Cost of Goods Sold
Cost of goods sold was $34.7 million and $21.4 million, or $41.33 and $40.31 per ton sold, for the three months ended June 30, 2018 and 2017, respectively. Cost of goods sold and per ton cost of goods sold increased for the three months ended June 30, 2018 as compared to the same period in 2017 due to higher sales volumes, which led to increased staffing, utilities and equipment expenses, and increased freight charges. Freight charges, which consist of transportation costs and railcar rental and storage expenses, were $19.9 million and $12.8 million for the three months ended June 30, 2018 and 2017, respectively. The $7.1 million increase in freight costs was primarily due to increased tons sold and increased in-basin activities. Additionally, we incurred $5.0 million and $2.4 million of operating labor costs for the three months ended June 30, 2018 and 2017, respectively. The $2.6 million increase in labor costs was due to the ramp up of additional staffing to support the expansion of the Oakdale facility and its operations. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $3.9 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively.
Gross Profit and Contribution Margin
Gross profit equals revenues less cost of goods sold. Gross profit was $19.8 million and $8.4 million for the three months ended June 30, 2018 and 2017, respectively. Contribution margin was $23.6 million and $10.0 million, or $28.19 and $18.77 per ton sold, for the three months ended June 30, 2018 and 2017, respectively. The increase in gross profit, contribution margin and contribution margin per ton sold in the second quarter of 2018 as compared to the same period in the prior year was primarily due to the increased sales volumes and favorable pricing trends. For the definition of contribution margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Operating Expenses
Operating expenses were $6.9 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $2.8 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively. The $0.6 million increase was primarily due to additional headcount, stock compensation grants and accrued bonuses in the second quarter of 2018 as compared to the same period in 2017. Selling, general and administrative expenses increased from $2.3 million for the three months ended June 30, 2017 to $3.6 million for the three months ended June 30, 2018, primarily as a result of $0.9 million in acquisition-related costs incurred during the three months ended June 30, 2018.
Interest Expense
We incurred $0.5 million and $0.1 million of net interest expense for the three months ended June 30, 2018 and 2017, respectively. The increase in interest expense for the three months ended June 30, 2018 was primarily due to borrowings under the Facility to fund acquisition activity.

Income Tax Expense
For the three months ended June 30, 2018 and 2017, our effective tax rate was approximately 19.4% and 30.5%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. Our effective tax rate for the three months ended June 30, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications for depletion deduction and income tax credits among other items. The computation for the three months ended June 30, 2017 also included a benefit related to share-based compensation and the domestic production activities deduction, which was repealed for tax years beginning after January 1, 2018 under the Tax Reform Act.
Net Income and Adjusted EBITDA
Net income was $10.0 million and $2.6 million for the three months ended June 30, 2018 and 2017. Adjusted EBITDA was $19.3 million for the three months ended June 30, 2018 compared to $6.3 million for the three months ended June 30, 2017. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold and higher average selling prices, offset by increased transportation and labor costs. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues
Revenues were $97.1 million for the six months ended June 30, 2018, during which time we sold approximately 1,562,000 tons of sand. Revenues for the six months ended June 30, 2017 were $54.8 million, during which time we sold approximately 1,089,000 tons of sand. Revenues increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of higher sales volumes, including in-basin and spot sales, and higher average selling prices.
The key factors contributing to the increase in revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 were as follows:

•
Sand sales revenue increased to $69.4 million for the six months ended June 30, 2018 compared to $33.6 million for the six months ended June 30, 2017 due to increased sales volumes and higher average selling prices. Tons sold increased by approximately 43% due to increased exploration and production activity in the oil and natural gas industry through the first and second quarters of 2018, compared to the same period in 2017.

•
Average selling price per ton increased to $44.42 for the six months ended June 30, 2018 from $30.85 for the six months ended June 30, 2017 due to increased volumes, including in-basin volumes, and higher selling prices related to both increased spot prices and favorable price adjustments under certain of our take-or-pay contracts based upon the Average Cushing Oklahoma WTI Spot Prices.

•
We had $0.7 million contractual shortfall revenue for the six months ended June 30, 2018 and $0.1 million for the six months ended June 30, 2017, respectively. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•
Transportation revenue, which includes freight for certain mine gate sand sales and railcar rental, was approximately $27.0 million for the six months ended June 30, 2018 compared to $21.2 million for the six months ended June 30, 2017. The increase in transportation revenue was due to the increased sales volumes in the six months ended June 30, 2018 as compared to the same period in 2017 as a result of increased exploration and production activity in the oil and natural gas industry.

Cost of Goods Sold
Cost of goods sold was $70.1 million and $41.1 million, or $44.87 and $37.71 per ton sold, for the six months ended June 30, 2018 and 2017, respectively. Cost of goods sold and per ton cost of goods sold increased for the six months ended June 30, 2018 as compared to the same period in 2017 due to higher sales volumes, which led to increased staffing, utilities and equipment expenses, and increased freight charges. Freight charges, which consist of transportation costs and rail car rental and storage expense, were $37.0 million and $22.0 million for the six months ended June 30, 2018 and 2017, respectively. The $15.0 million increase in freight costs was due primarily to increased tons sold and increased in-basin activities. Additionally, we incurred $9.0 million and $4.1 million of operating labor costs for the six months ended June 30, 2018 and 2017, respectively. The $4.9 million increase in labor costs was due to the ramp up of additional staffing to support the expansion of the Oakdale facility and its operations. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $7.0 million and $3.2 million, respectively, for the six months ended June 30, 2018 and 2017.
Gross Profit and Contribution Margin
Gross profit equals revenues less cost of goods sold. Gross profit was $27.0 million and $13.8 million for the six months ended June 30, 2018 and 2017, respectively. Contribution margin was $34.0 million and $17.0 million, or $21.75 and $15.56 per ton sold, for the six months ended June 30, 2018 and 2017, respectively. The increase in gross profit, contribution margin and contribution margin per ton sold in the first half of 2018 as compared to the same period in the prior year was primarily due to the increased sales volumes and favorable pricing trends. For the definition of contribution margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Operating Expenses
Operating expenses were $12.7 million and $8.4 million for the six months ended June 30, 2018 and 2017, respectively. Operating expenses are primarily comprised of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $5.4 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. The approximate $1.5 million increase was primarily due to additional headcount, stock compensation grants and accrued bonuses in the six months ended June 30, 2018 as compared to the same period in 2017. Selling, general and administrative expenses increased from $4.3 million for the six months ended June 30, 2017 to $6.7 million for the six months ended June 30, 2018, primarily as a result of acquisition-related costs and costs relating to our Texas land leases incurred during the six months ended June 30, 2018.
Interest Expense
We incurred $0.7 million and $0.2 million of net interest expense for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense for the six months ended June 30, 2018 was primarily due to borrowings under the Facility to fund acquisition activity.

Income Tax Expense
For the six months ended June 30, 2018 and 2017, our effective tax rate was approximately 19.4% and 31.7%, respectively, based on the statutory federal rate net of discrete federal and state taxes. Our effective tax rate for the six months ended June 30, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications for depletion deduction and income tax credits among other items. The computation for the six months ended June 30, 2017 also included a benefit related to share-based compensation and the domestic production activities deduction, which was repealed for tax years beginning after January 1, 2018 under the Tax Reform Act.
Net Income and Adjusted EBITDA
Net income was $11.0 million for the six months ended June 30, 2018 compared to net income of $3.6 million for the six months ended June 30, 2017. Adjusted EBITDA was $25.1 million for the six months ended June 30, 2018 compared to $10.1 million for the six months ended June 30, 2017. The increase in net income and Adjusted EBITDA resulted from an increase in gross profit due to higher volumes sold and higher average selling prices, offset by increased transportation and labor costs. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Working Capital
The following table presents the components of our working capital as of June 30, 2018 compared to December 31, 2017.

	June 30,	December 31,
	2018	2017
	(in thousands)
Total current assets	$47,113	$73,177
Total current liabilities	29,976	34,559
Working capital	$17,137	$38,618
June 30, 2018 Compared to December 31, 2017
Our working capital surplus was $17.1 million at June 30, 2018 compared to a working capital surplus of $38.6 million at December 31, 2017.  The decrease in our working capital surplus was primarily due to ongoing capital expenditure projects, which resulted in additional cash outflows, partially offset by increased collection of revenues during the six months ended June 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds generated through operations and the Facility.

Summary Cash Flows for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$18,837	$664
Net cash used in investing activities	$(96,719)	$(7,715)
Net cash provided by financing activities	$44,324	$23,358
Cash Provided by Operating Activities
Net cash provided by operating activities was $18.8 million for the six months ended June 30, 2018, compared to $0.7 million provided by operating activities for the six months ended June 30, 2017. Operating cash flows include net income of $11.0 million and $3.6 million in net earnings generated from the sale of raw frac sand to our customers in the six months ended June 30, 2018 and 2017, respectively, offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.
Cash Used in Investing Activities
Net cash used in investing activities was $96.7 million for the six months ended June 30, 2018 compared to $7.7 million used for the six months ended June 30, 2017. The $89.0 million increase was primarily the result of an increase in capital expenditures related primarily to the expansion of our processing facilities in Oakdale, Wisconsin and our acquisitions of the Van Hook terminal and Quickthree.
Cash Provided by Financing Activities
Net cash provided by financing activities was $44.3 million for the six months ended June 30, 2018, which consisted primarily of proceeds from borrowings of $59.0 million under the Facility in March and June 2018, offset by $14.0 million in payments of borrowings under the Facility and $0.4 million in payments on equipment financing obligations and notes payable.
Net cash provided by financing activities was $23.4 million for the six months ended June 30, 2017, which included net proceeds from an equity issuance of approximately $24.2 million, offset by $0.5 million in payments on our existing equipment financing obligations and notes payable and $0.2 million in deferred financing fees.

Credit Facility
On December 8, 2016, we entered into a $45 million 3-year senior secured revolving credit facility under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). This credit facility was amended: (i) on April 8, 2018, to increase the Company's total borrowing capacity to $60 million; and (ii) on July 13, 2018, to (A) increase the limit on the Company's ability to sell, transfer or dispose of assets, subject to certain considerations from an aggregate amount of $25 million to $55 million, (B) increase the limit on the Company's ability to incur capital lease obligations from an aggregate principal amount of $15 million to $30 million and (C) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement. We refer to the revolving credit facility under the Credit Agreement, as amended in the manner set forth above, as the “Facility”.
Substantially all of our assets are pledged as collateral under the Credit Agreement. The Facility expires on December 8, 2019. As of June 30, 2018, we had $15 million in total undrawn availability under the Facility.
The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of June 30, 2018 and December 31, 2017, we were in compliance with all covenants.
Capital Requirements
As of June 30, 2018, we had commitments related to certain expansion and replacement capital projects of approximately $29.2 million. We expect to spend approximately $125 million to $135 million during 2018, excluding any additional acquisitions, which are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these expansion capital expenditures with cash from operations, equipment financing options available to the Company and potential borrowings under the Facility.  This amount also includes the acquisition of Quickthree, for which we paid $30 million at closing and expect to spend approximately $10 million to manufacture initial systems for deployment.
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
Contractual Obligations
As of June 30, 2018, we had contractual obligations for the Facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars and operating equipment. As part of the acquisition of substantially all of the assets of Quickthree on June 1, 2018, we recorded a $9.2 million contingent consideration liability related to certain earn-out provisions included in the terms of the acquisition. There has been no change to the value of the liability as of June 30, 2018.
In the six months ended June 30, 2018, we entered into certain long-term land leases for potential development in Texas.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $8.6 million at June 30, 2018 and December 31, 2017.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation activities are limited to non-winter months and our wet sand processing activities are substantially limited during winter months. As a consequence, historically we experience lower cash operating costs in the first and fourth quarter of each calendar year. We may also sell raw frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.
Customer Concentration
For the six months ended June 30, 2018, sales to Rice Energy, Liberty, WPX Energy and US Well Services accounted for 22.0%, 18.7%, 13.9%, and 10.7%, respectively, of total revenue. For the six months ended June 30, 2017, sales to Rice Energy, Weatherford, Liberty and US Well Services accounted for 33.1%, 15.9%, 13.7% and 12.8%, respectively, of total revenue. The Weatherford contract has now been assigned to Schlumberger Technology Corp.
Critical Accounting Policies and Estimates

Except for the following, there have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2018.
Contingent Consideration

Our contingent consideration measured at fair value on a recurring basis is comprised of payments for production of silos and related equipment during the three-year period after the Quickthree acquisition. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. We estimate the fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, then discount the liabilities to present value. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved.

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
As of June 30, 2018, our Facility bears interest at our option at either:

•	LIBOR plus an applicable margin of 3.00% - 4.00% depending on the leverage ratio; or

•	ABR (as defined in the Credit Agreement), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio.
The Facility expires on December 8, 2019. The Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of June 30, 2018 and December 31, 2017, we had $45.0 million and $0, respectively, outstanding under the Facility, and we were in compliance with the financial covenants under the Facility on such dates.
We are exposed to interest rate risk resulting from changes in interest rates. Assuming no change in the balance outstanding, an increase of 100 basis points in the LIBOR interest rate curve would have an immaterial impact on interest expense for the year.
Credit Risk
A substantial portion of our revenue for the three months ended June 30, 2018 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which were negatively impacted by the downturn in activity in the oil and natural gas industry in recent years, and may be impacted again in the future if the oil and natural gas industry faces another activity downturn. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, as a result of our acquisition of Quickthree on June 1, 2018, certain revenues and expenses are transacted in Canadian dollars. Thus, revenues, operating expenses and the results of operations are impacted to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canadian dollar. During the six months ended June 30, 2018, the revenue and expenses transacted in Canadian dollars were immaterial to the results of operations; therefore, there was minimal impact on reported net income.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage.

The commercial success of our newly acquired sand storage operation depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of June 30, 2018, we had several patents related to our silo operations, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, third parties may challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

We may be adversely affected by disputes regarding intellectual property rights of third parties.

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our storage systems and related items may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

If we were to discover that our technologies or products infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. If our inability to obtain required licenses for our technologies or products prevents us from selling our products, that could adversely impact our financial condition and results of operations.

We currently rely on a limited number of suppliers for certain equipment and materials to build our systems, and our reliance on a limited number of suppliers for such equipment and materials exposes us to risks including price and timing of delivery.

We currently rely on a limited number of suppliers for equipment and materials to build our systems. If demand for our systems or the components necessary to build such systems increases or our suppliers for our equipment face financial distress or bankruptcy, our suppliers may not be able to provide such equipment on schedule at the current price or at all. In particular, steel is the principal raw material used in the manufacture of our systems, and the price of steel has historically fluctuated on a cyclical basis and will depend on a variety of factors over which we have no control, including trade tariffs. Additionally, we depend on a limited number of suppliers for certain mechanical and electrical components that we use in our systems which may not have direct replacements available from alternate suppliers. If our suppliers are unable to provide the raw materials and components needed to build our systems on schedule at the current price or at all, we could be required to seek other suppliers for the raw materials and components needed to build and operate our systems, which may adversely affect our revenues or increase our costs. Any inability to find alternative components at prices or with quality specifications similar to those deployed today could result in delays or a loss of customers.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate all aspects of our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change. In addition, certain customers require compliance with their internal safety protocols. Existing and potential customers consider the safety record of their third-party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur in connection with our business, the affected customer may seek to terminate, cancel or substantially reduce its business with us, which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if such potential customers elect not to engage us because they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or if we hire inexperienced personnel to bolster our staffing needs.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.

As we focus on growing our business, particularly as it relates to increasing our last-mile solutions, our business may become increasingly subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Litigation arising from our operations may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks.

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
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

2.1
Asset Purchase Agreement, dated as of May 8, 2018, by and among Quickthree Solutions Inc., certain shareholders of Quickthree Solutions Inc., Quickthree Technology, LLC, and Smart Sand, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2018)

3.1
Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.1
First Amendment to Credit Agreement and Incremental Assumption Agreement, dated as of April 6, 2018, among Smart Sand, Inc., as borrower, the subsidiaries of Smart Sand, Inc. party thereto, as guarantors, the lenders party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 12, 2018)

10.2
Form of Registration Rights Agreement by and between Quickthree Solutions Inc. and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2018)

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

Smart Sand Inc.

August 9, 2018	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

August 9, 2018	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)