Form 10-Q
period 2018-09-30
Smart Sand, Inc.
filed 2018-11-08
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
Commission file number 001-37936
SMART SAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1725 Hughes Landing Blvd, Suite 800
The Woodlands, Texas 77380	(281) 231-2660
(Address of principal executive offices)	(Registrant’s telephone number)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of common stock outstanding, par value $0.001 per share, as of November 1, 2018: 41,603,817

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,186	$34,740
Restricted cash	—	487
Accounts receivable	29,666	23,377
Unbilled receivables	1,424	1,192
Inventories	16,402	9,532
Prepaid expenses and other current assets	4,867	3,849
Total current assets	53,545	73,177
Property, plant and equipment, net	233,181	171,762
Intangible assets, net	19,398	—
Goodwill	16,935	—
Deferred financing costs, net	388	892
Other assets	3,455	971
Total assets	$326,902	$246,802
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,798	$26,123
Accrued and other expenses	16,394	7,576
Deferred revenue	4,030	—
Current portion of equipment financing obligations	8	572
Current portion of notes payable	—	288
Total current liabilities	31,230	34,559
Revolving credit facility, net	44,190	—
Deferred tax liabilities, long-term, net	20,497	13,239
Asset retirement obligation	8,654	8,982
Contingent consideration	7,100	—
Total liabilities	111,671	56,780
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,661,188 issued and 40,550,353 outstanding at September 30, 2018; 40,474,085 issued and 40,393,033 outstanding at December 31, 2017	40	40
Treasury stock, at cost, 110,835 and 81,052 shares at September 30, 2018 and December 31, 2017, respectively	(840)	(666)
Additional paid-in capital	161,375	159,059
Retained earnings	54,710	31,589
Accumulated other comprehensive loss	(54)	—
Total stockholders’ equity	215,231	190,022
Total liabilities and stockholders’ equity	$326,902	$246,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues	$63,146	$39,329	$160,222	$94,176
Cost of goods sold	40,595	26,297	110,686	67,360
Gross profit	22,551	13,032	49,536	26,816
Operating expenses:
Salaries, benefits and payroll taxes	3,232	1,838	8,595	5,702
Depreciation and amortization	501	148	1,165	377
Selling, general and administrative	3,512	2,275	10,208	6,592
Gain on contingent consideration	(2,100)	—	(2,100)	—
Total operating expenses	5,145	4,261	17,868	12,671
Operating income	17,406	8,771	31,668	14,145
Other income (expenses):
Interest expense, net	(758)	(114)	(1,438)	(340)
Other income	90	76	149	197
Total other expenses, net	(668)	(38)	(1,289)	(143)
Income before income tax expense	16,738	8,733	30,379	14,002
Income tax expense	4,613	1,686	7,258	3,354
Net income	$12,125	$7,047	$23,121	$10,648
Net income per common share:
Basic	$0.30	$0.17	$0.57	$0.27
Diluted	$0.30	$0.17	$0.57	$0.26
Weighted-average number of common shares:
Basic	40,541	40,384	40,483	40,145
Diluted	40,551	40,416	40,548	40,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$12,125	$7,047	$23,121	$10,648
Other comprehensive income:
Foreign currency translation adjustment	(130)	—	(54)	—
Comprehensive income	$11,995	$7,047	$23,067	$10,648
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	(54)
Vesting of restricted stock	177,464	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,133	—	—	2,133
Employee stock purchase plan compensation	—	—	—	—	56	—	—	56
Employee stock purchase plan issuance	9,639	—	—	—	127	—	—	127
Restricted stock buy back	(29,783)	—	29,783	(174)	—	—	—	(174)
Net income	—	—	—	—	—	23,121	—	23,121
Balance at September 30, 2018	40,550,353	$40	110,835	$(840)	$161,375	$54,710	$(54)	$215,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities:
Net income	$23,121	$10,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	12,141	5,210
Amortization of intangible assets	572	—
Asset retirement obligation settlement	(2,219)	—
Loss on disposal of assets	253	187
Amortization of deferred financing cost	223	339
Accretion of debt discount	180	—
Deferred income taxes	7,258	3,804
Stock-based compensation	2,133	1,378
Employee stock purchase plan compensation	56	19
Change in contingent consideration fair value	(2,100)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,386)	(15,148)
Unbilled receivables	(23)	(639)
Inventories	(5,170)	5,834
Prepaid expenses and other assets	(3,087)	(1,222)
Deferred revenue	4,030	(1,615)
Accounts payable	(2,517)	4,561
Accrued and other expenses	5,258	2,261
Income taxes payable	—	(7,058)
Net cash provided by operating activities	33,723	8,559
Investing activities:
Acquisition of businesses, net of cash acquired	(29,921)	—
Purchases of property, plant and equipment	(81,654)	(27,582)
Proceeds from disposal of assets	22	14
Net cash used in investing activities	(111,553)	(27,568)
Financing activities:
Repayments of notes payable	(288)	(282)
Payments under equipment financing obligations	(166)	(276)
Payment of deferred financing and debt issuance costs	(210)	(193)
Proceeds from revolving credit facility	71,500	—
Repayment of revolving credit facility	(27,000)	—
Proceeds from equity issuance	127	26,251
Payment of equity transaction costs	—	(2,083)
Purchase of treasury stock	(174)	(127)
Net cash provided by financing activities	43,789	23,290
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,041)	4,281
Cash and cash equivalents and restricted cash at beginning of year	35,227	47,534
Cash and cash equivalents and restricted cash at end of period	$1,186	$51,815
Supplemental disclosure of cash flow information
Cash paid for interest	$870	$145
Cash paid for taxes	$725	$7,657
Non-cash investing activities:
Contingent consideration	$9,200	$—
Asset retirement obligation	$1,561	$—
Non-cash financing activities:
Write-off of remaining balance of returned equipment under capital lease	$398	$194
Capitalized expenditures in accounts payable and accrued expenses	$7,920	$11,924
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1. Organization and Nature of Business
Smart Sand, Inc. and its subsidiaries (collectively, the “Company”) are headquartered in The Woodlands, Texas. The Company was incorporated in July 2011, and is a fully integrated frac sand services company, offering complete mine to wellsite solutions for our customers. The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and gas industry. The Company’s integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables the Company to process and cost effectively deliver products to its customers. The Company also offers logistics solutions to its customers through, among other things, its in-basin transloading terminal and wellsite storage capabilities.
The Company completed construction of the first phase of its mine and and processing facility in Oakdale, Wisconsin and commenced operations in July 2012, subsequently expanded its operations in 2014 and 2015 and substantially completed the expansion of annual processing capacity to approximately 5.5 million tons in May 2018.
On March 15, 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation. The Company paid consideration of $15,549 to acquire certain assets at the Van Hook terminal, and entered into a long-term lease agreement in connection with the transaction. On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., a manufacturer of portable vertical frac sand storage solution systems. The consideration consisted of approximately $30,000 of cash paid at closing and up to $12,750 in potential earn-out payments, which are to be paid as system components are built and made available for sale or lease over a three-year period.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

With the adoption of the standard, the consolidated financial statements are supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures regarding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgments used in the application of the guidance and transaction price allocation to remaining performance obligations.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Sand Sales Revenue
The Company derives its sand sales revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The Company’s sales are generally free carrier (“FCA”) at the origination point at the Company’s facility, with title passing as the product is loaded into railcars hired by the customer or provided by the Company and revenue being recognized when title transfers at the Company’s facility. For sand delivered in-basin to certain contract and spot-rate customers, the Company recognizes the revenue when title passes at the destination, delivery at terminal, (“DAT”). The amount invoiced reflects product, transportation and any other additional handling services, such as storage or transloading the product from railcar to truck.
Prices under the Company’s long-term agreements with customers are generally indexed to the Average Cushing Oklahoma WTI Spot Prices and contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if the Average Natural Gas Price or the Average Quarterly Mont Belvieu TX Propane Spot Price, respectively, as listed by the U.S. Energy Information Administration, are above or below the applicable benchmark set forth in the contract for the preceding calendar quarter.
Shortfall Payments
The Company’s shortfall revenues are based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or probable. For the three months ended September 30, 2018 and 2017, the Company recognized $1,426 and $1,169, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts. For the nine months ended September 30, 2018 and 2017, the Company recognized $2,094 and $1,244, respectively, of revenue for shortfall payments relating to minimum commitments under take-or-pay contracts.
Railcar Usage Revenue
Railcar usage revenue consists of revenue derived from the usage of the Company’s railcars by customers under long-term contracts or on an as-used basis. Based on the customer contract, the Company either recognizes revenue on the usage of railcars based on when the terms of the agreement state that the railcar is available to the customer for use, or based on a specified price per ton shipped. For the three months ended September 30, 2018 and 2017, the Company recognized $2,234 and $2,021, respectively, of railcar revenue. For the nine months ended September 30, 2018 and 2017, the Company recognized $6,126 and $5,605, respectively, of railcar revenue.
Transportation Revenue
Transportation revenue consists primarily of railway transportation and transload services to deliver products to customers. The Company’s transportation revenue fluctuates based on many factors, including the volume of product it transports and the distance between its plant and customers. Revenue generated from transportation was $14,796 and $13,925, respectively, for the three months ended September 30, 2018 and 2017. Revenue generated from transportation was $37,929 and $31,547, respectively, for the nine months ended September 30, 2018 and 2017.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

the railcars to fill customer orders for FCA origination point sales or when sand is received at the destination for FCA or DAT destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, though certain billing occurs in advance, resulting in contract assets and liabilities, respectively. In addition, the Company sometimes receives shortfall payments from its customers and recognizes the revenue once the rights of use are expired. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2018 were not materially impacted by any other factors.
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
Revenue recognized for the nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the year was $0. The deferred revenue balance at September 30, 2018 and December 31, 2017 was $4,030 and $0, respectively, and classified as a current liability in the accompanying condensed consolidated balance sheets.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally, the Company’s contracts include a single performance obligation that is separately identifiable, and therefore, distinct. Under ASC 606, the allocation of transaction price is not necessary if only one performance obligation is identified. The Company expects to recognize approximately 14% of this remaining performance obligation as revenue throughout the remainder of 2018 and expects to recognize the remaining 86% as revenue by 2022.
Revenue from sand sales are recognized at a point in time, either upon shipment or upon delivery, and accounted for 70% and 56% of the Company’s revenue for the three months ended September 30, 2018 and 2017, respectively, and for 71% and 59% of the Company’s revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue from railcar usage and transportation is recognized at a point in time, upon shipment, and accounted for 27% and 41% of revenue for the three months ended September 30, 2018 and 2017, respectively, and for 27% and 39% of revenue for the nine months ended September 30, 2018 and 2017, respectively.
Significant Judgments
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligation. The Company satisfies its performance obligation and subsequently recognizes revenue, at a point in time, upon shipment of the products as the customer obtains control over the goods once the sand is loaded into the railcars or sand is delivered to the customer’s destination. In the case of sand being delivered to customers, the transaction price is variable in nature and is directly tied to the Average Cushing Oklahoma WTI Spot Prices per barrel. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligation under ASC 606.
Costs to Obtain or Fulfill Contracts
The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. Under take-or-pay contracts, the Company provides sales team members with commissions at set per ton prices. These commissions are paid on a monthly basis, when and if the sand is taken by the customer. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at September 30, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of September 30, 2018. As a result, the Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the three and nine months ended September 30, 2018.
Accounts Receivable and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days from the date of invoice, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms are past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of September 30, 2018 and December 31, 2017, the Company determined no allowance for doubtful accounts was necessary. As of September 30, 2018 and December 31, 2017, no portion of unbilled revenue represents transactions included in deferred revenue.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from transportation was $23,128 and $15,390 for the three months ended September 30, 2018 and 2017, respectively. Cost of sales generated from transportation was $53,611 and $33,544 for the nine months ended September 30, 2018 and 2017, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs monthly physical inventory measurements to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the three and nine months ended September 30, 2018 and 2017, the Company had no write-down of sand inventory as a result of any lower of cost or net realizable value assessment.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.
Deferred Financing Charges
Direct costs incurred in connection with the Credit Facility (as defined in Note 11) have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Fees attributable to the lender and third parties of $1,372 were presented as components of deferred financing charges since there was no outstanding balance on the Credit Facility as of December 31, 2017. As of September 30, 2018, fees attributable to the lender of $728 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the consolidated balance sheets.
Amortization expense of the deferred financing charges of $85 and $116 is included in interest expense for the three months ended September 30, 2018 and 2017, respectively. Amortization expense of the deferred financing charges of $223 and $339 is included in interest expense for the nine months ended September 30, 2018 and 2017, respectively.
Accretion of debt discount of $65 and $0 is included in interest expense for the three months ended September 30, 2018 and 2017, respectively. Accretion of debt discount of $181 and $0 is included in interest expense for the nine months ended September 30, 2018 and 2017, respectively.

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

Years
Land improvements	10
Plant and buildings	5-15
Real estate properties	10-40
Railroad and sidings	30
Vehicles	3-5
Machinery, equipment and tooling	3-15
Wellsite storage solutions	5-15
Furniture and fixtures	3-10
Deferred stripping costs	3

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
Acquisitions
The Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, contingent considerations and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and expenses acquisition-related costs and fees associated with business combinations in the period in which they are incurred.
Long-Lived Assets, Including Definite-Lived Intangible Assets
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Goodwill and Other Indefinite-Lived Intangible Assets
The Company conducts its evaluation of goodwill and other indefinite-lived intangible assets at the reporting unit level on an annual basis as of December 31 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Prior to performing an impairment test, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that an impairment is more likely than not, the Company performs a quantitative comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its implied fair value.
Fair Value Measurements
The Company has categorized its assets and liabilities that are measured at fair value on a recurring and non-recurring basis into a three-level fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

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
Contingent Consideration
The Company’s contingent consideration is measured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the Quickthree acquisition (Note 4). Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company used a probability-weighted average between 9 and 63 manufactured fleets over the earnout period, as the basis of its fair value determination. The actual contingent consideration could vary from the determined amount based on the actual number of silos and related equipment produced and the timing thereof. The Company estimates the fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.
The fair value of the Company’s financial instruments carried at fair value were as follows:

	September 30, 2018	Level 1	Level 2	Level 3
Contingent consideration	$7,100	$—	$—	$7,100
Total liabilities	$7,100	$—	$—	$7,100
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2018:

Balance as of January 1, 2018	$—
Contingent consideration pursuant to acquisition	9,200
Payment of contingent consideration	—
Unrealized gain	(2,100)
Balance as of September 30, 2018	$7,100

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Stock-Based Compensation
The Company issues restricted stock to certain employees and members of the board of directors of the Company (the “Board”) for their services on the Board. The Company estimates the grant date fair value of each share of restricted stock at issuance. For awards subject to service-based vesting conditions, the Company recognizes, in the consolidated income statements, stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of the award on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are accounted for when they occur.
Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense, in the consolidated income statements, over the related service period. Once the Company’s shares became publicly traded on November 4, 2016, the Company began to use the actual market price of its shares as the grant date fair value for restricted stock awards.
Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. As a result of the Tax Reform Act, the Company recorded a tax benefit of approximately $8,500 due to a re-measurement of deferred tax assets and liabilities in the fourth quarter of 2017. The Company has finalized the accounting for the income tax effects of the Tax Reform Act.
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
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September 30, 2018 and December 31, 2017, there were no probable environmental matters.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Other Comprehensive Income
Other comprehensive income represents foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income during the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Foreign currency translation adjustments	Foreign currency translation adjustments
Beginning balance	$76	$—
Other comprehensive income before reclassifications	(130)	(54)
Amounts reclassed from accumulated other comprehensive income	—	—
Ending balance	$(54)	$(54)
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company’s operations and manage its business, including the recently acquired logistics assets and wellsite storage solutions business, as one operating segment. Substantially all long-lived assets of the Company reside in the United States.
Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,022 and 451 for each of the three months ended September 30, 2018 and 2017, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 646 and 252 for each of the nine months ended September 30, 2018 and 2017, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	40,541	40,384	40,483	40,145
Assumed conversion of restricted stock	10	32	65	112
Diluted weighted average common stock outstanding	40,551	40,416	40,548	40,257
Reclassification
Certain 2017 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previous reported net income.
Recent Accounting Pronouncements
Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions,

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operation or cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operation or cash flows.
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
Not yet adopted
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820)” (“ASU 2018-13”), which modifies disclosure requirements for fair value measurements by removing the disclosure of the valuation process for Level 3 fair value measurements, among other disclosure modifications. The guidance is effective for the Company beginning after December 15, 2019, although early adoption is permitted. Companies are permitted to remove or modify disclosures upon issuance while delaying adoption of the additional disclosures. The Company is currently evaluating the effects of ASU 2018-13 on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2017-12 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) (“ASU 2016-02”), which replaces the existing guidance in ASC 840, “Leases.” ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right of use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company intends to adopt ASU 2016-02 and its related updates using the transition practical expedients, which allows the Company to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right of use asset balances. The Company also intends to implement ASU 2016-02 using the optional transition method, which allows the Company to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company has implemented new accounting

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

software to facilitate the recording and reporting of lease transactions and balances. While the Company is still in the process of evaluating the impact of the adoption of ASU 2016-02 and its related updates on its consolidated financial statements, it expects to record material right of use assets and related liabilities on its consolidated balance sheet and add significant new disclosures in the notes to the financial statements, but it does not expect there to be a material impact on the other consolidated financial statements. However, the full effect of ASU 2016-02 cannot be determined until the end of 2018, as it will be affected by contracts executed through the remainder of the year.
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
Business Combination - Quickthree Solutions Inc.
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., a manufacturer of portable vertical frac sand storage solution systems.
The aggregate purchase price consisted of approximately $30,000 cash paid at closing, subject to adjustment based upon Quickthree’s closing date working capital, and up to $12,750 in potential earn-out payments over a three-year period after closing. Payment of the earn-out is based upon the production of silos and related equipment during the earn-out period. The closing portion of the purchase price was paid using cash on hand and advances under the Company’s Credit Facility. The Company expects the earn-out portion of the purchase price to be paid using cash on hand, equipment financing options available to the Company and advances under the Company’s Credit Facility. Goodwill in this transaction is attributable to planned expansion into the wellsite storage solutions market, and is fully deductible for tax purposes.
The table below presents the calculation of the total purchase consideration:

Base price - cash	$30,000
Contingent consideration – earnout	9,200
Working capital adjustment	(122)
Total purchase consideration	$39,078

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The Company’s allocation of the purchase price in connection with the acquisition was calculated as follows.

	Fair Value	Useful Life (in years)
Assets Acquired
Accounts receivable	$112
Inventory	1,700
Prepaid expenses and other current assets	126
Total current assets acquired	$1,938
Property, plant and equipment	740
Customer relationships	270	1 year
Developed technology	18,800	13 years
Trade name	900	Indefinite
Goodwill	16,935
Other assets	225
Total non-current assets acquired	37,870
Total assets acquired	$39,808

Liabilities Assumed
Accounts payable	$331
Accrued and other expenses	399
Total liabilities assumed	730
Estimated fair value of net assets acquired	$39,078
Total acquisition costs for the Quickthree Solutions acquisition incurred during the three and nine months ended September 30, 2018 were $0 and $1,159, respectively, which are included in selling, general and administrative expense on the Company’s condensed consolidated income statements. During the quarter ended September 30, 2018, there were no changes to the allocation of the fair value of assets and liabilities acquired.
The Company determined the fair value of the contingent consideration to be $9,200 at June 1, 2018, the acquisition date and recorded it as a liability in the Company’s unaudited condensed consolidated balance sheets. Each reporting period, the Company reassesses its inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. For the three months ended September 30, 2018, the Company recorded an unrealized gain on contingent consideration in the amount of $2,100 on the condensed consolidated income statements, related the change in fair value of contingent consideration. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6. Inventories
Sand inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw material	$153	$298
Work in progress	8,927	7,825
Finished goods	3,582	832
Spare parts	1,649	577
Total sand inventory	$14,311	$9,532
Wellsite storage solutions inventory represents work in progress inventory related to existing arrangements at the time the Company acquired Quickthree and consisted of the following:

	September 30, 2018	December 31, 2017
Work in progress	$2,091	$—
Total wellsite storage solutions inventory	$2,091	$—

Total inventory	$16,402	$9,532
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following:

	September 30, 2018	December 31, 2017
Prepaid insurance	$103	$551
Prepaid expenses	1,914	1,112
Prepaid income taxes	1,750	1,382
Rail rebate receivables	477	776
Other receivables	623	28
Total prepaid expenses and other current assets	$4,867	$3,849

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8. Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2018	December 31, 2017
Machinery, equipment and tooling	$11,179	$7,802
Wellsite storage solutions	307	—
Vehicles	1,735	1,546
Furniture and fixtures	837	720
Plant and building	147,642	81,561
Real estate properties	4,441	4,432
Railroad and sidings	25,691	10,254
Land and land improvements	24,981	16,378
Asset retirement obligation	10,484	8,408
Mineral properties	10,074	9,878
Deferred mining costs	782	657
Construction in progress	32,363	56,493
	270,516	198,129
Less: accumulated depreciation and depletion	37,335	26,367
Total property, plant and equipment, net	$233,181	$171,762
Depreciation expense was $4,608 and $1,744 for the three months ended September 30, 2018 and 2017, respectively, and $11,751 and $5,094 for the nine months ended September 30, 2018 and 2017, respectively. Depletion expense was $31 and $12 for the three months ended September 30, 2018 and 2017, respectively, and $51 and $22 for the nine months ended September 30, 2018 and 2017, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the three and nine months ended September 30, 2018 and 2017.
9. Intangible Assets, Net and Goodwill
The following table summarizes the Company’s intangible assets as of September 30, 2018 and December 31, 2017:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination	Accumulated Amortization	Net Book Value at September 30, 2018
Developed technology	13	$—	$18,800	$482	$18,318
Customer relationships	1	—	270	90	180
Trade name	Indefinite	—	900	—	900
		$—	$19,970	$572	$19,398
The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. The weighted-average remaining useful life for the intangible assets is 12.5 years. Amortization expense related to the purchased intangible assets was $289 and $572 for the three and nine months ended September 30, 2018, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The table below reflects the future estimated amortization expense for amortizable intangible assets as of September 30, 2018.

Twelve Month Period Ending September 30,
2019	$1,626
2020	1,446
2021	1,446
2022	1,446
2023	1,446
Thereafter	11,088
Total	$18,498
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The following table summarizes the Company’s goodwill as of September 30, 2018:

Total Goodwill
Balance at January 1, 2018	$—
Goodwill attributable to Quickthree Solutions, Inc. acquisition	16,935
Balance at September 30, 2018	$16,935
10. Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2018	December 31, 2017
Employee related expenses	$2,599	$667
Accrued construction related expenses	5,299	2,197
Accrued legal expenses	43	90
Accrued professional fees	430	529
Accrued royalties	1,497	206
Accrued freight and delivery charges	2,849	2,197
Accrued real estate tax	731	—
Accrued utilities	329	176
Accrued interest	223	—
Sales tax liability	134	19
Deferred rent	750	861
Other accrued liabilities	1,510	634
Total accrued liabilities	$16,394	$7,576
11. Credit Facility
On December 8, 2016, the Company entered into a $45,000 three-year senior secured revolving credit facility (the “Credit Facility”) under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). Substantially all of the assets of the Company are pledged as collateral under the Credit Facility. The Credit Facility expires on December 8, 2019. On April 8, 2018, the Credit Facility was amended to increase the Company’s total borrowing capacity under the Credit Facility to $60,000. The amendment was considered a modification of the Credit Facility. On July 13, 2018, the Credit Facility was amended to (i) increase the limit on the Company’s ability to sell, transfer or dispose of assets, subject to certain considerations, from an aggregate amount of $25,000 to $55,000, (ii) increase the limit on the Company’s ability to incur capital lease obligations from an aggregate principal amount of $15,000 to $30,000 and (iii) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement.
The Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio, as defined in the Credit Agreement. As of September 30, 2018 and December 31, 2017, $44,500 and $0, respectively, were outstanding under the Credit

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Facility and the Company was in compliance with all covenants. As of September 30, 2018, the total undrawn availability was $15,500.
As of September 30, 2018, fees attributable to the lender of $728 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the balance sheet.

	September 30, 2018	December 31, 2017
Revolving credit facility	$44,500	$—
Less: Debt discount, net	(310)	—
Revolving credit facility, net	$44,190	$—
12. Equipment Lease Obligations
The Company entered into various lease arrangements to lease equipment. Equipment cost of $50 has been capitalized and included in the Company’s property, plant and equipment as of September 30, 2018 and December 31, 2017, respectively. Depreciation expense under lease assets was approximately $3 and $73 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense under lease assets was approximately $113 and $219 for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the remaining minimum lease payment for equipment lease obligations is $8, which is due within one year.
13. Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $8,654 as of September 30, 2018. The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2017	$8,982
Additions and revisions of prior estimates	1,561
Accretion expense	330
Settlement of liability	(2,219)
Balance at September 30, 2018	$8,654
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
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of equity awards of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the board and consultants of the Company. Together the 2012 Plan and the 2016 Plan are referenced to as the “Plans”.
During the nine months ended September 30, 2018 and 2017, 742 and 353 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $3.03 - $19.00. The shares vest over one to five years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $873 and $618 of compensation expense for the restricted stock during the three months ended September 30, 2018 and 2017, respectively. The Company recognized, in operating expenses on the consolidated income statements, $2,133 and $1,378 of compensation expense for the restricted stock during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company had unrecognized compensation expense of $6,040 related to granted but unvested stock awards, which is to be recognized as follows:

2019	$2,900
2020	1,980
2021	891
2022	269
$6,040

The following table summarizes restricted stock activity under the Plans from December 31, 2017 through September 30, 2018:

	Number of Shares	Weighted Average
Unvested, December 31, 2017	534	$11.27
Granted	742	$6.61
Vested	(177)	$(12.15)
Forfeited	(37)	$(12.64)
Unvested, September 30, 2018	1,062	$9.86
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
15. Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year to date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended September 30, 2018 and 2017, the effective tax rate was approximately 27.6% and 19.3%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the nine months ended September 30, 2018 and 2017, the effective tax rate was approximately 23.9% and 24.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, among other items. The difference in the effective tax rate relative to the statutory rate was primarily due to the change in the forecasted pretax income between quarters relative to the projected modifications to the tax rate during the three and nine months ended September 30, 2018 and a benefit related to the domestic production activities deduction and stock-based compensation during the three and nine months ended September 30, 2017. For the year of 2018, the Company will record a net operating loss for tax purposes due to the significant amount of capital expenditures, which are eligible for 100% expensing available under the Tax Reform Act.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At September 30, 2018 and December 31, 2017, based on the Company’s future income projections, management determined it was more

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of September 30, 2018 and December 31, 2017, the Company determined no valuation allowance was necessary.

The Company has evaluated its tax positions taken as of September 30, 2018 and December 31, 2017 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017. The Company is open to examination by taxing authorities since incorporation.
16. Concentrations
As of September 30, 2018, three customers accounted for 74% of the Company’s total accounts receivable. As of December 31, 2017, three customers accounted for 49% of the Company’s total accounts receivable.
During the three months ended September 30, 2018, 82% of the Company’s revenues were earned from five customers. During the three months ended September 30, 2017, 64% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2018, 55% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2017, 74% of the Company’s revenues were earned from four customers.
As of September 30, 2018, one vendor accounted for 18% of the Company’s accounts payable.  As of December 31, 2017, two vendors accounted for 28% of the Company’s accounts payable.
During the three months ended September 30, 2018, three suppliers accounted for 58% of the Company’s cost of goods sold. During the three months ended September 30, 2017, one supplier accounted for 56% of the Company’s cost of goods sold. During the nine months ended September 30, 2018, two suppliers accounted for 44% of the Company’s cost of goods sold. During the nine months ended September 30, 2017, one supplier accounted for 53% of the Company’s cost of goods sold.
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
17. Related Party Transactions
The Company reimbursed Clearlake Capital Partners II (Master), L.P. $5 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $28 and $39 for the nine months ended September 30, 2018 and 2017, respectively, for certain out of pocket and other expenses in connection with certain management and administrative support services provided.

18. Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain operating leases, minimum royalty payments for our leased properties in West Texas, and rental agreements for railcars, office space, and other equipment. Future minimum annual commitments under such operating leases at September 30, 2018 are as follows:

Twelve Month Period Ending September 30,
2019	$17,382
2020	11,818
2021	9,937
2022	6,447
2023	4,430
Thereafter	36,075
Total	$86,089
Expense related to operating leases and rental agreements was $3,965 and $2,677 for three months ended September 30, 2018 and 2017, respectively. Expense related to operating leases and rental agreements was $10,658 and $6,744 for the nine months ended September 30, 2018 and 2017, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Lease expense related to railcars is included in cost of goods sold in the condensed consolidated income statements.
Litigation
The Company is periodically involved in litigation and claims incidental to its operation. Management believes that any pending litigation will not have a material impact to the Company’s financial position.
Required Capital
As of September 30, 2018, the Company has commitments related to its Oakdale facility, wellsite storage solutions systems and other expansion projects of approximately $23,000.
Consulting Agreements
On August 1, 2010, the Company entered into a consulting agreement related to the purchase of land with a third party. The third party acted as an agent for the Company to obtain options to purchase certain identified real property in Wisconsin, as well as obtain permits and approvals necessary to open, construct and operate a sand mining and processing facility on such real property. The third party’s compensation, which continues indefinitely, consists of reimbursement of certain expenses and $1,000 per each acre purchased as a closing fee. For the three months ended September 30, 2018 and 2017, the Company incurred no closing costs and expense reimbursements. For the nine months ended September 30, 2018 and 2017, the Company incurred $60 and $19 of closing costs and expense reimbursements, respectively.
The closing costs have been capitalized in property and equipment in the accompanying consolidated balance sheets when they relate to the acquisition of land.
In addition to the aforementioned fees, the third-party agreement provides for tonnage fees based upon mining operations. The payment of $0.50 per sold ton of certain grades of sand that have been mined and sold from the properties acquired under the consulting agreement continues indefinitely. The minimum annual tonnage fee is $200 per contract year, which runs from August 1 to July 31. During the three months ended September 30, 2018 and 2017, the Company incurred $225 and $133 related to tonnage fees, respectively. During the nine months ended September 30, 2018 and 2017, the Company incurred $593 and $362 related to tonnage fees, respectively. These costs are presented as operating expenses in the condensed consolidated income statement.
Bonds
The Company entered into a performance bond with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided a performance bond to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding $1,943 bond to assure performance under its agreement with a pipeline common carrier. As of September 30, 2018 and December 31, 2017, $0 and $487, respectively, of cash is being held as collateral related to the bond and is presented as restricted cash on the consolidated balance sheets. As of April 13, 2018, the Company no longer had any restrictions on cash.
19. Subsequent Events
The Company has evaluated events and transactions subsequent to the balance sheet date and through the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company is not aware of any other events or transactions that occurred subsequent to September 30, 2018 that would require recognition or disclosures in the consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2017. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2017. We use EBITDA, Adjusted EBITDA and contribution margin herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and contribution margin, see sections entitled “EBITDA and Adjusted EBITDA” and “Contribution Margin.” We define various terms to simplify the presentation of information in this Report.  References to “we,” “us,” “our” or the “Company” are to Smart Sand, Inc. and its consolidated subsidiaries. All share amounts are presented in thousands.
Overview
We are a fully integrated frac sand services Company, offering complete mine to wellsite solutions for our customers. We produce low-cost, high quality Northern White raw frac sand and provide our customers with frac sand logistics solutions from the mine to the wellsite. Northern White raw frac sand is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer logistics solutions to our customers through our in-basin transloading terminal and wellsite storage capabilities. We currently market our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies and sell our products under a combination of long-term take-or-pay contracts and spot sales in the open market. We believe that the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary portable wellsite storage solutions and the industry experience of our senior management team have positioned us as a highly attractive provider of raw frac sand from the mine to the wellsite.
We own and operate a raw frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 321 million tons of proven recoverable sand reserves as of December 31, 2017. We began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current wet and dry plant nameplate processing capacity at our Oakdale facility is approximately 5.5 million tons of raw frac sand per year. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver products to our customers.
Recent Developments
Wellsite Storage Solutions
On June 1, 2018, we acquired substantially all of the assets of Quickthree Solutions, Inc. (“Quickthree”), a manufacturer of portable vertical frac sand storage systems that provide wellsite storage solutions. The consideration for the transaction consisted of approximately $30.0 million in cash, which was paid at closing using cash on hand and advances under the Credit Facility (as defined below), and up to $12.8 million in potential earn-out payments, which are to be paid as system components are built and made available for sale or lease over a three-year period. We believe that this acquisition provides us with the technology, production capacity and management team to compete further in the logistics market and will provide us with an opportunity to expand our customer base by being able to offer logistics services all the way to the wellsite.
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

Market Trends
From 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a more stable market environment. During the third quarter of 2018, the demand for Northern White sand decreased, which we believe was due primarily to reduced takeaway capacity and increased availability of in-basin sand in the Permian basin and oil and natural gas companies reducing their spending in the latter portion of the year. Should these trends continue, we anticipate that our spot sales will continue at decreased rates through the remainder of 2018, however, we do not expect contractual terms under our long-term agreements to change materially for the remainder of 2018, although we may be subject to pricing pressures if overall pricing in the spot market continues to decrease.
GAAP Results of Operations
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues	$63,146	$39,329	$160,222	$94,176
Cost of goods sold	40,595	26,297	110,686	67,360
Gross profit	22,551	13,032	49,536	26,816
Operating expenses:
Salaries, benefits and payroll taxes	3,232	1,838	8,595	5,702
Depreciation and amortization	501	148	1,165	377
Selling, general and administrative	3,512	2,275	10,208	6,592
Gain on contingent consideration	(2,100)	—	(2,100)	—
Total operating expenses	5,145	4,261	17,868	12,671
Operating income	17,406	8,771	31,668	14,145
Other income (expenses):
Interest expense, net	(758)	(114)	(1,438)	(340)
Other income	90	76	149	197
Total other expenses, net	(668)	(38)	(1,289)	(143)
Income before income tax expense	16,738	8,733	30,379	14,002
Income tax expense	4,613	1,686	7,258	3,354
Net income	$12,125	$7,047	$23,121	$10,648
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues
Revenues were $63.1 million for the three months ended September 30, 2018, during which time we sold approximately 823,000 tons of sand. Revenues for the three months ended September 30, 2017 were $39.3 million, during which time we sold approximately 653,000 tons of sand. Revenues increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of higher sales volumes, including in-basin and spot sales, and higher average selling prices.
The key factors contributing to the increase in revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 were as follows:

•
Sand sales revenue increased to $44.2 million for the three months ended September 30, 2018 compared to $22.2 million for the three months ended September 30, 2017 due to increased sales volumes, including in-basin volumes, and higher average selling prices. Tons sold increased by approximately 26% due to increased exploration and production activity in the oil and natural gas industry through the third quarter of 2018, compared to the same period in 2017, despite reduced demand for spot sales in the later part of the three months ended September 30, 2018.

•
Average selling price per ton increased to $53.77 for the three months ended September 30, 2018 from $34.02 for the three months ended September 30, 2017 due to increased volumes, including in-basin volumes, and higher selling prices related to both increased spot prices and favorable price adjustments under certain of our take-or-pay contracts based upon the Average Cushing Oklahoma WTI Spot Prices.

•
We had $1.4 million contractual shortfall revenue for the three months ended September 30, 2018 and $1.2 million for the three months ended September 30, 2017. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•
Transportation revenue, which includes freight for certain mine gate sand sales and railcar usage, was approximately $17.0 million for the three months ended September 30, 2018 compared to $15.9 million for the three months ended September 30, 2017. The increase in transportation revenue was due to increased sales volumes in the third quarter of 2018 as compared to the same period in 2017.

Cost of Goods Sold
Cost of goods sold was $40.6 million and $26.3 million, or $49.33 and $40.27 per ton sold, for the three months ended September 30, 2018 and 2017, respectively. Cost of goods sold and per ton cost of goods sold increased for the three months ended September 30, 2018 as compared to the same period in 2017 due to higher sales volumes, which led to increased staffing, utilities and equipment expenses, and increased freight charges. Freight charges, which consist of transportation costs and railcar rental and storage expenses, were $25.4 million and $17.6 million for the three months ended September 30, 2018 and 2017, respectively. The $7.8 million increase in freight costs was primarily due to increased tons sold and increased in-basin activities. Additionally, we incurred $4.6 million and $1.9 million of operating labor costs for the three months ended September 30, 2018 and 2017, respectively. The $2.7 million increase in labor costs was primarily due to additional staffing to support the expanded operations at our Oakdale facility. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $4.6 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively.
Gross Profit
Gross profit was $22.6 million and $13.0 million for the three months ended September 30, 2018 and 2017, respectively. The increase in gross profit for the three months ended September 30, 2018 was primarily due to higher sales volumes, including in-basin sales, and higher average selling prices, partially offset by increased staffing, utilities and equipment expenses, along with increased freight charges from higher production volumes.
Operating Expenses
Operating expenses were $5.1 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $3.2 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively. The $1.4 million increase was primarily due to higher headcount in the third quarter of 2018 as compared to the same period in 2017. Selling, general and administrative expenses increased from $2.3 million for the three months ended September 30, 2017 to $3.5 million for the three months ended September 30, 2018, primarily as a result of additional royalty payments for land rights in Texas. We recorded an unrealized gain on contingent consideration in the amount of $2.1 million for the three months ended September 30, 2018, for our acquisition of Quickthree.
Interest Expense
We incurred $0.8 million and $0.1 million of net interest expense for the three months ended September 30, 2018 and 2017, respectively. The increase in interest expense for the three months ended September 30, 2018 was primarily due to borrowings under the Credit Facility to fund acquisition activity.
Income Tax Expense
For the three months ended September 30, 2018 and 2017, our effective tax rate was approximately 27.6% and 19.3%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. Our effective tax rate for the three months ended September 30, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications for income tax credits, among other items. The computation for the three months ended September 30, 2017 also included a benefit related to share-based compensation and the domestic production activities deduction, which was repealed for tax years beginning after January 1, 2018 under the Tax

Reform Act. For the year of 2018, we will record a net operating loss for tax purposes due to the significant amount of capital expenditures, which are eligible for 100% expensing available under the Tax Reform Act.
Net Income
Net income was $12.1 million and $7.0 million for the three months ended September 30, 2018 and 2017. The increase in net income for the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to increased sales volumes and favorable pricing trends, partially offset by increased operating expenses and interest expense.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues
Revenues were $160.2 million for the nine months ended September 30, 2018, during which time we sold approximately 2,384,000 tons of sand. Revenues for the nine months ended September 30, 2017 were $94.2 million, during which time we sold approximately 1,743,000 tons of sand. Revenues increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of higher sales volumes, including in-basin and spot sales, and higher average selling prices.
The key factors contributing to the increase in revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 were as follows:

•
Sand sales revenue increased to $113.6 million for the nine months ended September 30, 2018 compared to $55.8 million for the nine months ended September 30, 2017 due to increased sales volumes and higher average selling prices. Tons sold increased by approximately 37% due to increased exploration and production activity in the oil and natural gas industry for the nine months of 2018, compared to the same period in 2017, despite reduced demand for spot sales in the later part of the three months ended September 30, 2018.

•
Average selling price per ton increased to $47.66 for the nine months ended September 30, 2018 from $32.02 for the nine months ended September 30, 2017 due to increased volumes, including in-basin volumes, and higher selling prices related to both increased spot prices and favorable price adjustments under certain of our take-or-pay contracts based upon the Average Cushing Oklahoma WTI Spot Prices.

•
We had $2.1 million contractual shortfall revenue for the nine months ended September 30, 2018 and $1.2 million for the nine months ended September 30, 2017, respectively. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract once payment is received or reasonably assured.

•
Transportation revenue, which includes freight for certain mine gate sand sales and railcar usage, was approximately $44.1 million for the nine months ended September 30, 2018 compared to $37.1 million for the nine months ended September 30, 2017. The increase in transportation revenue was due to the increased sales volumes in the nine months ended September 30, 2018 as compared to the same period in 2017 as a result of increased exploration and production activity in the oil and natural gas industry.

Cost of Goods Sold
Cost of goods sold was $110.7 million and $67.4 million, or $46.43 and $38.65 per ton sold, for the nine months ended September 30, 2018 and 2017, respectively. Cost of goods sold and per ton cost of goods sold increased for the nine months ended September 30, 2018 as compared to the same period in 2017 due to higher sales volumes, which led to increased staffing, utilities and equipment expenses, and increased freight charges. Freight charges, which consist of transportation costs and railcar rental and storage expense, were $62.5 million and $39.7 million for the nine months ended September 30, 2018 and 2017, respectively. The $22.8 million increase in freight costs was due primarily to increased tons sold and increased in-basin activities. Additionally, we incurred $13.5 million and $6.1 million of operating labor costs for the nine months ended September 30, 2018 and 2017, respectively. The $7.5 million increase in labor costs was due to additional staffing to support the expansion of the Oakdale facility and its operations. Depreciation, depletion and accretion of asset retirement obligation included in cost of goods sold were $11.5 million and $4.8 million, respectively, for the nine months ended September 30, 2018 and 2017.

Gross Profit
Gross profit was $49.5 million and $26.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in gross profit for the nine months ended September 30, 2018 was primarily due to higher sales volumes, including in-basin and spot sales, and higher average selling prices, partially offset by increased staffing, utilities and equipment expenses, along with increased freight charges.
Operating Expenses
Operating expenses were $17.9 million and $12.7 million for the nine months ended September 30, 2018 and 2017, respectively. Operating expenses are primarily comprised of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were $8.6 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively. The approximate $2.9 million increase was primarily due to additional headcount and stock compensation grants in the nine months ended September 30, 2018 as compared to the same period in 2017. Selling, general and administrative expenses increased from $6.6 million for the nine months ended September 30, 2017 to $10.2 million for the nine months ended September 30, 2018, primarily as a result of acquisition-related costs and royalty payments relating to our Texas land leases. We recorded an unrealized gain on contingent consideration in the amount of $2.1 million for the nine months ended September 30, 2018, for our acquisition of Quickthree.
Interest Expense
We incurred $1.4 million and $0.3 million of net interest expense for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense for the nine months ended September 30, 2018 was primarily due to borrowings under the Credit Facility to fund acquisition activity.
Income Tax Expense
For the nine months ended September 30, 2018 and 2017, our effective tax rate was approximately 23.9% and 24.0%, respectively, based on the statutory federal rate net of discrete federal and state taxes. Our effective tax rate for the nine months ended September 30, 2018 benefited from the decrease in the U.S. statutory tax rate from 35.0% in the prior year to 21.0% in the current period as a result of the Tax Reform Act that was enacted on December 22, 2017. The computation of the effective tax rate includes modifications for income tax credits, among other items. The computation for the nine months ended September 30, 2017 also included a benefit related to share-based compensation and the domestic production activities deduction, which was repealed for tax years beginning after January 1, 2018 under the Tax Reform Act. For the year of 2018, we will record a net operating loss for tax purposes due to the significant amount of capital expenditures, which are eligible for 100% expensing available under the Tax Reform Act.
Net Income
Net income was $23.1 million for the nine months ended September 30, 2018 compared to net income of $10.6 million for the nine months ended September 30, 2017. The increase in net income for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to the increased sales volumes and favorable pricing trends, partially offset by increased operating expenses and interest expense.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and contribution margin are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA and gross profit is the GAAP measure most directly comparable to contribution margin. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or contribution margin in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and contribution margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
EBITDA and Adjusted EBITDA
We define EBITDA as net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense; (iii) interest expense; and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions; (iii) equity compensation; (iv) acquisition and development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out and contingent consideration obligations; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	our ability to incur and service debt and fund capital expenditures;

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods or capital structure; and

•	our debt covenant compliance, as Adjusted EBITDA is a key component of critical covenants to the Credit Facility.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$12,125	$7,047	$23,121	$10,648
Depreciation, depletion and amortization	4,929	1,756	12,374	5,116
Income tax expense	4,612	1,686	7,258	3,354
Interest expense	760	172	1,489	526
Franchise taxes	54	70	383	308
EBITDA	$22,480	$10,731	$44,625	$19,952
Loss on sale of fixed assets (1)	253	30	253	187
Integration and transition costs (2)	—	16	—	16
Equity compensation (3)	791	516	1,950	1,157
Acquisition and development costs (4)	(1,723)	79	(480)	79
Cash charges related to restructuring and retention (5)	198	239	562	239
Non-cash charges (6)	139	20	328	61
Adjusted EBITDA	$22,138	$11,631	$47,238	$21,691

(1)	Includes losses related to the sale and disposal of certain assets in property, plant and equipment.

(2)	Includes integration and transition costs associated with specified transactions.

(3)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

(4)
Represents costs incurred related to the business combinations and current development project activities. The three and nine months ended September 30, 2018 include $2.1 million of gain on contingent consideration, partially offset during the nine months ended September 30, 2018 by $1.2 million of costs related to the acquisition of Quickthree.

(5)	Represents costs associated with the retention and relocation of employees.

(6)	Represents accretion of asset retirement obligations.
____________________

Adjusted EBITDA was $22.1 million for the three months ended September 30, 2018 compared to $11.6 million for the three months ended September 30, 2017, and $47.2 million for the nine months ended September 30, 2018 compared to $21.7 million for the nine months ended September 30, 2017. The increase in Adjusted EBITDA for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, was primarily due to higher volumes sold and higher average selling prices, partially offset by increased transportation and labor costs.
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
Historically, we have reported production costs and production cost per ton as non-GAAP financial measures. As we expand our logistics activities and continue to sell sand closer to the wellhead, our sand production costs will only be a portion of our overall cost structure.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$63,146	$39,329	$160,222	$94,176
Cost of goods sold	40,595	26,297	110,686	67,360
Gross profit	22,551	13,032	49,536	26,816
Depreciation, depletion, and accretion of asset retirement obligations	4,567	1,628	11,539	4,799
Contribution margin	$27,118	$14,660	$61,075	$31,615
Contribution margin per ton	$32.95	$22.45	$25.62	$18.14
Total tons sold	823	653	2,384	1,743
Contribution margin was $27.1 million and $14.7 million, or $32.95 and $22.45 per ton sold, for the three months ended September 30, 2018 and 2017, respectively. Contribution margin was $61.1 million and $31.6 million, or $25.62 and $18.14 per ton sold, for the nine months ended September 30, 2018 and 2017, respectively. The increase in contribution margin and contribution margin per ton sold for the three and nine months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily due to the increased sales volumes and favorable pricing trends, despite reduced demand for spot sales in the later part of the three months ended September 30, 2018.
Working Capital
The following table presents the components of our working capital as of September 30, 2018 compared to December 31, 2017.

	September 30,	December 31,
	2018	2017
	(in thousands)
Total current assets	$53,545	$73,177
Total current liabilities	31,230	34,559
Working capital	$22,315	$38,618

Our working capital surplus was $22.3 million at September 30, 2018 compared to a working capital surplus of $38.6 million at December 31, 2017.  The decrease in our working capital surplus was primarily due to capital expenditure projects in the first half of 2018, which resulted in additional cash outflows, partially offset by increased collection of revenues during the nine months ended September 30, 2018.
Liquidity and Capital Resources
Our primary sources of liquidity are funds generated through operations and the Credit Facility.
Summary Cash Flows for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$33,723	$8,559
Net cash used in investing activities	$(111,553)	$(27,568)
Net cash provided by financing activities	$43,789	$23,290
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $33.7 million for the nine months ended September 30, 2018, compared to $8.6 million provided by operating activities for the nine months ended September 30, 2017. Operating cash flows include net income of $23.1 million and $10.6 million in net earnings generated from the sale of raw frac sand to our customers in the nine months ended September 30, 2018 and 2017, respectively, offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital to the extent they are positive or negative.
Net Cash Used in Investing Activities
Net cash used in investing activities was $111.6 million for the nine months ended September 30, 2018 compared to $27.6 million used in investing activities for the nine months ended September 30, 2017. The $84.0 million increase was primarily the result of an increase in capital expenditures related to the expansion of our processing facilities in Oakdale, Wisconsin and our acquisitions of the Van Hook terminal and Quickthree.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $43.8 million for the nine months ended September 30, 2018, which consisted primarily of proceeds from borrowings of $71.5 million under the Credit Facility in March and June 2018, offset by $27.0 million in payments of borrowings under the Credit Facility and $0.5 million in payments on equipment financing obligations and notes payable.
Net cash provided by financing activities was $23.3 million for the nine months ended September 30, 2017, which included net proceeds from an equity issuance of approximately $24.2 million, offset by $0.6 million in payments on our existing equipment financing obligations and notes payable and $0.2 million in deferred financing fees.
Credit Facility
On December 8, 2016, we entered into a $45 million 3-year senior secured revolving credit facility under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). This credit facility was amended: (i) on April 8, 2018, to increase our total borrowing capacity to $60 million; and (ii) on July 13, 2018, to (A) increase the limit on our ability to sell, transfer or dispose of assets, subject to certain considerations from an aggregate amount of $25 million to $55 million, (B) increase the limit on our ability to incur capital lease obligations from an aggregate principal amount of $15 million to $30 million and (C) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement. We refer to the revolving credit facility under the Credit Agreement, as amended in the manner set forth above, as the “Credit Facility”.
Substantially all of our assets are pledged as collateral under the Credit Agreement. The Credit Facility expires on December 8, 2019. As of September 30, 2018, we had $15.5 million in total undrawn availability under the Credit Facility.
The Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of September 30, 2018 and December 31, 2017, we were in compliance with all covenants.

Capital Requirements
As of September 30, 2018, we had commitments related to certain expansion and replacement capital projects of approximately $23 million, including approximately $9 million for the manufacture of wellsite storage solutions systems. We expect full year spending on capital projects to be approximately $125 million to $135 million during 2018, excluding any additional acquisitions, which are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. This amount also includes the acquisition of Quickthree, for which we paid $30 million at closing. We expect to fund these expansion capital expenditures with cash from operations, equipment financing options available to us, potential borrowings under the Credit Facility or through a refinancing of the existing Credit Facility.
Share Repurchases
The Company is authorized to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve month period following the announcement of the share repurchase program.     The share repurchases may occur from time to time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The Company expects to fund these share repurchases with cash from operations and potential borrowings under the credit facility. The program allows the Company to repurchase its shares at its discretion. Market conditions, price, corporate and regulatory requirements, alternative investment opportunities, and other economic conditions will influence the timing of the buyback and the number of shares repurchased. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable securities laws and other legal requirements, may be suspended or terminated at any time without prior notice. There were no share repurchases during the three or nine months ended September 30, 2018.
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
Contractual Obligations
As of September 30, 2018, we had contractual obligations for the Credit Facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars and operating equipment. As part of the acquisition of substantially all of the assets of Quickthree on June 1, 2018, we recorded a $9.2 million contingent consideration liability related to certain earn-out provisions included in the terms of the acquisition. Each reporting period, we reassess our inputs including market comparable information and management assessments regarding potential future scenarios, then discount the liabilities to present value. For the three months ended September 30, 2018, we recorded an unrealized gain in the amount of $2.1 million in selling, general and administrative expense on our condensed consolidated income statements, related to the change in fair value of contingent consideration. This reduced our contingent consideration liability to $7.1 million as of September 30, 2018.
In the nine months ended September 30, 2018, we entered into certain long-term land leases for potential development in Texas.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $8.6 million at September 30, 2018 and December 31, 2017.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and wet sand processing activities are limited during winter months. As a consequence, historically we experience lower cash operating costs in the first and fourth quarter of each calendar year. We may also sell raw frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration
For the nine months ended September 30, 2018, sales to Rice Energy, Liberty and WPX Energy accounted for 21.9%, 20.5%, and 12.7%, respectively, of total revenue. For the nine months ended September 30, 2017, sales to Rice Energy, Weatherford, Liberty and US Well Services accounted for 31.1%, 15.0%, 17.2% and 11.1%, respectively, of total revenue. The Weatherford contract has now been assigned to Schlumberger Technology Corp.
Critical Accounting Policies and Estimates
Except for the following, there have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2018.
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
As of September 30, 2018, the Credit Facility bears interest at our option at either:

•	LIBOR plus an applicable margin of 3.00% - 4.00% depending on the leverage ratio; or

•	ABR (as defined in the Credit Agreement), plus an applicable margin of 2.00% - 3.00%, depending on the leverage ratio.
The Credit Facility expires on December 8, 2019. The Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of September 30, 2018 and December 31, 2017, we had $44.5 million and $0, respectively, outstanding under the Credit Facility, and we were in compliance with the financial covenants under the Credit Facility on such dates.
We are exposed to interest rate risk resulting from changes in interest rates. Assuming no change in the balance outstanding, an increase of 100 basis points in the LIBOR interest rate curve would have an immaterial impact on interest expense for the year.
Credit Risk
A substantial portion of our revenue for the three months ended September 30, 2018 was generated through long-term take-or-pay contracts with four customers. Our customers are oil and natural gas producers and oilfield service providers, all of which were negatively impacted by the downturn in activity in the oil and natural gas industry in recent years, and may be impacted again in the future if the oil and natural gas industry faces another activity downturn. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, as a result of our acquisition of Quickthree on June 1, 2018, certain revenues and expenses are transacted in Canadian dollars. Thus, revenues, operating expenses and the results of operations are impacted to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canadian dollar. During the nine months ended September 30, 2018, the revenue and expenses transacted in Canadian dollars were immaterial to the results of operations; therefore, there was minimal impact on reported net income.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
As of the date of this Report, there have been no material changes in the risk factors previously included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.1*	Third Amendment to Master Product Purchase Agreement, dated effective as of April 1, 2018, by and between the Company and Schlumberger Technology Corporation

10.2
Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of July 13, 2018, among Smart Sand, Inc., as borrower, the subsidiaries of Smart Sand, Inc. party thereto, as guarantors, the lenders party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July, 2018)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.

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

Smart Sand Inc.

November 8, 2018	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

November 8, 2018	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)