Form 10-Q
period 2019-03-31
Smart Sand, Inc.
filed 2019-05-07
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Number of shares of common stock outstanding, par value $0.001 per share, as of April 30, 2019: 40,967,667

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“Credit Agreement”, “Credit Facility”
On December 8, 2016, the Company entered into a $45 million 3-year senior secured revolving credit facility under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). This credit facility was amended: (i) on April 8, 2018, to increase our total borrowing capacity to $60 million; (ii) on July 13, 2018, to, among other things, (A) increase the limit on our ability to sell, transfer or dispose of assets, subject to certain considerations from an aggregate amount of $25 million to $55 million, (B) increase the limit on our ability to incur capital lease obligations from an aggregate principal amount of $15 million to $30 million, and (C) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement; and (iii) on February 22, 2019, to, among other things (A) extend the maturity date to June 30, 2020, and (B) decrease our total borrowing capacity to $50 million by December 31, 2019 (“Credit Facility”).

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FCA”, “DAT”, “DAP”	Free Carrier, Delivered at Terminal, Delivered at Place, respectively, Incoterms 2010.

“FASB”, “ASU”, “ASC”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, respectively.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,369	$1,466
Accounts receivable, net	31,434	18,989
Unbilled receivables	8,081	7,823
Inventories	13,571	18,575
Prepaid expenses and other current assets	2,170	3,243
Total current assets	57,625	50,096
Property, plant and equipment, net	249,133	248,396
Operating right-of-use assets	34,329	—
Intangible assets, net	17,640	18,068
Other assets	3,613	3,732
Total assets	$362,340	$320,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,488	$11,336
Accrued and other expenses	11,003	8,392
Deferred revenue	5,005	4,095
Current portion of long-term debt	1,332	829
Current portion of operating lease liabilities	13,354	—
Total current liabilities	39,182	24,652
Long-term debt, net of current portion	51,296	47,893
Long-term operating lease liabilities, net of current portion	21,539	—
Long-term deferred tax liabilities, net	18,216	17,898
Asset retirement obligation	12,253	13,322
Contingent consideration	5,500	7,167
Total liabilities	147,986	110,932
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,725,196 issued and 40,020,447 outstanding at March 31, 2019; 40,673,513 issued and 39,974,478 outstanding at December 31, 2018	40	40
Treasury stock, at cost, 704,749 and 699,035 shares at March 31, 2019 and December 31, 2018, respectively	(2,862)	(2,839)
Additional paid-in capital	163,034	162,195
Retained earnings	54,310	50,277
Accumulated other comprehensive loss	(168)	(313)
Total stockholders’ equity	214,354	209,360
Total liabilities and stockholders’ equity	$362,340	$320,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues	$51,775	$42,628
Cost of goods sold	40,605	35,413
Gross profit	11,170	7,215
Operating expenses:
Salaries, benefits and payroll taxes	2,710	2,573
Depreciation and amortization	676	188
Selling, general and administrative	2,800	3,101
Change in the estimated fair value of contingent consideration	(967)	—
Total operating expenses	5,219	5,862
Operating income	5,951	1,353
Other income (expenses):
Interest expense, net	(981)	(180)
Other income	37	34
Total other income (expenses), net	(944)	(146)
Income before income tax expense	5,007	1,207
Income tax expense	974	232
Net income	$4,033	$975
Net income per common share:
Basic	$0.10	$0.02
Diluted	$0.10	$0.02
Weighted-average number of common shares:
Basic	39,997	40,412
Diluted	39,997	40,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$4,033	$975
Other comprehensive income:
Foreign currency translation adjustment	145	—
Comprehensive income	$4,178	$975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three months ended March 31, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$50,277	$(313)	$209,360
Foreign currency translation adjustment	—	—	—	—	—	—	145	145
Vesting of restricted stock	30,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	—	790
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	20,954	—	—	—	40	—	—	40
Restricted stock buy back	(5,714)	—	5,714	(23)	—	—	—	(23)
Net income	—	—	—	—	—	4,033	—	4,033
Balance at March 31, 2019	40,020,447	$40	704,749	$(2,862)	$163,034	$54,310	$(168)	$214,354

Three months ended March 31, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Vesting of restricted stock	96,713	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	610	—	—	610
Employee stock purchase plan issuance	9,639	—	—	—	70	—	—	70
Restricted stock buy back	(8,822)	—	8,822	(54)	—	—	—	(54)
Net income	—	—	—	—	—	975	—	975
March 31, 2018	40,490,563	$40	89,874	$(720)	$159,739	$32,564	$—	$191,623
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities:
Net income	$4,033	$975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion of asset retirement obligation	6,152	3,294
Amortization of intangible assets	430	—
Asset retirement obligation settlement	(1,235)	(1,249)
(Gain) loss on disposal of assets	(25)	—
Amortization of deferred financing cost	63	60
Accretion of debt discount	145	56
Deferred income taxes	318	307
Stock-based compensation, net	790	610
Employee stock purchase plan compensation	9	—
Change in contingent consideration fair value	(967)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,445)	(4,314)
Unbilled receivables	(258)	986
Inventories	5,004	3,820
Prepaid expenses and other assets	1,129	(3,586)
Deferred revenue	909	872
Accounts payable	(2,501)	(7,587)
Accrued and other expenses	4,772	4,144
Net cash provided by (used in) operating activities	6,323	(1,612)
Investing activities:
Purchases of property, plant and equipment	(8,499)	(46,869)
Net cash used in investing activities	(8,499)	(46,869)
Financing activities:
Proceeds from the issuance of notes payable	2,021	—
Repayments of notes payable	(407)	—
Payments under equipment financing obligations	(22)	(70)
Payment of deferred financing and debt issuance costs	(830)	—
Proceeds from revolving credit facility	13,500	16,000
Repayment of revolving credit facility	(10,500)	—
Payment of contingent consideration	(700)	—
Proceeds from equity issuance	40	—
Purchase of treasury stock	(23)	(54)
Net cash provided by financing activities	3,079	15,876
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	903	(32,605)
Cash and cash equivalents at beginning of year	1,466	35,227
Cash and cash equivalents at end of period	$2,369	$2,622
Supplemental disclosure of cash flow information
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$2,285	$11,488
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
Smart Sand, Inc. and its subsidiaries are headquartered in The Woodlands, Texas. The Company was incorporated in July 2011, and is a fully integrated frac sand supply and services company, offering complete mine to wellsite logistics solutions. The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. Its integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables the Company to process and cost effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminal and wellsite proppant storage solution capabilities.
The Company completed construction of the first phase of its mine and processing facility in Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018 to the current annual processing capacity of approximately 5.5 million tons.
On March 15, 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin and began providing Northern White Sand in-basin in April 2018.
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc. (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. This proppant storage solution creates efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation.
NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the significant accounting policies disclosed in our 2018 Form 10-K. See our Form 10-K for a complete description of our significant accounting policies.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by accounting principles generally sccepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2018. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018.
Certain 2018 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Recent Accounting Pronouncements
Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and related amendments, which replaces the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 and its related updates using the optional transition practical expedients, which allow the Company to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right-of-use asset balances. The Company also used the optional transition method, which allows the Company to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. There was no adjustment made to the opening balance of retained earnings. The Company has implemented new accounting policies and software to facilitate the recording and reporting of lease transactions and balances. The Company recorded initial

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

operating right-of-use assets of $35,939 and related lease liabilities of $36,484 on its consolidated balance sheet on January 1, 2019. New disclosures are included in Note 9 to these interim financial statements.
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
Changes to Accounting Policies
Leases - Lessee
The Company uses leases primarily to procure certain office space, railcars and heavy equipment as part of its operations. The majority of its lease payments are fixed and determinable with certain of its lease payments containing immaterial variable payments based on the number of hours the equipment is used. Certain of its leases have options that allow for renewal at market rates, purchase at fair market value or termination of the lease. The Company must determine that it is reasonably certain that a lease option will be exercised for such an option to be included in the right-of-use asset or lease liability. The Company is not reasonably certain that any of its lease options will be exercised and, as such, has not included those options in its right-of-use assets or lease liabilities. Certain of its equipment leases contain residual value guarantees which guarantee various parts of heavy equipment will have a remaining life when the equipment is returned to the lessor. It is possible that the Company could owe additional amounts to the lessor upon return of equipment. There are no restrictions or covenants imposed by any of the Company's leases.
The Company evaluates contracts during the negotiation process and when they are executed to determine the existence of leases. A contract contains a lease when it conveys the right to use property, plant or equipment for a stated period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense on a straight-line basis over the term of the lease. The Company evaluates the classification of its leases at the commencement date and includes both lease and non-lease components in its calculation of consideration in the contract for all classes of operating leases.
The Company applies a single discount rate to all operating leases. The Company determined its incremental borrowing rate based on an average of collateralized borrowing rates offered by various lenders. The Company considered the nature of the assets and the life of the leases and determined that there is no significant difference in the incremental borrowing rate. See Note 9 — Leases for additional disclosures regarding the Company’s leasing activity.
Leases - Lessor
The Company manufactures equipment and offers for lease its wellsite proppant storage solutions. The Company negotiates the terms of its leases on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees, restrictions or covenants in its lease contracts and have, therefore, not been included in its accounting for the leases. There are currently no contracts in place that meet the definition of a lease.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 3 — Acquisitions
Asset Acquisition - Van Hook Crude Terminal, LLC
The acquisition of the assets of Van Hook Crude Terminal, LLC occurred on March 15, 2018. The Company acquired all of the rights, title, and interest in certain properties and assigned contracts for a total consideration of $15,549 in cash. The acquisition cost has been allocated to the Company’s fixed assets as set forth below.

Machinery, equipment and tooling	$1,478
Plant and building	1,407
Railroad and sidings	9,926
Land improvements	2,738
Total assets acquired	$15,549
Business Combination - Quickthree Solutions Inc.
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., a manufacturer of portable vertical frac sand storage solution systems.
The aggregate purchase price consisted of approximately $30,000 cash paid at closing, subject to adjustment based upon Quickthree’s closing date working capital, and up to $12,750 in potential earn-out payments over a three-year period after closing. Payment of the earn-out is based upon the production of silos and related equipment during the earn-out period. The closing portion of the purchase price was paid using cash on hand and advances under the Company’s Credit Facility. The Company expects the earn-out portion of the purchase price to be paid using cash on hand, equipment financing options available to the Company and advances under the Company’s Credit Facility. Goodwill in this transaction is attributable to planned expansion into the wellsite proppant storage solutions market, and is fully deductible for tax purposes. The table below presents the calculation of the total purchase consideration.

Base price - cash	$30,000
Contingent consideration – earnout	9,200
Working capital adjustment	(122)
Total purchase consideration	$39,078

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The Company’s allocation of the purchase price in connection with the acquisition was calculated as follows:

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
The purchase price allocation was considered complete as of December 31, 2018. There were no acquisition costs for the Quickthree acquisition during the three months ended March 31, 2019 and 2018.
The goodwill and trade name have been fully impaired as of December 31, 2018. The Company conducts its evaluation of goodwill at the reporting unit level on an annual basis as of December 31 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. All of the Company’s operations are in one reporting unit. The Company determined the fair value of its reporting unit using both a market multiples approach and the discounted cash flows method. In the second half of 2018, the Company saw a decline in demand for frac sand, consistent with the industry as a whole, which resulted in a decline in the Company’s stock price near the measurement date. The decline in the Company’s stock price near the measurement date and the relationship between the resulting market capitalization and the equity recorded on the Company’s balance sheet resulted in a full impairment of goodwill as of December 31, 2018.
Contingent Consideration
The Company determined the fair value of the contingent consideration to be $9,200 at June 1, 2018, the acquisition date and recorded it as a liability in the Company’s unaudited condensed consolidated balance sheets. Each reporting period, the Company reassesses its inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. For the three months ended March 31, 2019, the Company recorded an adjustment to the fair value of contingent consideration in the amount of $967 on the condensed consolidated income statements, related the change in fair value of contingent consideration. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
The Company’s contingent consideration is remeasured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the acquisition. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company used a probability-weighted average between 10 and 54 manufactured fleets over the earnout period, as the basis of its fair value determination. The actual contingent consideration could vary from the determined amount based on the actual number of silos and related equipment produced and the timing thereof. The Company estimates the

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. The Company’s financial instruments remeasured and carried at fair value were as follows:

	March 31, 2019	Level 1	Level 2	Level 3
Contingent consideration	$5,500	$—	$—	$5,500
Total liabilities	$5,500	$—	$—	$5,500
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2019.

Balance as of December 31, 2018	$7,167
Payment of contingent consideration	(700)
Fair value adjustment	(967)
Balance as of March 31, 2019	$5,500
NOTE 4 — Inventories
Sand inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw material	$978	$1,201
Work in progress	8,401	10,070
Finished goods	3,047	4,648
Spare parts	1,145	1,356
Total sand inventory	$13,571	$17,275
Wellsite proppant storage solutions inventory represents work in progress inventory related to existing arrangements at the time the Company acquired Quickthree and consisted of the following:

	March 31, 2019	December 31, 2018
Work in progress	$—	$1,300
Total wellsite proppant storage solutions inventory	$—	$1,300

Total inventory	$13,571	$18,575

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2019	December 31, 2018
Machinery, equipment and tooling	$15,327	$14,858
Wellsite proppant storage solutions	7,805	5,286
Vehicles	1,983	1,955
Furniture and fixtures	1,175	1,140
Plant and building	159,785	158,882
Real estate properties	4,621	4,601
Railroad and sidings	27,347	27,347
Land and land improvements	27,395	27,167
Asset retirement obligation	16,356	16,469
Mineral properties	10,075	10,075
Deferred mining costs	1,806	1,806
Construction in progress	24,027	21,619
	297,702	291,205
Less: accumulated depreciation and depletion	48,569	42,809
Total property, plant and equipment, net	$249,133	$248,396
Depreciation expense was $5,868 and $3,158 for the three months ended March 31, 2019 and 2018, respectively. Depletion expense was $5 and $2 for the three months ended March 31, 2019 and 2018, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the three months ended March 31, 2019 and 2018.
NOTE 6 — Intangible Assets, net
The following table summarizes the Company’s intangible assets as of March 31, 2019 and December 31, 2018:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Accumulated Amortization	Net Book Value at March 31, 2019
Developed technology	13	$18,800	$1,205	$17,595
Customer relationships	1	270	225	45
		$19,070	$1,430	$17,640
The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. The weighted-average remaining useful life for the intangible assets is 12.1 years. Amortization expense related to the purchased intangible assets was $430 for the three months ended March 31, 2019. The table below reflects the future estimated amortization expense for amortizable intangible assets as of March 31, 2019.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Remainder of 2019	$1,130
2020	1,446
2021	1,446
2022	1,446
2023	1,446
Thereafter	10,726
Total	$17,640
NOTE 7 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2019	December 31, 2018
Employee related expenses	$2,518	$1,894
Accrued construction related expenses	386	948
Accrued professional fees	569	465
Accrued royalties	1,855	1,780
Accrued freight and delivery charges	3,751	2,556
Accrued utilities	450	—
Deferred rent	—	712
Other accrued liabilities	1,474	37
Total accrued liabilities	$11,003	$8,392
NOTE 8 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2019	December 31, 2018
Finance leases	$92	$90
Notes payable	1,240	739
Total current portion of long-term debt	$1,332	$829
Long-term debt, net of current portion consists of the following:

	March 31, 2019	December 31, 2018
Credit Facility	$46,569	$44,255
Finance leases	523	547
Notes payable	4,204	3,091
Total long-term debt, net of current portion	$51,296	$47,893
Credit Facility
On February 22, 2019, we entered into an agreement with the existing lenders on the Credit Facility to, among other things, (i) extend the maturity date of the Credit Facility to June 30, 2020 and (ii) reduce the total capacity to $50,000 by December 31, 2019. The outstanding balance on the Credit Facility is included in long-term liabilities on our consolidated balance sheet at December 31, 2018. As of March 31, 2019 and December 31, 2018, $47,500 and $44,500, respectively, were outstanding under the Credit Facility and the Company was in compliance with all covenants. As of March 31, 2019, the total undrawn availability was $12,500.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

As of March 31, 2019 and December 31, 2018, gross deferred financing fees of $1,558 and $728 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of long-term debt on the consolidated balance sheet. Certain deferred financing costs incurred when there was no balance on the Credit Facility are included in Other assets on the consolidated balance sheet. Accretion of debt discount of $145 and $56 is included in interest expense for the three months ended March 31, 2019 and 2018, respectively. Amortization expense of the deferred financing charges of $63 and $60 is included in interest expense for the three months ended March 31, 2019 and 2018, respectively.

	March 31, 2019	December 31, 2018
Revolving credit facility	$47,500	$44,500
Less: Debt discount, net	(931)	(245)
Revolving credit facility, net	$46,569	$44,255
NOTE 9 — Leases
Current Period Disclosures under ASC 842
Lessee
At March 31, 2019, the operating and financing components of the Company's right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	March 31, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$34,329
Financing	Property, plant and equipment, net	554
Total right-of use assets		$34,883

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$34,893
Financing	Long-term debt, current and long-term portions	615
Total lease liabilities		$35,508
Operating lease costs are recorded in a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$30
Interest on lease liabilities	11
Operating lease cost	3,107
Short-term lease cost	14
Total lease cost	$3,162

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Other information related to the Company’s leasing activity for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$10
Operating cash flows used for operating leases	$3,015
Financing cash flows used for finance leases	$22

Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets recorded upon adoption	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,042

Weighted average remaining lease term - finance leases	4.5 years
Weighted average discount rate - finance leases	6.87%
Weighted average remaining lease term - operating leases	3.2 years
Weighted average discount rate - operating leases	5.50%
Maturities of the Company’s lease liabilities as of March 31, 2019 are as follows:

Year	Operating Leases	Finance Leases	Total
Remainder of 2019	$11,514	$166	$11,680
2020	11,685	146	11,831
2021	8,315	146	8,461
2022	3,977	146	4,123
2023	1,394	102	1,496
Thereafter	888	—	888
Total cash lease payments	37,773	706	38,479
Less: amounts representing interest	(2,880)	(91)	(2,971)
Total lease liabilities	$34,893	$615	$35,508
Prior period disclosures under ASC 840
Capital Leases
The Company entered into various lease arrangements to lease equipment. Equipment cost of $657 has been capitalized and included in the Company’s property, plant and equipment as of December 31, 2018. Depreciation expense under leased assets was approximately $55 for the three months ended March 31, 2018.
Operating Leases
Expense related to operating leases and other rental agreements was $2,705 for three months ended March 31, 2018. Lease expense related to railcars is included in cost of goods sold in the condensed consolidated income statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $12,253 as of March 31, 2019. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2018	$13,322
Additions and revisions of prior estimates	(113)
Accretion expense	279
Settlement of liability	(1,235)
Balance at March 31, 2019	$12,253
NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2019		2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$21,147	41%	$22,287	52%
Reservation revenue	4,500	9%	6,628	16%
Shortfall revenue	5,756	11%	—	—%
Logistics revenue	20,372	39%	13,713	32%
Total revenues	$51,775	100%	$42,628	100%
The Company recorded $4,095 of deferred revenue on the balance sheet on December 31, 2018, of which $1,017 has been recognized in the three months ended March 31, 2019 and the Company expects to recognize $578 in 2019 and the remainder in 2020.
Segment Information
Reportable operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company’s operations and manage its business, including the recently acquired logistics assets and wellsite proppant storage solutions business, as one reportable operating segment.
NOTE 12 — Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 978 and 252 for the three months ended March 31, 2019 and 2018, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31, 2019
	2019	2018
Weighted average common shares outstanding	39,997	40,412
Assumed conversion of restricted stock	—	29
Diluted weighted average common stock outstanding	39,997	40,441
NOTE 13 — Stock-Based Compensation
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
During the three months ended March 31, 2019 and 2018, 10 and 20 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.90 - $19.00. The shares vest over one to five years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the consolidated income statements, $790 and $590 of compensation expense for the restricted stock during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company had unrecognized compensation expense of $2,970 related to granted but unvested stock awards, which is to be recognized as follows:

2020	$1,873
2021	838
2022	258
2023	1
$2,970

The following table summarizes restricted stock activity under the Plans from December 31, 2018 through March 31, 2019:

	Number of Shares	Weighted Average
Unvested, December 31, 2018	1,027	$9.83
Granted	10	$2.90
Vested	(31)	$15.30
Forfeited	(18)	$6.38
Unvested, March 31, 2019	988	$9.54

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
NOTE 14 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year to date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended March 31, 2019 and 2018, the effective tax rate was approximately 19.5% and 19.2%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three months ended March 31, 2019 and 2018, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, among other items.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At March 31, 2019 and December 31, 2018, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of March 31, 2019 and December 31, 2018, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of March 31, 2019 and December 31, 2018 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of March 31, 2019 or December 31, 2018. The Company is open to examination by taxing authorities beginning with the 2014 tax year.
NOTE 15 — Concentrations
As of March 31, 2019, four customers accounted for 74% of the Company’s total accounts receivable. As of December 31, 2018, four customers accounted for 89% of the Company’s total accounts receivable.
During the three months ended March 31, 2019, 65% of the Company’s revenues were earned from three customers. During the three months ended March 31, 2018, 67% of the Company’s revenues were earned from four customers.
As of March 31, 2019, three vendors accounted for 37% of the Company’s accounts payable.  As of December 31, 2018, one vendor accounted for 16% of the Company’s accounts payable.
During the three months ended March 31, 2019, three suppliers accounted for 65% of the Company’s cost of goods sold. During the three months ended March 31, 2018, one supplier accounted for 37% of the Company’s cost of goods sold.
Currently, the Company’s inventory and operations are primarily located in Wisconsin. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area. The Company primarily utilizes one third-party rail company to ship its products to customers from its plant. There is a risk of business loss if there are significant impacts to this third party’s operations.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at March 31, 2019 are as follows:

Remainder of 2019	$833
2020	2,275
2021	2,275
2022	2,275
2023	2,275
Thereafter	31,850
Total	$41,783
Litigation
In addition to the matters described below, we may be subject to various legal proceedings, claims and governmental inspections, audits or investigations arising out of the Company’s operations in the normal course of business, which cover matters such as general commercial, governmental and trade regulations, product liability, environmental, intellectual property, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements. For the three months ended March 31, 2019, the Company recorded $5,718 of revenue from customers with which we have pending litigation. As of March 31, 2019, $17,078 of accounts and unbilled receivables were from customers with which we have pending litigation.
U.S. Well Services, LLC
On January 14, 2019, Smart Sand, Inc. (plaintiff) filed suit against U.S. Well Services, LLC (defendant) in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]). In the suit, plaintiff alleges that defendant is in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement and is seeking unspecified monetary damages and other appropriate relief. Plaintiff is also seeking a declaratory judgment that the relevant agreements are continuing in full force and effect despite defendant’s purported notice of termination to the contrary. Defendant has filed an Amended Answer, Affirmative Defenses and Counterclaim seeking unspecified monetary damages and declaratory relief. The Company intends to both vigorously prosecute its claims and defend against U.S. Well’s counterclaims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter. Amounts recorded as accounts and unbilled receivables in the financial statements do not represent the full amounts sought in this lawsuit.
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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2018. We use EBITDA, Adjusted EBITDA and contribution margin herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and contribution margin, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2018. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
Overview
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and wellsite proppant storage capabilities. We provide our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies through a combination of long-term take-or-pay contracts, spot sales in the open market and wellsite proppant storage solutions service and equipment contracts. We believe that the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary portable wellsite proppant storage solutions and the industry experience of our senior management team have positioned us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 317 million tons of proven recoverable sand reserves as of December 31, 2018. We began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual nameplate processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost effectively deliver products to our customers.
Market Trends
From 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to reduced takeaway capacity and increased availability of in-basin sand in the Permian basin, a reduction in spending by oil and natural gas companies in the latter portion of the year, and decreased oil prices, particularly in the fourth quarter of 2018. Beginning late in the first quarter of 2019, demand began to increase as completions activity resumed.

We generally expect the price of frac sand to correlate with the level of drilling activity for oil and natural gas, although the increasing supply of sand, particularly in-basin sand, could keep the price depressed. The willingness of exploration and production companies to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil and natural gas, the cost to drill, complete and operate a well, the availability and cost of capital and environmental and government regulations, as well as their ability to acquire the sand at the wellsite. We generally expect the level of drilling to correlate with long-term trends in commodity prices. Similarly, oil and natural gas production levels nationally and regionally tend to correlate with drilling activity.
Our sand is sold through long-term take-or-pay contracts or through spot market pricing. Our long-term take-or-pay contracts reduce exposure to fluctuations in price and provide predictability of volumes and price over the contract term. Our take-or-pay contracts typically adjust quarterly based on Average Cushing Oklahoma WTI Spot Prices. Average prices were down in the first quarter of 2019, and accordingly we adjusted many of our contract prices downward for the second quarter of 2019. By contrast, the spot market provides us with direct access to immediate prices, offering an outlet to sell excess production at opportunistic times or during favorable market conditions, which also comes with accompanying exposure to price volatility and uncertainty.
GAAP Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenues	$51,775	$42,628	$9,147	21%
Cost of goods sold	40,605	35,413	5,192	15%
Gross profit	11,170	7,215	3,955	55%
Operating expenses:
Salaries, benefits and payroll taxes	2,710	2,573	137	5%
Depreciation and amortization	676	188	488	260%
Selling, general and administrative	2,800	3,101	(301)	(10)%
Change in the estimated fair value of contingent consideration	(967)	—	(967)	Not meaningful
Total operating expenses	5,219	5,862	(643)	(11)%
Operating income	5,951	1,353	4,598	340%
Other income (expenses):
Interest expense, net	(981)	(180)	(801)	445%
Other income	37	34	3	9%
Total other expenses, net	(944)	(146)	(798)	547%
Income before income tax expense	5,007	1,207	3,800	315%
Income tax expense	974	232	742	320%
Net income	$4,033	$975	$3,058	314%
Revenues
Revenues were $51.8 million for the three months ended March 31, 2019, during which time we sold approximately 648,000 tons of sand. Revenues for the three months ended March 31, 2018 were $42.6 million, during which time we sold approximately 723,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 were as follows:

•
We had $5.8 million of shortfall revenue for the three months ended March 31, 2019 compared to no shortfall revenue for the three months ended March 31, 2018. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

•
Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage and logistics services, was approximately $20.4 million for the three months ended March 31, 2019 compared to $13.7 million for the three months ended March 31, 2018. The increase in transportation revenue was due to increased in-basin sales volumes through our Van Hook terminal in the Bakken in the first quarter of 2019 and wellsite proppant storage solutions sold under contracts existing prior to our acquisition of Quickthree Solutions, Inc. (“Quickthree”).

Cost of Goods Sold
Cost of goods sold was $40.6 million and $35.4 million for the three months ended March 31, 2019 and 2018, respectively. Cost of goods sold increased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to increased transportation costs, which includes freight charges, railcar rental and storage expenses, as a result of increased in-basin sales volumes through our Van Hook terminal in the Bakken, increased depreciation and amortization due to our expansion project being placed in service, and costs of goods sold for the wellsite proppant storage solutions sold under contracts existing prior to our acquisition of Quickthree, partially offset by a decrease in external labor costs.
Gross Profit
Gross profit was $11.2 million and $7.2 million for the three months ended March 31, 2019 and 2018, respectively. The increase in gross profit for the three months ended March 31, 2019 was primarily due to higher shortfall revenue and decreased operating costs as we right-sized our labor force and equipment costs to match current sales volumes.
Operating Expenses
Operating expenses were $5.2 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were consistent at $2.7 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization increased from $0.2 million for the three months ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019 as a result of the expansion of our wellsite proppant storage solutions fleet and amortization of our intangible assets related to the acquisition of Quickthree. Selling, general and administrative expenses decreased from $3.1 million for the three months ended March 31, 2018 to $2.8 million for the three months ended March 31, 2019, primarily as a result of decreased development costs. We recorded an adjustment to the fair value of contingent consideration in the amount of $1.0 million related to our acquisition of Quickthree, which further reduced our operating expenses for the three months ended March 31, 2019.
Interest Expense
We incurred $1.0 million and $0.2 million of net interest expense for the three months ended March 31, 2019 and 2018, respectively. The increase in interest expense for the three months ended March 31, 2019 was primarily due to borrowings under the Credit Facility, which were primarily used to fund acquisition activity in 2018.
Income Tax Expense
For the three months ended March 31, 2019 and 2018, our effective tax rate was approximately 19.5% and 19.2%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for income tax credits, among other items.
Net Income
Net income was $4.0 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net income for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to increased shortfall revenue and decreased operating expenses, including the fair value adjustment to contingent consideration, partially offset by increased interest expense.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and contribution margin are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA and gross profit is the GAAP measure most directly comparable to contribution margin. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or contribution margin in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and contribution margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$4,033	$975
Depreciation, depletion and amortization	6,303	3,160
Income tax expense	974	232
Interest expense	981	219
Franchise taxes	85	220
EBITDA	$12,376	$4,806
(Gain) on sale of fixed assets	(25)	—
Equity compensation (1)	699	490
Acquisition and development costs (2)	(947)	328
Cash charges related to restructuring and retention (3)	41	94
Accretion of asset retirement obligations	279	134
Adjusted EBITDA	$12,423	$5,852

(1)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

(2)	Includes $967 fair value adjustment of contingent consideration in 2019 and current development project activities in 2019 and 2018.

(3)	Represents costs associated with the retention and relocation of employees.
____________________

Adjusted EBITDA was $12.4 million for the three months ended March 31, 2019 compared to $5.9 million for the three months ended March 31, 2018. The increase in Adjusted EBITDA for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was primarily due to higher shortfall revenue and higher logistics revenue due to increased in-basin sales which provide for higher total average selling prices, partially offset by increased transportation costs.
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
We believe that reporting contribution margin and contribution margin per ton sold provides useful performance metrics to management and external users of our financial statements, such as investors and commercial banks, because these metrics provide an operating and financial measure of our ability, as a combined business, to generate margin in excess of our operating cost base.
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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$51,775	$42,628
Cost of goods sold	40,605	35,413
Gross profit	11,170	7,215
Depreciation, depletion, and accretion of asset retirement obligations	5,906	3,106
Contribution margin	$17,076	$10,321
Contribution margin per ton	$26.35	$14.28
Total tons sold	648	723
Contribution margin was $17.1 million and $10.3 million, or $26.35 and $14.28 per ton sold, for the three months ended March 31, 2019 and 2018, respectively. The increase in contribution margin and contribution margin per ton sold for the three months ended March 31, 2019 as compared to the corresponding period in the prior year was primarily due to increased shortfall revenue, as well as increased in-basin sales volumes through our Van Hook terminal, which began operations in April 2018.
Liquidity and Capital Resources
Our primary source of liquidity is cash flow generated from operations, borrowings under our Credit Facility and other equipment financing arrangements. Based on our balance sheet, cash flows, current market conditions and information available to us at this time, we believe that we have sufficient liquidity, which includes our Credit Facility and other available capital resources, to meet our cash needs for the next twelve months, including investing in our wellsite proppant storage solutions and other capital projects.

Working Capital
The following table presents the components of our working capital as of March 31, 2019 compared to December 31, 2018.

	March 31,	December 31,
	2019	2018
	(in thousands)
Total current assets	$57,625	$50,096
Total current liabilities	39,182	24,652
Working capital	$18,443	$25,444
Our working capital surplus was $18.4 million at March 31, 2019 compared to a working capital surplus of $25.4 million at December 31, 2018.  The decrease in our working capital surplus was primarily due to recording new short-term lease liabilities of $13.4 million on our balance sheet in connection with the adoption of the new lease accounting standard on January 1, 2019, partially offset by an increase in our accounts and unbilled receivables of $12.7 million and a decrease in our inventory of $5.0 million as a result of our operations for the three months ended March 31, 2019.
Summary Cash Flows for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$6,323	$(1,612)
Net cash used in investing activities	$(8,499)	$(46,869)
Net cash provided by financing activities	$3,079	$15,876
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $1.6 million for the three months ended March 31, 2018. Operating cash flows include net income of $4.0 million and $1.0 million in net earnings generated from revenue in the three months ended March 31, 2019 and 2018, respectively, offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $8.5 million for the three months ended March 31, 2019, which was primarily for manufacturing of our wellsite proppant storage solutions. Net cash used in investing activities was $46.9 million for the three months ended March 31, 2018, which was primarily used for the expansion of our processing facility in Oakdale, Wisconsin.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2019, which consisted primarily of proceeds from borrowings of $13.5 million on the Credit Facility and $2.0 million in proceeds from notes payable used to finance the manufacturing of our wellsite proppant storage solutions, partially offset by $10.5 million in payments on the Credit Facility, $0.8 million in payments for deferred financing costs and $0.7 million in payments of contingent consideration.
Net cash provided by financing activities was $15.9 million for the three months ended March 31, 2018, which consisted primarily of proceeds from borrowings of $16.0 million under the Credit Facility.
Indebtedness
Credit Facility
Our primary source of debt is our Credit Facility. We have total borrowing capacity of $60.0 million on our Credit Facility. Substantially all of our assets are pledged as collateral. In February 2019, we entered into an agreement with the existing lenders on our Credit Facility to, among other things, extend the maturity date of the Credit Facility to June 30, 2020, reduce the borrowing capacity to $55.0 million by June 30, 2019, and further reduce the borrowing capacity to $50.0 million by December 31, 2019. As of March 31, 2019, we had $12.5 million in total undrawn availability under the Credit Facility.

The Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of March 31, 2019 and December 31, 2018, we were in compliance with all covenants.
Notes Payable
We have entered into various financing arrangements to support the manufacturing of our wellsite proppant storage solutions equipment with interest rates between 6.48% and 7.49%. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in the Company’s property, plant and equipment.
Capital Requirements
For the three months ended March 31, 2019, we spent approximately $8.5 million on capital expenditures. The Company estimates that full year 2019 capital expenditures will be approximately $30 million to $40 million, excluding any additional acquisitions, which are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or potential borrowings under the Credit Facility.
Share Repurchases
The Company is authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, the Company announced that the board of directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. At March 31, 2019, the maximum number of shares that the Company may repurchase under the current repurchase authority was 1,411,800 shares. There were no share repurchases during the three months ended March 31, 2019.
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
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $8.6 million at March 31, 2019 and December 31, 2018.
Contractual Obligations
As of March 31, 2019, we had contractual obligations for the Credit Facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars and operating equipment. As part of the acquisition of substantially all of the assets of Quickthree on June 1, 2018, we recorded a $9.2 million contingent consideration liability related to certain earn-out provisions included in the terms of the acquisition. Each reporting period, we reassess our inputs including market comparable information and management assessments regarding potential future scenarios, then discount the liabilities to present value. As of December 31, 2018, our contingent consideration liability was $7.2 million. For the three months ended March 31, 2019, we paid $0.7 million in contingent consideration and recorded an adjustment to reduce the fair value of contingent consideration in the amount of $1.0 million, which reduced our contingent consideration liability to $5.5 million as of March 31, 2019.
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
Customer Concentration
For the three months ended March 31, 2019, revenue from Liberty, EQT and Hess accounted for 33.3%, 20.8% and 10.6% , respectively, of total revenue. For the three months ended March 31, 2018, sales to Rice Energy, Liberty and WPX accounted for 21.4%, 20.1% and 14.7%, respectively, of total revenue.
Critical Accounting Policies and Estimates
Except for the following, there have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2019.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and related amendments, which replaces the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted ASU 2016-02 and its related updates using the transition practical expedients, which allows us to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right-of-use asset balances. We also used the optional transition method, which allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. There was no adjustment made to the opening balance of retained earnings. We have implemented new accounting policies and software to facilitate the recording and reporting of lease transactions and balances. We recorded initial right-of-use assets and related liabilities of approximately $36 million on our consolidated balance sheet on January 1, 2019. New disclosures are included in Note 9 - Leases to these interim financial statements.
Leases - Lessee
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable with certain lease payments containing immaterial variable payments based on the number of hours the equipment is used. Certain of our leases have options that allow for renewal at market rates, purchase at fair market value or termination of the lease. We must determine that it is reasonably certain that a lease option will be exercised for such an option to be included in the right-of-use asset or lease liability. We are not reasonably certain that any of our lease options will be exercised and, as such, have not included those options in our right-of-use assets or lease liabilities. Certain of our equipment leases contain residual value guarantees which guarantee various parts of heavy equipment will have a remaining life when the equipment is returned to the lessor. It is possible that Smart Sand could owe additional amounts to the lessor upon return of equipment. There are no restrictions or covenants imposed by any of our leases.
We evaluate contracts during the negotiation process and when they are executed to determine the existence of leases. A contract contains a lease when it conveys the right to use property, plant or equipment for a stated period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the term of the lease. We evaluate the classification of our leases at the commencement date and include both lease and non-lease components in our calculation of consideration in the contract for all classes of operating leases.
Smart Sand applies a single discount rate to all operating leases. We determined our incremental borrowing rate based on an average of collateralized borrowing rates offered by various lenders. We considered the nature of the assets and the life of the leases and determined that there is no significant difference in the incremental borrowing rate. See Note 9 — Leases in these interim financial statements for additional disclosures regarding the Company’s leasing activity.

Leases - Lessor
Smart Sand manufactures equipment and offers for lease our wellsite proppant storage solutions. We negotiate the terms of our lease agreements on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees or restrictions or covenants in its lease contracts and have not been included in our accounting for the leases. There are currently no contracts in place that meet the definition of a lease.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2019 and have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 16 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2019.

ITEM 1A.  RISK FACTORS
As of the date of this Report, there have been no material changes in the risk factors previously included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
We are committed to maintaining a culture that prioritizes mine safety. We believe that our commitment to safety, the environment and the communities in which we operate is critical to the success of our business. Our sand mining operations are subject to mining safety regulation. The U.S. Mining Safety and Health Administration (“MSHA”) is the primary regulatory organization governing frac sand mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.
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

10.1
Letter Agreement to Master Product Purchase Agreement, dated effective as of January 22, 2019, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.2
Third Amendment to Credit Agreement, dated as of February 22, 2019, among Smart Sand, Inc., as borrower, the subsidiaries of Smart Sand, Inc. party thereto, as guarantors, the lenders party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2019)

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

Smart Sand Inc.

May 7, 2019	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand Inc.

May 7, 2019	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)