Form 10-Q
period 2019-06-30
Smart Sand, Inc.
filed 2019-08-07
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
Commission file number 001-37936
SMART SAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1725 Hughes Landing Blvd, Suite 800
The Woodlands, Texas 77380	(281) 231-2660
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SND	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares of common stock outstanding, par value $0.001 per share, as of July 31, 2019: 41,318,887

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“Credit Agreement”, “Credit Facility”
On December 8, 2016, the Company entered into a $45 million 3-year senior secured revolving credit facility under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent (the “Credit Agreement”). This credit facility was amended: (i) on April 8, 2018, to increase our total borrowing capacity to $60 million; (ii) on July 13, 2018, to, among other things, (A) increase the limit on our ability to sell, transfer or dispose of assets, subject to certain considerations from an aggregate amount of $25 million to $55 million, (B) increase the limit on our ability to incur capital lease obligations from an aggregate principal amount of $15 million to $30 million, and (C) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement; and (iii) on February 22, 2019, to, among other things (A) extend the maturity date to June 30, 2020, and (B) decrease our total borrowing capacity to $55 million by June 30, 2019, $52.5 million by September 30, 2019 and $50 million by December 31, 2019 (“Credit Facility”).

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FCA”, “DAT”, “DAP”	Free Carrier, Delivered at Terminal, Delivered at Place, respectively, Incoterms 2010.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,253	$1,466
Accounts receivable, net	45,652	18,989
Unbilled receivables	7,311	7,823
Inventories	12,381	18,575
Prepaid expenses and other current assets	1,902	3,243
Total current assets	68,499	50,096
Property, plant and equipment, net	250,978	248,396
Operating right-of-use assets	32,417	—
Intangible assets, net	17,233	18,068
Other assets	3,374	3,732
Total assets	$372,501	$320,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,050	$11,336
Accrued and other expenses	10,237	8,392
Deferred revenue	3,401	4,095
Current portion of long-term debt	40,238	829
Current portion of operating lease liabilities	13,339	—
Total current liabilities	75,265	24,652
Long-term debt, net of current portion	6,396	47,893
Long-term operating lease liabilities, net of current portion	19,702	—
Long-term deferred tax liabilities, net	22,185	17,898
Asset retirement obligation	15,185	13,322
Contingent consideration	4,400	7,167
Total liabilities	143,133	110,932
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,949,849 issued and 40,209,409 outstanding at June 30, 2019; 40,673,513 issued and 39,974,478 outstanding at December 31, 2018	40	40
Treasury stock, at cost, 740,440 and 699,035 shares at June 30, 2019 and December 31, 2018, respectively	(2,978)	(2,839)
Additional paid-in capital	163,797	162,195
Retained earnings	68,586	50,277
Accumulated other comprehensive loss	(77)	(313)
Total stockholders’ equity	229,368	209,360
Total liabilities and stockholders’ equity	$372,501	$320,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues	$67,941	$54,448	$119,716	$97,076
Cost of goods sold	43,068	34,678	83,673	70,091
Gross profit	24,873	19,770	36,043	26,985
Operating expenses:
Salaries, benefits and payroll taxes	2,798	2,790	5,508	5,362
Depreciation and amortization	655	476	1,331	664
Selling, general and administrative	2,790	3,595	5,590	6,696
Change in the estimated fair value of contingent consideration	(575)	—	(1,542)	—
Total operating expenses	5,668	6,861	10,887	12,722
Operating income	19,205	12,909	25,156	14,263
Other income (expenses):
Interest expense, net	(994)	(500)	(1,975)	(680)
Other income	37	25	74	58
Total other income (expenses), net	(957)	(475)	(1,901)	(622)
Income before income tax expense	18,248	12,434	23,255	13,641
Income tax expense	3,972	2,413	4,946	2,645
Net income	$14,276	$10,021	$18,309	$10,996
Net income per common share:
Basic	$0.36	$0.25	$0.46	$0.27
Diluted	$0.36	$0.25	$0.46	$0.27
Weighted-average number of common shares:
Basic	40,074	40,499	40,035	40,455
Diluted	40,173	40,550	40,117	40,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$14,276	$10,021	$18,309	$10,996
Other comprehensive income:
Foreign currency translation adjustment	91	76	236	76
Comprehensive income	$14,367	$10,097	$18,545	$11,072
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Six months ended June 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$50,277	$(313)	$209,360
Foreign currency translation adjustment	—	—	—	—	—	—	145	145
Vesting of restricted stock	30,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	—	790
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	20,954	—	—	—	40	—	—	40
Restricted stock buy back	(5,714)	—	5,714	(23)	—	—	—	(23)
Net income	—	—	—	—	—	4,033	—	4,033
Balance at March 31, 2019	40,020,447	40	704,749	(2,862)	163,034	54,310	(168)	214,354
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Vesting of restricted stock	224,653	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(35,691)	—	35,691	(116)	—	—	—	(116)
Net income	—	—	—	—	—	14,276	—	14,276
Balance at June 30, 2019	40,209,409	$40	740,440	$(2,978)	$163,797	$68,586	$(77)	$229,368

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)

Six months ended June 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Vesting of restricted stock	96,713	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	610	—	—	610
Employee stock purchase plan issuance	9,639	—	—	—	70	—	—	70
Restricted stock buy back	(8,822)	—	8,822	(54)	—	—	—	(54)
Net income	—	—	—	—	—	975	—	975
Balance at March 31, 2018	40,490,563	40	89,874	(720)	159,739	32,564	—	191,623
Foreign currency translation adjustment	—	—	—	—	—	—	76	76
Vesting of restricted stock	59,400	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	650	—	—	650
Employee stock purchase plan compensation	—	—	—	—	38	—	—	38
Employee stock purchase plan issuance	—	—	—	—	1	—	—	1
Restricted stock buy back	(20,781)	—	20,781	(119)	—	—	—	(119)
Net income	—	—	—	—	—	10,021	—	10,021
Balance at June 30, 2018	40,529,182	$40	110,655	$(839)	$160,428	$42,585	$76	$202,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities:
Net income	$18,309	$10,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	12,501	7,359
Amortization of intangible assets	837	284
Asset retirement obligation settlement	(1,883)	(1,783)
Amortization of deferred financing cost	117	138
Accretion of debt discount	331	116
Deferred income taxes	4,287	2,647
Stock-based compensation, net	1,544	1,298
Employee stock purchase plan compensation	18	—
Change in contingent consideration fair value	(1,542)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(26,663)	(597)
Unbilled receivables	512	(3,715)
Inventories	6,194	(315)
Prepaid expenses and other assets	1,587	(2,975)
Deferred revenue	(694)	4,805
Accounts payable	(1,977)	(3,057)
Accrued and other expenses	3,925	3,712
Net cash provided by operating activities	17,403	18,913
Investing activities:
Acquisition of businesses, net of cash acquired	—	(29,878)
Purchases of property, plant and equipment	(13,869)	(66,841)
Net cash used in investing activities	(13,869)	(96,719)
Financing activities:
Proceeds from the issuance of notes payable	4,696	—
Repayments of notes payable	(734)	(288)
Payments under equipment financing obligations	(50)	(140)
Payment of deferred financing and debt issuance costs	(835)	(146)
Proceeds from revolving credit facility	22,750	59,000
Repayment of revolving credit facility	(28,250)	(14,000)
Payment of contingent consideration	(1,225)	—
Proceeds from equity issuance	40	71
Purchase of treasury stock	(139)	(173)
Net cash (used in) provided by financing activities	(3,747)	44,324
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(213)	(33,482)
Cash and cash equivalents at beginning of year	1,466	35,227
Cash and cash equivalents at end of period	$1,253	$1,745
Supplemental disclosure of cash flow information
Non-cash investing activities:
Contingent consideration	$—	$9,200
Asset retirement obligation	$3,301	$2,086
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$1,237	$6,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
Smart Sand, Inc. and its subsidiaries are headquartered in The Woodlands, Texas. The Company was incorporated in July 2011, and is a fully integrated frac sand supply and services company, offering complete mine to wellsite logistics solutions. The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. Its integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines that enables the Company to process and cost-effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminal and its SmartSystemsTM wellsite proppant storage solution capabilities.
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
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc. (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. This is now part of our SmartSystems proppant storage solutions under which we offer various solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation.
NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2018 Form 10-K, filed with the SEC on March 14, 2019.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2018. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018.
Certain 2018 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Going Concern
Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The Credit Facility matures on June 30, 2020 and without additional sources of capital or refinancing of the Credit Facility, the maturity of the Credit Facility raises substantial doubt about the Company’s ability to continue as a going concern, which means that Smart Sand may be unable to meet its obligations as they become due. The Company is currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year as mitigation to the substantial doubt raised regarding the Company’s ability to continue as a going concern, however there can be no assurance that sufficient liquidity can be raised or that such a transaction can be completed prior to the maturity date of the Credit Facility or that any refinancing would be on favorable terms to the Company. The Credit Facility has been recorded as a current liability in the consolidated balance sheet as of June 30, 2019.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Recent Accounting Pronouncements
Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and related amendments, which replaced the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 and its related updates using the optional transition practical expedients, which allow the Company to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right-of-use asset balances. The Company also used the optional transition method, which allows the Company to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. There was no adjustment made to the opening balance of retained earnings. The Company has implemented new accounting policies and software to facilitate the recording and reporting of lease transactions and balances. The Company recorded initial operating right-of-use assets of $35,939 and related lease liabilities of $36,484 on its consolidated balance sheet on January 1, 2019. New disclosures are included in Note 9 to these interim financial statements.
Not yet adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements for fair value measurements by removing the disclosure of the valuation process for Level 3 fair value measurements, among other disclosure modifications. The guidance is effective for the Company for financial statement periods beginning after December 15, 2019, although early adoption is permitted. Companies are permitted to remove or modify disclosures upon issuance while delaying adoption of the additional disclosures. The Company is currently evaluating the effects of ASU 2018-13 on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset and a related expense will be recognized in selling, general and administrative expenses on the income statement, similar to bad debt expense under existing GAAP. There is much latitude given to entities in determining the methodology for calculating the CECL. The guidance is effective for the Company for financial statement periods beginning after December 15, 2019, although early adoption is permitted. While the Company is still in the process of evaluating the effects of ASU 2016-13 and its related updates on its consolidated financial statements, it believes the primary effect, will be an allowance recorded against its accounts and unbilled receivables on its balance sheet and related expense on its income statement upon adoption. The Company cannot determine the financial impact on its consolidated financial statements upon adoption as its accounts and unbilled receivables balances are affected by ongoing transactions with customers.
Changes to Accounting Policies
Leases - Lessee
The Company uses leases primarily to procure certain office space, railcars and heavy equipment as part of its operations. The majority of its lease payments are fixed and determinable with certain of its lease payments containing immaterial variable payments based on the number of hours the equipment is used. Certain of its leases have options that allow for renewal at market rates, purchase at fair market value or termination of the lease. The Company must determine that it is reasonably certain that a lease option will be exercised for such an option to be included in the right-of-use asset or lease liability. The Company is not reasonably certain that any of its lease options will be exercised and, as such, has not included those options in its right-of-use assets or lease liabilities. Certain of its equipment leases contain residual value guarantees which guarantee various parts of heavy equipment will have a remaining life when the equipment is returned to the lessor. It is possible that the Company could owe additional amounts to the lessor upon return of equipment. There are no restrictions or covenants imposed by any of the Company’s leases.

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
The Company applies a single discount rate to all operating leases, which is its incremental borrowing rate. The Company determined its incremental borrowing rate based on an average of collateralized borrowing rates offered by various lenders. The Company considered the nature of the assets and the life of the leases and determined that there is no significant difference in the incremental borrowing rate among its classes of assets. See Note 9 — Leases for additional disclosures regarding the Company’s leasing activity.
Leases - Lessor
The Company manufactures SmartSystems and offers the equipment for lease. The Company negotiates the terms of its leases on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees, restrictions or covenants in its lease contracts and have, therefore, not been included in its accounting for the leases. There are currently no contracts in place that meet the definition of a lease.
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
Business Combination - Quickthree Solutions Inc.
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree, a manufacturer of portable vertical frac sand storage solution systems that has been integrated into the Company’s SmartSystems offerings.
The aggregate purchase price consisted of approximately $30,000 cash paid at closing, subject to adjustment based upon Quickthree’s closing date working capital, and up to $12,750 in potential earn-out payments over a three-year period after closing. Payment of the earn-out is based upon the production of SmartDepot (formerly known as Quickstand) silos and related equipment during the earn-out period. The closing portion of the purchase price was paid using cash on hand and advances under the Company’s Credit Facility. The Company expects the earn-out portion of the purchase price to be paid using cash on hand, equipment financing options available to the Company and advances under the Company’s Credit Facility. Goodwill in this transaction was attributable to planned expansion into the wellsite proppant storage solutions market, and is fully deductible for tax purposes. The table below presents the calculation of the total purchase consideration.

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
There were no acquisition costs for the Quickthree acquisition during the three and six months ended June 30, 2019. Total acquisition costs for the Quickthree acquisition incurred during the three and six months ended June 30, 2018 were $843 and $1,159, respectively, which are included in selling, general and administrative expense in the Company’s condensed consolidated income statements. The purchase price allocation was considered complete as of December 31, 2018.
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
Contingent Consideration
The Company determined the fair value of the contingent consideration to be $9,200 at June 1, 2018, the acquisition date and recorded it as a liability in the Company’s unaudited condensed consolidated balance sheets. Each reporting period, the Company reassesses its inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. For the three and six months ended June 30, 2019, the Company recorded an adjustment to the fair value of contingent consideration in the amount of $575 and $1,542, respectively, on the condensed consolidated income statements, related to the change in fair value of contingent consideration. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
The Company’s contingent consideration is remeasured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the acquisition. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company used a probability-weighted average between 9 and 52 manufactured SmartDepot

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

fleets over the earnout period, as the basis of its fair value determination. The actual contingent consideration could vary from the determined amount based on the actual number of SmartDepot silos and related equipment produced and the timing thereof. The Company estimates the fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. The Company’s financial instruments remeasured and carried at fair value were as follows:

	June 30, 2019	Level 1	Level 2	Level 3
Contingent consideration	$4,400	$—	$—	$4,400
Total liabilities	$4,400	$—	$—	$4,400
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2019.

Balance as of December 31, 2018	$7,167
Payment of contingent consideration	(1,225)
Fair value adjustment	(1,542)
Balance as of June 30, 2019	$4,400
NOTE 4 — Inventories
Sand inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw material	$628	$1,201
Work in progress	6,067	10,070
Finished goods	4,769	4,648
Spare parts	917	1,356
Total sand inventory	$12,381	$17,275
SmartSystems inventory represents work in progress inventory related to existing arrangements at the time the Company acquired Quickthree and consisted of the following:

	June 30, 2019	December 31, 2018
Work in progress	$—	$1,300
Total SmartSystems inventory	$—	$1,300

Total inventory	$12,381	$18,575

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2019	December 31, 2018
Machinery, equipment and tooling	$16,080	$14,858
SmartSystems	9,532	5,286
Vehicles	2,214	1,955
Furniture and fixtures	1,217	1,140
Plant and building	160,413	158,882
Real estate properties	4,855	4,601
Railroad and sidings	27,347	27,347
Land and land improvements	27,421	27,167
Asset retirement obligation	19,770	16,469
Mineral properties	10,075	10,075
Deferred mining costs	1,806	1,806
Construction in progress	25,132	21,619
	305,862	291,205
Less: accumulated depreciation and depletion	54,884	42,809
Total property, plant and equipment, net	$250,978	$248,396
Depreciation expense was $6,171 and $3,994 for the three months ended June 30, 2019 and 2018, respectively, and $12,038 and $7,151 for the six months ended June 30, 2019 and 2018, respectively. Depletion expense was $13 and $18 for the three months ended June 30, 2019 and 2018, respectively, and $18 and $20 for the six months ended June 30, 2019 and 2018, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the three and six months ended June 30, 2019 and 2018.
NOTE 6 — Intangible Assets, net
The following table summarizes the Company’s intangible assets as of June 30, 2019 and December 31, 2018:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Accumulated Amortization	Net Book Value at June 30, 2019
Developed technology	13	$18,800	$1,567	$17,233
Customer relationships	1	270	270	—
		$19,070	$1,837	$17,233
The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. The weighted-average remaining useful life for the intangible assets is 11.9 years. Amortization expense related to the purchased intangible assets was $407 and $284 for the three months ended June 30, 2019 and 2018, respectively, and $837 and $284 for the six months ended June 30, 2019 and 2018, respectively. The table below reflects the future estimated amortization expense for amortizable intangible assets as of June 30, 2019.

Remainder of 2019	$723
2020	1,446
2021	1,446
2022	1,446
2023	1,446
Thereafter	10,726
Total	$17,233
NOTE 7 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2019	December 31, 2018
Employee related expenses	$2,993	$1,894
Accrued construction related expenses	259	948
Accrued professional fees	428	465
Accrued royalties	1,678	1,780
Accrued freight and delivery charges	1,976	2,556
Accrued real estate tax	403	—
Accrued utilities	537	—
Accrued income taxes	634	—
Deferred rent	—	712
Other accrued liabilities	1,329	37
Total accrued liabilities	$10,237	$8,392

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 8 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Credit Facility	$38,255	$—
Finance leases	137	90
Notes payable	1,846	739
Total current portion of long-term debt	$40,238	$829
Long-term debt, net of current portion consists of the following:

	June 30, 2019	December 31, 2018
Credit Facility	$—	$44,255
Finance leases	498	547
Notes payable	5,898	3,091
Total long-term debt, net of current portion	$6,396	$47,893
Credit Facility
On February 22, 2019, we entered into an agreement with the existing lenders on the Credit Facility to, among other things, (i) extend the maturity date of the Credit Facility to June 30, 2020 and (ii) reduce the total capacity to $50,000 by December 31, 2019. The outstanding balance on the Credit Facility is included in long-term liabilities on our consolidated balance sheet at December 31, 2018. As of June 30, 2019 and December 31, 2018, $39,000 and $44,500, respectively, were outstanding under the Credit Facility and the Company was in compliance with all covenants. As of June 30, 2019, the total borrowing capacity is $55,000 with undrawn availability at $16,000. The Credit Facility matures on June 30, 2020 and as such, the Company has included the balance in the current portion of long-term debt as of June 30, 2019. The Company is currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year.

As of June 30, 2019 and December 31, 2018, gross deferred financing fees of $1,558 and $728 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of current portion of long term debt as of June 30, 2019 and long-term debt, net of current portion, as of December 31, 2018 on the consolidated balance sheets. Certain deferred financing costs incurred when there was no balance on the Credit Facility are included in Other assets line item on the consolidated balance sheet. Accretion of debt discount of $186 and $60 is included in interest expense for the three months ended June 30, 2019 and 2018, respectively. Accretion of debt discount of $331 and $116 is included in interest expense for the six months ended June 30, 2019 and 2018, respectively. Amortization expense of the deferred financing charges of $55 and $78 is included in interest expense for the three months ended June 30, 2019 and 2018, respectively. Amortization expense of the deferred financing charges of $117 and $138 is included in interest expense for the six months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	December 31, 2018
Revolving credit facility	$39,000	$44,500
Less: Debt discount, net	(745)	(245)
Revolving credit facility, net	$38,255	$44,255

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 9 — Leases
Current Period Disclosures under ASC 842
Lessee
At June 30, 2019, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	June 30, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$32,417
Financing	Property, plant and equipment, net	659
Total right-of use assets		$33,076

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$33,041
Financing	Long-term debt, current and long-term portions	615
Total lease liabilities		$33,656
Operating lease costs are recorded in a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$34	$64
Interest on lease liabilities	11	22
Operating lease cost	4,257	7,364
Short-term lease cost	120	134
Total lease cost	$4,422	$7,584

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Other information related to the Company’s leasing activity for the six months ended June 30, 2019 is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$20
Operating cash flows used for operating leases	$7,288
Financing cash flows used for finance leases	$58

Right-of-use assets obtained in exchange for new finance lease liabilities	$55
Right-of-use assets recorded upon adoption	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,100

Weighted average remaining lease term - finance leases	4.0 years
Weighted average discount rate - finance leases	6.69%
Weighted average remaining lease term - operating leases	2.9 years
Weighted average discount rate - operating leases	5.50%
Maturities of the Company’s lease liabilities as of June 30, 2019 are as follows:

Year	Operating Leases	Finance Leases	Total
Remainder of 2019	$7,864	$116	$7,980
2020	12,762	165	12,927
2021	8,847	165	9,012
2022	3,979	151	4,130
2023	1,394	103	1,497
Thereafter	888	—	888
Total cash lease payments	35,734	700	36,434
Less: amounts representing interest	(2,693)	(85)	(2,778)
Total lease liabilities	$33,041	$615	$33,656
Prior period disclosures under ASC 840
Capital Leases
The Company entered into various lease arrangements to lease equipment. Equipment cost of $657 has been capitalized and included in the Company’s property, plant and equipment as of December 31, 2018. Depreciation expense under leased assets was approximately $54 and $109 for the three and six months ended June 30, 2018, respectively.
Operating Leases
Expense related to operating leases and other rental agreements was $3,363 and $6,693 for three and six months ended June 30, 2018, respectively. Lease expense related to railcars is included in cost of goods sold in the condensed consolidated income statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $15,185 as of June 30, 2019. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2018	$13,322
Additions and revisions of prior estimates	3,301
Accretion expense	445
Settlement of liability	(1,883)
Balance at June 30, 2019	$15,185
NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$26,862	39%	$34,626	64%	$48,008	40%	$56,913	58%
Reservation revenue	4,500	7%	5,838	11%	9,000	8%	12,466	13%
Shortfall revenue	16,283	24%	668	1%	22,039	18%	668	1%
Logistics revenue	20,296	30%	13,316	24%	40,669	34%	27,029	28%
Total revenues	$67,941	100%	$54,448	100%	$119,716	100%	$97,076	100%
The Company recorded $4,095 of deferred revenue on the balance sheet on December 31, 2018, of which $1,017 has been recognized in the six months ended June 30, 2019 and the Company expects to recognize an additional $578 in 2019 and the remainder in 2020.
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
NOTE 12 — Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 765 and 670 for the three months ended June 30, 2019 and 2018, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 765 and 670 for the six months ended June 30, 2019 and 2018, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding	40,074	40,499	40,035	40,455
Assumed conversion of restricted stock	99	51	82	95
Diluted weighted average common stock outstanding	40,173	40,550	40,117	40,550
NOTE 13 — Stock-Based Compensation
Equity Incentive Plans
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
During the six months ended June 30, 2019 and 2018, 335 and 723 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $19.00. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses on the condensed consolidated income statements, $754 and $670 of compensation expense for the restricted stock during the three months ended June 30, 2019 and 2018, respectively. The Company recognized, in operating expenses on the consolidated income statements, $1,544 and $1,260 of compensation expense for the restricted stock during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Company had unrecognized compensation expense of $4,981 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2019	$1,304
2020	2,075
2021	1,040
2022	461
2023	101
Total	$4,981

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following table summarizes restricted stock activity under the Plans from December 31, 2018 through June 30, 2019:

	Number of Shares	Weighted Average
Unvested, December 31, 2018	1,027	$9.83
Granted	335	$2.54
Vested	(256)	$7.30
Forfeited	(18)	$6.38
Unvested, June 30, 2019	1,088	$9.31
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
NOTE 14 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended June 30, 2019 and 2018, the effective tax rate was approximately 21.8% and 19.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2019 and 2018, the effective tax rate was approximately 21.3% and 19.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and six months ended June 30, 2019 and 2018, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, among other items.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At June 30, 2019 and December 31, 2018, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of June 30, 2019 and December 31, 2018, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of June 30, 2019 and December 31, 2018 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of June 30, 2019 or December 31, 2018. The Company is open to examination by taxing authorities beginning with the 2014 tax year.
NOTE 15 — Concentrations
As of June 30, 2019, four customers accounted for 89% of the Company’s total accounts receivable. As of December 31, 2018, four customers accounted for 89% of the Company’s total accounts receivable.
During the three months ended June 30, 2019, 62% of the Company’s revenues were earned from three customers. During the three months ended June 30, 2018, 64% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2019, 60% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2018, 65% of the Company’s revenues were earned from four customers.
As of June 30, 2019, two vendors accounted for 37% of the Company’s accounts payable.  As of December 31, 2018, one vendor accounted for 16% of the Company’s accounts payable.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

During the three months ended June 30, 2019, two suppliers accounted for 53% of the Company’s cost of goods sold. During the three months ended June 30, 2018, one supplier accounted for 31% of the Company’s cost of goods sold. During the six months ended June 30, 2019, three suppliers accounted for 64% of the Company’s cost of goods sold. During the six months ended June 30, 2018, one supplier accounted for 34% of the Company’s cost of goods sold.
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
NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at June 30, 2019 are as follows:

Remainder of 2019	$208
2020	2,275
2021	2,275
2022	2,275
2023	2,275
Thereafter	31,850
Total	$41,158
Litigation
In addition to the matters described below, we may be subject to various legal proceedings, claims and governmental inspections, audits or investigations arising out of the Company’s operations in the normal course of business, which cover matters such as general commercial, governmental and trade regulations, product liability, environmental, intellectual property, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not have a material adverse effect on the Company’s financial statements.
For those customers with which the Company has pending litigation, as described below, the Company recorded $17,573 and $24,252 of revenue for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, $34,564 of accounts and unbilled receivables are attributable to customers with which we have pending litigation.
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
Overview
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and our SmartSystemsTM wellsite proppant storage solution capabilities. We provide our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies through a combination of long-term take-or-pay contracts, spot sales in the open market and wellsite proppant storage solutions service and equipment contracts. We believe that the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage solution and the industry experience of our senior management team have positioned us as an attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 317 million tons of proven recoverable sand reserves as of December 31, 2018. We began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual nameplate processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with onsite rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
Market Trends
From 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to reduced takeaway capacity and increased availability of in-basin sand in the Permian basin, a reduction in spending by oil and natural gas companies in the latter portion of the year, and decreased oil prices, particularly in the fourth quarter of 2018. Beginning late in the first quarter of 2019, demand began to improve as completions activity resumed.

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
Our sand is sold through long-term take-or-pay contracts or through spot market pricing. Our long-term take-or-pay contracts reduce exposure to fluctuations in price and provide predictability of volumes and price over the contract term. Our take-or-pay contracts typically adjust quarterly based on Average Cushing Oklahoma WTI Spot Prices (“WTI Prices”). Average WTI Prices were down in the first quarter of 2019, and accordingly we adjusted many of our contract prices downward for the second quarter of 2019. By contrast, the spot market provides us with direct access to current market-based prices, offering an outlet to sell excess production at opportunistic times or during favorable market conditions, which also comes with accompanying exposure to price volatility and uncertainty.
GAAP Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenues	$67,941	$54,448	$13,493	25%
Cost of goods sold	43,068	34,678	8,390	24%
Gross profit	24,873	19,770	5,103	26%
Operating expenses:
Salaries, benefits and payroll taxes	2,798	2,790	8	—%
Depreciation and amortization	655	476	179	38%
Selling, general and administrative	2,790	3,595	(805)	(22)%
Change in the estimated fair value of contingent consideration	(575)	—	(575)	Not meaningful
Total operating expenses	5,668	6,861	(1,193)	(17)%
Operating income	19,205	12,909	6,296	49%
Other income (expenses):
Interest expense, net	(994)	(500)	(494)	99%
Other income	37	25	12	48%
Total other expenses, net	(957)	(475)	(482)	101%
Income before income tax expense	18,248	12,434	5,814	47%
Income tax expense	3,972	2,413	1,559	65%
Net income	$14,276	$10,021	$4,255	42%
Revenues
Revenues were $67.9 million for the three months ended June 30, 2019, during which time we sold approximately 741,000 tons of sand. Revenues for the three months ended June 30, 2018 were $54.4 million, during which time we sold approximately 839,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 were as follows:

•
We had $16.3 million of shortfall revenue for the three months ended June 30, 2019 compared to $0.7 million shortfall revenue for the three months ended June 30, 2018. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

•	Sand sales revenue decreased from $34.6 million for the three months ended June 30, 2018 to $26.9 million for the three months ended June 30, 2019 as a result of lower total volumes sold.

•
Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage and logistics services, was approximately $20.3 million for the three months ended June 30, 2019 compared to $13.3 million for the three months ended June 30, 2018. The increase in transportation revenue was due to increased in-basin sales volumes in the second quarter of 2019 and wellsite proppant storage solutions sold under contracts existing prior to our acquisition of Quickthree Solutions, Inc. (“Quickthree”).

Cost of Goods Sold
Cost of goods sold was $43.1 million and $34.7 million for the three months ended June 30, 2019 and 2018, respectively. Cost of goods sold increased for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to increased transportation costs as a result of increased in-basin sales volumes, increased depreciation and amortization due to our Oakdale expansion project becoming operational, and costs of goods sold for the wellsite proppant storage solutions sold under contracts existing prior to our acquisition of Quickthree, partially offset by a decrease in labor costs.
Gross Profit
Gross profit was $24.9 million and $19.8 million for the three months ended June 30, 2019 and 2018, respectively. The increase in gross profit for the three months ended June 30, 2019 was primarily due to higher shortfall revenue and logistics revenue partially offset by increased transportation costs as a result of increased in-basin sales volumes and lower total sales volumes.
Operating Expenses
Operating expenses were $5.7 million and $6.9 million for the three months ended June 30, 2019 and 2018, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes remained constant at $2.8 million for the three months ended June 30, 2019 and 2018, respectively. Selling, general and administrative expenses decreased from $3.6 million for the three months ended June 30, 2018 to $2.8 million for the three months ended June 30, 2019, primarily as a result of decreased development costs. We recorded a $0.6 million reduction to the fair value of contingent consideration related to our acquisition of Quickthree, which further reduced our operating expenses for the three months ended June 30, 2019.
Interest Expense
We incurred $1.0 million and $0.5 million of net interest expense for the three months ended June 30, 2019 and 2018, respectively. The increase in interest expense for the three months ended June 30, 2019 was primarily due to borrowings under the Credit Facility, which were primarily used to fund acquisition activity in 2018.
Income Tax Expense
For the three months ended June 30, 2019 and 2018, our effective tax rate was approximately 21.8% and 19.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for income tax credits, among other items.
Net Income
Net income was $14.3 million and $10.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase in net income for the three months ended June 30, 2019 as compared to the same period in the prior year was primarily due to increased shortfall revenue, and decreased operating expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenues	$119,716	$97,076	$22,640	23%
Cost of goods sold	83,673	70,091	13,582	19%
Gross profit	36,043	26,985	9,058	34%
Operating expenses:
Salaries, benefits and payroll taxes	5,508	5,362	146	3%
Depreciation and amortization	1,331	664	667	100%
Selling, general and administrative	5,590	6,696	(1,106)	(17)%
Change in the estimated fair value of contingent consideration	(1,542)	—	(1,542)	Not meaningful
Total operating expenses	10,887	12,722	(1,835)	(14)%
Operating income	25,156	14,263	10,893	76%
Other income (expenses):
Interest expense, net	(1,975)	(680)	(1,295)	190%
Other income	74	58	16	28%
Total other expenses, net	(1,901)	(622)	(1,279)	206%
Income before income tax expense	23,255	13,641	9,614	70%
Income tax expense	4,946	2,645	2,301	87%
Net income	$18,309	$10,996	$7,313	67%
Revenues
Revenues were $119.7 million for the six months ended June 30, 2019, during which time we sold approximately 1,389,000 tons of sand. Revenues for the six months ended June 30, 2018 were $97.1 million, during which time we sold approximately 1,562,000 tons of sand. The key factors contributing to the increase in revenues for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 were as follows:

•
We had $22.0 million of shortfall revenue for the six months ended June 30, 2019 compared to $0.7 million shortfall revenue for the six months ended June 30, 2018. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

•	Sand sales revenue decreased from $56.9 million for the six months ended June 30, 2018 to $48.0 million for the six months ended June 30, 2019 as a result of lower total volumes of sand sold.

•
Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage and logistics services, was approximately $40.7 million for the six months ended June 30, 2019 compared to $27.0 million for the six months ended June 30, 2018. The increase in transportation revenue was due to increased in-basin sales volumes in the second quarter of 2019 and wellsite proppant storage solutions sold under contracts existing prior to our acquisition of Quickthree.

Cost of Goods Sold
Cost of goods sold was $83.7 million and $70.1 million for the six months ended June 30, 2019 and 2018, respectively. Cost of goods sold increased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to increased transportation costs as a result of increased in-basin sales volumes, increased depreciation and amortization due to our Oakdale expansion project becoming operational, and costs of goods sold for the wellsite proppant storage solutions sold under contracts existing prior to our acquisition of Quickthree, partially offset by a decrease in labor costs.

Gross Profit
Gross profit was $36.0 million and $27.0 million for the six months ended June 30, 2019 and 2018, respectively. The increase in gross profit for the six months ended June 30, 2019 was primarily due to higher shortfall revenue and logistics revenue partially offset by increased transportation costs as a result of increased in-basin sales volumes and lower total sales volumes.
Operating Expenses
Operating expenses were $10.9 million and $12.7 million for the six months ended June 30, 2019 and 2018, respectively. Operating expenses are comprised primarily of wages and benefits, professional services fees and other administrative expenses. Salaries, benefits and payroll taxes were consistent at $5.5 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation and amortization increased from $0.7 million for the six months ended June 30, 2018 to $1.3 million for the six months ended June 30, 2019 as a result of the expansion of our wellsite proppant storage solutions fleet and amortization of our intangible assets related to the acquisition of Quickthree. Selling, general and administrative expenses decreased from $6.7 million for the six months ended June 30, 2018 to $5.6 million for the six months ended June 30, 2019, primarily as a result of decreased development costs. We recorded an adjustment to reduce the fair value of contingent consideration in the amount of $1.5 million related to our acquisition of Quickthree, which further reduced our operating expenses for the six months ended June 30, 2019.
Interest Expense
We incurred $2.0 million and $0.7 million of net interest expense for the six months ended June 30, 2019 and 2018, respectively. The increase in interest expense for the six months ended June 30, 2019 was primarily due to borrowings under the Credit Facility, which were primarily used to fund acquisition activity in 2018.
Income Tax Expense
For the six months ended June 30, 2019 and 2018, our effective tax rate was approximately 21.3% and 19.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for income tax credits, among other items.
Net Income
Net income was $18.3 million and $11.0 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net income for the six months ended June 30, 2019 as compared to the same period in the prior year was primarily due to increased shortfall and logistics revenue and decreased operating expenses, including the fair value adjustment to contingent consideration, partially offset by increased interest expense.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$14,276	$10,021	$18,309	$10,996
Depreciation, depletion and amortization	6,590	4,296	12,893	7,456
Income tax expense	3,973	2,413	4,946	2,645
Interest expense	997	509	1,978	728
Franchise taxes	93	109	178	329
EBITDA	$25,929	$17,348	$38,304	$22,154
(Gain) on sale of fixed assets	(1)	—	(26)	—
Equity compensation (1)	685	668	1,384	1,159
Acquisition and development costs (2)	(577)	914	(1,524)	1,243
Cash charges related to restructuring and retention (3)	41	270	82	363
Accretion of asset retirement obligations	166	57	445	191
Adjusted EBITDA	$26,243	$19,257	$38,665	$25,110

(1)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

(2)
Includes $575 and $1,542 fair value adjustment of contingent consideration for the three and six months ended June 30, 2019, respectively, and $843 and $1,159 acquisition costs related to our acquisition of Quickthree for the three and six months ended June 30, 2018, respectively.

(3)	Represents costs associated with the retention and relocation of employees.
____________________
Adjusted EBITDA was $26.2 million for the three months ended June 30, 2019 compared to $19.3 million for the three months ended June 30, 2018. Adjusted EBITDA was $38.7 million for the six months ended June 30, 2019 compared to $25.1 million for the six months ended June 30, 2018. The increase in Adjusted EBITDA for the three and six months ended June 30, 2019, as compared to the corresponding period in the prior year, was primarily due to higher shortfall revenue, partially offset by lower volumes of sand sales.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$67,941	$54,448	$119,716	$97,076
Cost of goods sold	43,068	34,678	83,673	70,091
Gross profit	24,873	19,770	36,043	26,985
Depreciation, depletion, and accretion of asset retirement obligations	6,101	3,878	12,007	6,982
Contribution margin	$30,974	$23,648	$48,050	$33,967
Contribution margin per ton	$41.80	$28.19	$34.59	$21.75
Total tons sold	741	839	1,389	1,562
Contribution margin was $31.0 million and $23.6 million, or $41.80 and $28.19 per ton sold, for the three months ended June 30, 2019 and 2018, respectively. Contribution margin was $48.1 million and $34.0 million, or $34.59 and $21.75 per ton sold, for the six months ended June 30, 2019 and 2018, respectively. The increase in contribution margin and contribution margin per ton sold for the three and six months ended June 30, 2019 as compared to the corresponding period in the prior year was primarily due to increased shortfall revenue, as well as increased in-basin sales volumes.
Liquidity and Capital Resources
Our primary source of liquidity is cash flow generated from operations, borrowings under our Credit Facility and other equipment financing arrangements.
Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. Our Credit Facility matures on June 30, 2020 and without additional sources of capital or refinancing of the Credit Facility, the maturity of the Credit Facility raises substantial doubt about our ability to continue as a going concern, which means that we may be unable to meet our obligations as they become due.
We are currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year as mitigation to the substantial doubt raised regarding our ability to continue as a going concern, however there can be no assurance that sufficient liquidity can be raised or that such a transaction can be completed prior to the maturity date of the Credit Facility or that any refinancing would be on favorable terms to us. The Credit Facility has been recorded as a current liability in the consolidated balance sheet as of June 30, 2019.

Working Capital
The following table presents the components of our working capital as of June 30, 2019 compared to December 31, 2018.

	June 30,	December 31,
	2019	2018
	(in thousands)
Total current assets	$68,499	$50,096
Total current liabilities	75,265	24,652
Working capital	$(6,766)	$25,444
Our working capital deficit was $6.8 million at June 30, 2019 compared to a working capital surplus of $25.4 million at December 31, 2018.  The decrease in working capital was primarily a result of classifying our Credit Facility as a short-term obligation, a reduction in inventory of $6.2 million and new short-term lease liabilities of $13.3 million on our balance sheet in connection with the adoption of the new lease accounting standard on January 1, 2019, partially offset by an increase in accounts and unbilled receivables of $26.2 million. As of June 30, 2019, $34.6 million of the $53.0 million total accounts and unbilled receivables is attributable to customers with which we have pending litigation.
Summary Cash Flows for the Six Months Ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$17,403	$18,913
Net cash used in investing activities	$(13,869)	$(96,719)
Net cash (used in) provided by financing activities	$(3,747)	$44,324
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2019, compared to $18.9 million for the six months ended June 30, 2018. Operating cash flows include net income of $18.3 million and $11.0 million in net earnings generated from revenue in the six months ended June 30, 2019 and 2018, respectively, offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $13.9 million for the six months ended June 30, 2019, which was primarily for manufacturing of our SmartDepot silos and plant upgrades and maintenance capital. Net cash used in investing activities was $96.7 million for the six months ended June 30, 2018, which was primarily used for the expansion of our processing facility in Oakdale, Wisconsin and our acquisitions of the Van Hook terminal and Quickthree.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $3.7 million for the six months ended June 30, 2019, which consisted primarily of $5.5 million of net repayments on our Credit Facility, $1.2 million of payments of contingent consideration related to the manufacture of our SmartSystem equipment, partially offset by $3.1 million of net proceeds from the issuance of notes payable. Net cash provided by financing activities was $44.3 million for the six months ended June 30, 2018, which consisted primarily of net proceeds from the Credit Facility of $45.0 million.
Indebtedness
Credit Facility
Our primary source of debt is our Credit Facility. We had total borrowing capacity of $55.0 million on our Credit Facility as of June 30, 2019 with $16.0 million in total undrawn availability. Substantially all of our assets are pledged as collateral. In February 2019, we entered into an agreement with the existing lenders on our Credit Facility to, among other things, extend the maturity date of the Credit Facility to June 30, 2020 and reduce the borrowing capacity to $50.0 million by December 31, 2019. The Credit Facility matures on June 30, 2020 and as such, the Company has included the balance in the current portion of long-term debt as of June 30, 2019. The Company is currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year.
The Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of June 30, 2019 and December 31, 2018, we were in compliance with all covenants.

Notes Payable
We have entered into various financing arrangements to support the manufacturing of our SmartSystems wellsite proppant storage solutions equipment with interest rates between 4.17% and 7.49%. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in the Company’s property, plant and equipment.
Capital Requirements
For the six months ended June 30, 2019, we spent approximately $13.9 million on capital expenditures. The Company estimates that full year 2019 capital expenditures will be approximately $25 million to $35 million, excluding any additional acquisitions, which are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or potential borrowings under the Credit Facility.
Share Repurchases
The Company is authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, the Company announced that the board of directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. At June 30, 2019, the maximum number of shares that the Company may repurchase under the current repurchase authority was 1,411,800 shares. There were no share repurchases during the six months ended June 30, 2019.
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
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $8.6 million at June 30, 2019 and December 31, 2018.
Contractual Obligations
As of June 30, 2019, we had contractual obligations for the Credit Facility, equipment lease obligations, notes payable, operating leases, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars and operating equipment. As part of the acquisition of substantially all of the assets of Quickthree on June 1, 2018, we recorded a $9.2 million contingent consideration liability related to certain earn-out provisions included in the terms of the acquisition. Each reporting period, we reassess our inputs including market comparable information and management assessments regarding potential future scenarios, then discount the liabilities to present value. As of December 31, 2018, our contingent consideration liability was $7.2 million. For the six months ended June 30, 2019, we paid $1.2 million in contingent consideration and recorded an adjustment to reduce the fair value of contingent consideration in the amount of $1.5 million, which reduced our contingent consideration liability to $4.4 million as of June 30, 2019.
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

Customer Concentration
For the six months ended June 30, 2019, revenue from Liberty, Rice Energy (a subsidiary of EQT Corporation) and U.S. Well Services accounted for 26.7%, 20.8% and 13.0% , respectively, of total revenue. For the six months ended June 30, 2018, sales to Rice Energy (a subsidiary of EQT Corporation), Liberty, WPX Energy and U.S. Well Services accounted for 22.0%, 18.7%, 13.9% and 10.7% respectively, of total revenue.
Revenue from U.S. Well Services for the six months ended June 30, 2019 is the subject of ongoing litigation. See Note 16 to the financial statements for additional information.
Critical Accounting Policies and Estimates
Except for the following, there have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2019.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and related amendments, which replaced the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted ASU 2016-02 and its related updates using the transition practical expedients, which allows us to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right-of-use asset balances. We also used the optional transition method, which allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. There was no adjustment made to the opening balance of retained earnings. We have implemented new accounting policies and software to facilitate the recording and reporting of lease transactions and balances. We recorded initial operating right-of-use assets of $35.9 million and related lease liabilities of $36.5 million on our consolidated balance sheet on January 1, 2019. New disclosures are included in Note 9 - Leases to these interim financial statements.
Leases - Lessee
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable with certain lease payments containing immaterial variable payments based on the number of hours the equipment is used. Certain of our leases have options that allow for renewal at market rates, purchase at fair market value or termination of the lease. We must determine that it is reasonably certain that a lease option will be exercised for such an option to be included in the right-of-use asset or lease liability. We are not reasonably certain that any of our lease options will be exercised and, as such, have not included those options in our right-of-use assets or lease liabilities. Certain of our equipment leases contain residual value guarantees which guarantee various parts of heavy equipment will have a remaining life when the equipment is returned to the lessor. It is possible that we could owe additional amounts to the lessor upon return of equipment. There are no restrictions or covenants imposed by any of our leases.
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
We apply a single discount rate to all operating leases. We determined our incremental borrowing rate based on an average of collateralized borrowing rates offered by various lenders. We considered the nature of the assets and the life of the leases and determined that there is no significant difference in the incremental borrowing rate. See Note 9 — Leases in these interim financial statements for additional disclosures regarding our leasing activity.
Leases - Lessor
We manufacture equipment and offer for lease our SmartSystems wellsite proppant storage solutions. We negotiate the terms of our lease agreements on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees or restrictions or covenants in our lease contracts and, therefore, no such terms have been included in our accounting for the leases. There are currently no contracts in place that meet the definition of a lease.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2019 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 16 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2019.

ITEM 1A.  RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from two customers under long-term take-or-pay contracts, which are currently subject to litigation.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from two customers under long-term take-or-pay contracts. We expect additional shortfall amounts to continue to accrue every contract quarter or contract year, depending on the terms of each contract. We are currently in litigation with such customers regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of June 30, 2019, $34.6 million of accounts and unbilled receivables were from the foregoing two customers.
We may not be able to refinance or replace our Credit Facility on favorable terms, or at all, which will have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our Credit Facility matures on June 30, 2020. As of June 30, 2019, the total borrowing capacity under the facility is $55.0 million with undrawn availability of $16.0 million. We have been involved in discussions with our current lenders and other sources of capital regarding alternatives that would include the replacement or refinancing of the Credit Facility. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, and in such case there is substantial doubt that the Company could continue as a going concern.
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

10.1*‡
First Amendment to the Master Product Purchase Agreement and First Amendment to Railcar Usage Agreement, dated June 21, 2019, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation

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

‡	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

August 7, 2019	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

August 7, 2019	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)