Form 10-Q
period 2019-09-30
Smart Sand, Inc.
filed 2019-11-06
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Number of shares of common stock outstanding, par value $0.001 per share, as of October 31, 2019: 41,318,370

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,098	$1,466
Accounts receivable, net	58,749	18,989
Unbilled receivables	1,189	7,823
Inventories	15,926	18,575
Prepaid expenses and other current assets	1,092	3,243
Total current assets	79,054	50,096
Property, plant and equipment, net	250,486	248,396
Operating lease right-of-use assets	29,702	—
Intangible assets, net	9,244	18,068
Other assets	3,537	3,732
Total assets	$372,023	$320,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,039	$11,336
Accrued and other expenses	10,234	8,392
Deferred revenue	5,545	4,095
Current portion of long-term debt	23,940	829
Operating lease liabilities, current portion	11,799	—
Total current liabilities	61,557	24,652
Deferred revenue, net of current portion	2,946	—
Long-term debt, net of current portion	6,791	47,893
Operating lease liabilities, long-term, net of current portion	17,397	—
Long-term deferred tax liabilities, net	24,685	17,898
Asset retirement obligation	14,897	13,322
Contingent consideration	2,800	7,167
Total liabilities	131,073	110,932
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,974,470 issued and 40,233,850 outstanding at September 30, 2019; 40,673,513 issued and 39,974,478 outstanding at December 31, 2018	40	40
Treasury stock, at cost, 740,620 and 699,035 shares at September 30, 2019 and December 31, 2018, respectively	(2,978)	(2,839)
Additional paid-in capital	164,499	162,195
Retained earnings	79,512	50,277
Accumulated other comprehensive loss	(123)	(313)
Total stockholders’ equity	240,950	209,360
Total liabilities and stockholders’ equity	$372,023	$320,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues	$65,690	$63,146	$185,406	$160,222
Cost of goods sold	38,555	40,595	122,228	110,686
Gross profit	27,135	22,551	63,178	49,536
Operating expenses:
Salaries, benefits and payroll taxes	2,958	3,232	8,466	8,595
Depreciation and amortization	623	501	1,954	1,165
Selling, general and administrative	2,693	3,512	8,283	10,208
Change in the estimated fair value of contingent consideration	(1,215)	(2,100)	(2,757)	(2,100)
Impairment of intangible asset	7,628	—	7,628	—
Total operating expenses	12,687	5,145	23,574	17,868
Operating income	14,448	17,406	39,604	31,668
Other income (expenses):
Interest expense, net	(968)	(758)	(2,943)	(1,438)
Other income	15	90	89	149
Total other income (expenses), net	(953)	(668)	(2,854)	(1,289)
Income before income tax expense	13,495	16,738	36,750	30,379
Income tax expense	2,569	4,613	7,515	7,258
Net income	$10,926	$12,125	$29,235	$23,121
Net income per common share:
Basic	$0.27	$0.30	$0.73	$0.57
Diluted	$0.27	$0.30	$0.73	$0.57
Weighted-average number of common shares:
Basic	40,233	40,541	40,102	40,483
Diluted	40,240	40,551	40,163	40,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$10,926	$12,125	$29,235	$23,121
Other comprehensive income:
Foreign currency translation adjustment	(46)	(130)	190	(54)
Comprehensive income	$10,880	$11,995	$29,425	$23,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Nine months ended September 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$50,277	$(313)	$209,360
Foreign currency translation adjustment	—	—	—	—	—	—	145	145
Vesting of restricted stock	30,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	—	790
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	20,954	—	—	—	40	—	—	40
Restricted stock buy back	(5,714)	—	5,714	(23)	—	—	—	(23)
Net income	—	—	—	—	—	4,033	—	4,033
Balance at March 31, 2019	40,020,447	40	704,749	(2,862)	163,034	54,310	(168)	214,354
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Vesting of restricted stock	224,653	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(35,691)	—	35,691	(116)	—	—	—	(116)
Net income	—	—	—	—	—	14,276	—	14,276
Balance at June 30, 2019	40,209,409	40	740,440	(2,978)	163,797	68,586	(77)	229,368
Foreign currency translation adjustment	—	—	—	—	—	—	(46)	(46)
Vesting of restricted stock	4,500	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	652	—	—	652
Employee stock purchase plan compensation	—	—	—	—	12	—	—	12
Employee stock purchase plan issuance	20,121	—	—	—	38	—	—	38
Restricted stock buy back	(180)	—	180	—	—	—	—	—
Net income	—	—	—	—	—	10,926	—	10,926
September 30, 2019	40,233,850	$40	740,620	$(2,978)	$164,499	$79,512	$(123)	$240,950

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)

Nine months ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Vesting of restricted stock	96,713	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	610	—	—	610
Employee stock purchase plan issuance	9,639	—	—	—	70	—	—	70
Restricted stock buy back	(8,822)	—	8,822	(54)	—	—	—	(54)
Net income	—	—	—	—	—	975	—	975
Balance at March 31, 2018	40,490,563	40	89,874	(720)	159,739	32,564	—	191,623
Foreign currency translation adjustment	—	—	—	—	—	—	76	76
Vesting of restricted stock	59,400	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	650	—	—	650
Employee stock purchase plan compensation	—	—	—	—	38	—	—	38
Employee stock purchase plan issuance	—	—	—	—	1	—	—	1
Restricted stock buy back	(20,781)	—	20,781	(119)	—	—	—	(119)
Net income	—	—	—	—	—	10,021	—	10,021
Balance at June 30, 2018	40,529,182	40	110,655	(839)	160,428	42,585	76	202,290
Foreign currency translation adjustment	—	—	—	—	—	—	(130)	(130)
Vesting of restricted stock	21,351	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	873	—	—	873
Employee stock purchase plan compensation	—	—	—	—	18	—	—	18
Employee stock purchase plan issuance	—	—	—	—	56	—	—	56
Restricted stock buy back	(180)	—	180	(1)	—	—	—	(1)
Net income	—	—	—	—	—	12,125	—	12,125
Balance at September 30, 2018	40,550,353	$40	110,835	$(840)	$161,375	$54,710	$(54)	$215,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities:
Net income	$29,235	$23,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	19,309	12,141
Intangible asset impairment	7,628	—
Amortization of intangible assets	1,199	572
Asset retirement obligation settlement	(2,348)	(2,219)
(Gain) loss on disposal of assets	(41)	253
Amortization of deferred financing cost	172	223
Accretion of debt discount	517	181
Deferred income taxes	6,787	7,258
Stock-based compensation, net	2,196	2,133
Employee stock purchase plan compensation	30	56
Change in contingent consideration fair value	(2,757)	(2,100)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39,760)	(6,386)
Unbilled receivables	6,634	(23)
Inventories	2,649	(5,170)
Prepaid expenses and other assets	1,035	(3,087)
Deferred revenue	4,396	4,030
Accounts payable	(956)	(2,517)
Accrued and other expenses	4,403	5,257
Net cash provided by operating activities	40,328	33,723
Investing activities:
Acquisition of businesses, net of cash acquired	—	(29,921)
Purchases of property, plant and equipment	(19,518)	(81,654)
Proceeds from disposal of assets	—	22
Net cash used in investing activities	(19,518)	(111,553)
Financing activities:
Proceeds from the issuance of notes payable	6,120	—
Repayments of notes payable	(1,461)	(288)
Payments under equipment financing obligations	(79)	(166)
Payment of deferred financing and debt issuance costs	(1,087)	(210)
Proceeds from revolving credit facility	37,750	71,500
Repayment of revolving credit facility	(59,750)	(27,000)
Payment of contingent consideration	(1,610)	—
Proceeds from equity issuance	78	127
Purchase of treasury stock	(139)	(174)
Net cash (used in) provided by financing activities	(20,178)	43,789
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	632	(34,041)
Cash and cash equivalents at beginning of year	1,466	35,227
Cash and cash equivalents at end of period	$2,098	$1,186
Supplemental disclosure of cash flow information
Non-cash investing activities:
Contingent consideration	$—	$9,200
Asset retirement obligation	$3,301	$1,561
Non-cash financing activities:
Write-off of remaining balance of returned equipment under capital lease	$—	$398
Capitalized expenditures in accounts payable and accrued expenses	$2,138	$7,920
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company is a fully integrated frac sand supply and services company, offering complete mine to wellsite logistics solutions. The Company is engaged in the excavation, processing and sale of industrial sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. Its integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines that enables the Company to process and cost-effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminal and its SmartSystemsTM wellsite proppant storage solution capabilities.
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
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc. (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. These systems now comprise the Company’s SmartSystems proppant storage solutions under which we offer various solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation.
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
Going Concern
Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The Credit Facility matures on June 30, 2020 and without additional sources of capital or refinancing of the Credit Facility, the maturity of the Credit Facility raises substantial doubt about the Company’s ability to continue as a going concern, which means that Smart Sand may be unable to meet its obligations as they become due. The Company is currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year as mitigation to the substantial doubt raised regarding the Company’s ability to continue as a going concern, however there can be no assurance that sufficient liquidity can be raised or that such a transaction can be completed prior to the maturity date of the Credit Facility or that any refinancing would be on

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

favorable terms to the Company. The Credit Facility has been recorded as a current liability in the consolidated balance sheet as of September 30, 2019.
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
Not yet adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements for fair value measurements by removing the disclosure of the valuation process for Level 3 fair value measurements, among other disclosure modifications. The guidance is effective for the Company for financial statement periods beginning after December 15, 2019, although early adoption is permitted. Companies are permitted to remove or modify disclosures upon issuance while delaying adoption of the additional disclosures. The Company does not expect ASU 2018-13 to have a material effect on its consolidated financial statements.
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
Business Combination - Quickthree Solutions Inc.
On June 1, 2018, the Company acquired substantially all of the assets of Quickthree, a manufacturer of portable vertical frac sand storage solution systems, which now comprise the Company’s SmartSystems offerings.
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
There were no acquisition costs for the Quickthree acquisition during the three and nine months ended September 30, 2019. Total acquisition costs for the Quickthree acquisition incurred during the three and nine months ended September 30, 2018 were $0 and $1,159, respectively, which are included in selling, general and administrative expense in the Company’s condensed consolidated income statements. The purchase price allocation was considered complete as of December 31, 2018.
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
The Company impaired $8,500 of gross intangible assets related to developed technology acquired in the Quickthree acquisition. See Note 6 - Intangible Assets for additional information.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Contingent Consideration
The Company determined the fair value of the contingent consideration to be $9,200 at June 1, 2018, the acquisition date and recorded it as a liability in the Company’s unaudited condensed consolidated balance sheets. Each reporting period, the Company reassesses its inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. The Company recorded adjustments to the fair value of contingent consideration in the amount of $1,215 and $2,757 for the three and nine months ended September 30, 2019, respectively, and $2,100 for each the three and nine months ended September 30, 2018, on the condensed consolidated income statements. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
The Company’s contingent consideration is remeasured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the acquisition. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company used a probability-weighted average between 10 and 37 manufactured SmartDepot fleets over the earnout period, as the basis of its fair value determination. The actual contingent consideration could vary from the determined amount based on the actual number of SmartDepot silos and related equipment produced and the timing thereof. The Company estimates the fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. The Company’s financial instruments remeasured and carried at fair value were as follows:

	September 30, 2019	Level 1	Level 2	Level 3
Contingent consideration	$2,800	$—	$—	$2,800
Total liabilities	$2,800	$—	$—	$2,800
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2019.

Balance as of December 31, 2018	$7,167
Payment of contingent consideration	(1,610)
Fair value adjustment	(2,757)
Balance as of September 30, 2019	$2,800
NOTE 4 — Inventories
Sand inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw material	$391	$1,201
Work in progress	10,381	10,070
Finished goods	4,351	4,648
Spare parts	803	1,356
Total sand inventory	$15,926	$17,275

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

SmartSystems inventory represents work in progress inventory related to existing arrangements at the time the Company acquired Quickthree and consisted of the following:

	September 30, 2019	December 31, 2018
Work in progress	$—	$1,300
Total SmartSystems inventory	$—	$1,300

Total inventory	$15,926	$18,575

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2019	December 31, 2018
Machinery, equipment and tooling	$16,863	$14,858
SmartSystems	14,123	5,286
Vehicles	2,436	1,955
Furniture and fixtures	1,228	1,140
Plant and building	160,736	158,882
Real estate properties	4,913	4,601
Railroad and sidings	27,347	27,347
Land and land improvements	27,683	27,167
Asset retirement obligation	19,770	16,469
Mineral properties	10,075	10,075
Deferred mining costs	1,883	1,806
Construction in progress	25,022	21,619
	312,079	291,205
Less: accumulated depreciation and depletion	61,593	42,809
Total property, plant and equipment, net	$250,486	$248,396
Depreciation expense was $6,610 and $4,608 for the three months ended September 30, 2019 and 2018, respectively, and $18,648 and $11,751 for the nine months ended September 30, 2019 and 2018, respectively. Depletion expense was $20 and $31 for the three months ended September 30, 2019 and 2018, respectively, and $38 and $51 for the nine months ended September 30, 2019 and 2018, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the three and nine months ended September 30, 2019 and 2018.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Intangible Assets, net
The following table summarizes the Company’s intangible assets as of September 30, 2019 and December 31, 2018:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Gross Impairment	Accumulated Amortization	Net Book Value at September 30, 2019
Developed technology	13	$18,800	$8,500	$1,056	$9,244
Customer relationships	1	270	—	270	—
		$19,070	$8,500	$1,326	$9,244
The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. The weighted-average remaining useful life for the intangible assets is 11.7 years. Amortization expense related to the purchased intangible assets was $362 and $289 for the three months ended September 30, 2019 and 2018, respectively, and $1,199 and $572 for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded an impairment charge of $7,628 related to specific developed technology allocated to the Quickload for the three months ended September 30, 2019. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company is developing and testing a new transload technology and no longer plans to actively market the Quickload system and as such, all developed technology intangible assets related to the Quickload have been impaired as of September 30, 2019.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of September 30, 2019.

Remainder of 2019	$264
2020	792
2021	792
2022	792
2023	792
Thereafter	5,812
Total	$9,244

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 7 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2019	December 31, 2018
Employee related expenses	$4,085	$1,894
Accrued construction related expenses	226	948
Accrued professional fees	399	465
Accrued royalties	1,903	1,780
Accrued freight and delivery charges	1,978	2,556
Accrued real estate tax	605	—
Accrued utilities	207	—
Accrued income taxes	281	—
Deferred rent	—	712
Other accrued liabilities	550	37
Total accrued liabilities	$10,234	$8,392

NOTE 8 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Credit Facility	$21,684	$—
Finance leases	95	90
Notes payable	2,161	739
Total current portion of long-term debt	$23,940	$829
Long-term debt, net of current portion consists of the following:

	September 30, 2019	December 31, 2018
Credit Facility	$—	$44,255
Finance leases	503	547
Notes payable	6,288	3,091
Total long-term debt, net of current portion	$6,791	$47,893
Credit Facility
On February 22, 2019, we entered into an agreement with the existing lenders on the Credit Facility to, among other things, (i) extend the maturity date of the Credit Facility to June 30, 2020 and (ii) reduce the total capacity to $50,000 by December 31, 2019. The outstanding balance on the Credit Facility is included in long-term liabilities on our consolidated balance sheet at December 31, 2018. As of September 30, 2019 and December 31, 2018, $22,500 and $44,500, respectively, were outstanding under the Credit Facility and the Company was in compliance with all covenants. As of September 30, 2019, the total borrowing capacity is $52,500 with undrawn availability at $30,000. The Credit Facility matures on June 30, 2020 and as such, the Company has included the balance in the current portion of long-term debt as of September 30, 2019. The Company is currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year.

As of September 30, 2019 and December 31, 2018, gross deferred financing fees of $1,815 and $728 are presented as a discount to the carrying value of the debt and the unamortized amount is presented as a reduction of current portion of long term debt as of September 30, 2019 and long-term debt, net of current portion, as of December 31, 2018 on the consolidated balance sheets. Certain deferred financing costs incurred when there was no balance on the Credit Facility are included in Other assets line item on the consolidated balance sheet. Accretion of debt discount of $186 and $65 for the three months ended September 30, 2019 and 2018, respectively, and $517 and $181 for the nine months ended September 30, 2019 and 2018, respectively, is included in interest expense. Amortization expense of the deferred financing charges of $54 and $85 for the three months ended September 30, 2019 and 2018, respectively, and $172 and $223 for the nine months ended September 30, 2019 and 2018, respectively, is included in interest expense.

	September 30, 2019	December 31, 2018
Revolving credit facility	$22,500	$44,500
Less: Debt discount, net	(816)	(245)
Revolving credit facility, net	$21,684	$44,255

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 9 — Leases
Disclosures subsequent to the adoption of ASC 842
Lessee
At September 30, 2019, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	September 30, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$29,702
Financing	Property, plant and equipment, net	650
Total right-of use assets		$30,352

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$29,196
Financing	Long-term debt, current and long-term portions	598
Total lease liabilities		$29,794
Operating lease costs are recorded in a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$35	$99
Interest on lease liabilities	10	32
Operating lease cost	4,105	11,469
Short-term lease cost	160	294
Total lease cost	$4,310	$11,894

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Other information related to the Company’s leasing activity for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$33
Operating cash flows used for operating leases	$12,447
Financing cash flows used for finance leases	$79

Right-of-use assets obtained in exchange for new finance lease liabilities	$55
Right-of-use assets recorded upon adoption	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,053

Weighted average remaining lease term - finance leases	3.9 years
Weighted average discount rate - finance leases	6.60%
Weighted average remaining lease term - operating leases	2.8 years
Weighted average discount rate - operating leases	5.50%
Maturities of the Company’s lease liabilities as of September 30, 2019 are as follows:

Year	Operating Leases	Finance Leases	Total
Remainder of 2019	$2,841	$32	$2,873
2020	13,238	165	13,403
2021	9,123	165	9,288
2022	4,034	151	4,185
2023	1,394	161	1,555
Thereafter	888	—	888
Total cash lease payments	31,518	674	32,192
Less: amounts representing interest	(2,322)	(76)	(2,398)
Total lease liabilities	$29,196	$598	$29,794
Disclosures prior to the adoption of ASC 842
Capital Leases
The Company entered into various lease arrangements to lease equipment. Equipment cost of $657 was capitalized and included in the Company’s property, plant and equipment as of December 31, 2018. Depreciation expense under leased assets was approximately $3 and $113 for the three and nine months ended September 30, 2018, respectively.
Operating Leases
Expense related to operating leases and other rental agreements was $3,965 and $10,658 for three and nine months ended September 30, 2018, respectively. Lease expense related to railcars is included in cost of goods sold in the condensed consolidated income statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $14,897 as of September 30, 2019. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2018	$13,322
Additions and revisions of prior estimates	3,301
Accretion expense	623
Settlement of liability	(2,348)
Balance at September 30, 2019	$14,897

NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$25,153	38%	$39,500	63%	$73,161	40%	$96,417	60%
Reservation revenue	4,500	7%	5,190	8%	13,500	7%	17,656	11%
Shortfall revenue	15,620	24%	1,426	2%	37,659	20%	2,094	1%
Logistics revenue	20,417	31%	17,030	27%	61,086	33%	44,055	28%
Total revenues	$65,690	100%	$63,146	100%	$185,406	100%	$160,222	100%
The Company recorded $4,095 of deferred revenue on the balance sheet on December 31, 2018, of which $1,017 has been recognized in the nine months ended September 30, 2019, $2,500 was recharacterized due to an amended contract, and the Company expects to recognize an additional $578 in 2020.
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

NOTE 12 — Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 770 and 1,022 for the three months ended September 30, 2019 and 2018, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 760 and 646 for the nine months ended September 30, 2019 and 2018, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding	40,233	40,541	40,102	40,483
Assumed conversion of restricted stock	7	10	61	65
Diluted weighted average common stock outstanding	40,240	40,551	40,163	40,548

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
During the nine months ended September 30, 2019 and 2018, 337 and 742 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $19.00. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $652 and $873 of compensation expense for the restricted stock during the three months ended September 30, 2019 and 2018, respectively. The Company recognized, in operating expenses on the consolidated income statements, $2,196 and $2,133 of compensation expense for the restricted stock during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company had unrecognized compensation expense of $4,332 related to granted but unvested stock awards, which is to be recognized as follows:

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Remainder of 2019	$652
2020	2,076
2021	1,041
2022	461
2023	102
Total	$4,332

The following table summarizes restricted stock activity under the Plans from December 31, 2018 through September 30, 2019:

	Number of Shares	Weighted Average
Unvested, December 31, 2018	1,027	$9.83
Granted	337	$2.54
Vested	(261)	$8.77
Forfeited	(18)	$6.38
Unvested, September 30, 2019	1,085	$9.32
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
For the three months ended September 30, 2019 and 2018, the effective tax rate was approximately 19.0% and 27.6%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the nine months ended September 30, 2019 and 2018, the effective tax rate was approximately 20.4% and 23.9%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and nine months ended September 30, 2019 and 2018, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, among other items.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At September 30, 2019 and December 31, 2018, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of September 30, 2019 and December 31, 2018, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of September 30, 2019 and December 31, 2018 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of September 30, 2019 or December 31, 2018. The Company is open to examination by taxing authorities beginning with the 2014 tax year.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 15 — Concentrations
As of September 30, 2019, two customers accounted for 80% of the Company’s total accounts receivable. As of December 31, 2018, four customers accounted for 89% of the Company’s total accounts receivable.
During the three months ended September 30, 2019, 82% of the Company’s revenues were earned from four customers. During the three months ended September 30, 2018, 82% of the Company’s revenues were earned from five customers. During the nine months ended September 30, 2019, 74% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2018, 55% of the Company’s revenues were earned from three customers.
As of September 30, 2019, two vendors accounted for 37% of the Company’s accounts payable.  As of December 31, 2018, one vendor accounted for 16% of the Company’s accounts payable.
During the three months ended September 30, 2019, two suppliers accounted for 57% of the Company’s cost of goods sold. During the three months ended September 30, 2018, three suppliers accounted for 58% of the Company’s cost of goods sold. During the nine months ended September 30, 2019, two suppliers accounted for 53% of the Company’s cost of goods sold. During the nine months ended September 30, 2018, two suppliers accounted for 44% of the Company’s cost of goods sold.
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

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at September 30, 2019 are as follows:

Remainder of 2019	$—
2020	2,275
2021	2,275
2022	2,275
2023	2,275
Thereafter	31,850
Total	$40,950
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

U.S. Well Services, LLC
On January 14, 2019, Smart Sand, Inc. (plaintiff) filed suit against U.S. Well Services, LLC (defendant) (“U.S. Well”) in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]). In the suit, plaintiff alleges that defendant is in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement and is seeking unspecified monetary damages and other appropriate relief. Plaintiff is also seeking a declaratory judgment that the relevant agreements are continuing in full force and effect despite defendant’s purported notice of termination to the contrary. Defendant has filed an Amended Answer, Affirmative Defenses and Counterclaim seeking unspecified monetary damages and declaratory relief. The Company intends to both vigorously prosecute its claims and defend against U.S. Well’s counterclaims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.
The Company recorded $16,343 and $31,893 of revenue for the three and nine months ended September 30, 2019, respectively, related to U.S. Well. As of September 30, 2019, $35,045 of accounts and unbilled receivables is attributable to U.S. Well. Amounts recorded as accounts and unbilled receivables in the financial statements do not represent the full amounts sought in this lawsuit.
Schlumberger Technology Corporation
On January 3, 2019, Smart Sand, Inc. (plaintiff) filed suit against Schlumberger Technology Corporation (defendant) (“STC”) in the District Court of Harris County, Texas (Case No. 2019-00557). In the suit, plaintiff alleged that defendant was in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and was seeking unspecified monetary damages and other appropriate relief. Defendant filed an Answer, Affirmative Defenses and Counterclaim seeking unspecified monetary damages and declaratory relief. On September 10, 2019, the Company and defendant entered into an agreement to settle such lawsuit and the case has been dismissed with prejudice. The settlement included an upfront cash payment, a new 4-year take-or-pay contract, and amounts recorded as accounts and unbilled receivables and deferred revenue to be removed from the Company’s balance sheet.

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
Market Trends
From 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to reduced takeaway capacity and increased availability of in-basin sand in the Permian basin, a reduction in spending

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

by oil and natural gas companies in the latter portion of the year, and decreased oil prices, particularly in the fourth quarter of 2018. Demand improved late in the first half of 2019 and leveled off in the third quarter of 2019.
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
Our sand is sold through long-term take-or-pay contracts or through spot market pricing. Our long-term take-or-pay contracts reduce exposure to fluctuations in price and provide predictability of volumes and price over the contract term. The pricing under many of our take-or-pay contracts adjusts quarterly based on Average Cushing Oklahoma WTI Spot Prices (“WTI Prices”). Average WTI Prices were down in the first quarter of 2019, and accordingly we adjusted many of our contract prices downward for the second quarter of 2019. Average WTI prices were up in the second quarter of 2019, and accordingly we adjusted many of our contract prices upward for the third quarter of 2019. There will be no change in pricing based on Average WTI for the fourth quarter of 2019. By contrast, the spot market provides us with direct access to current market-based prices, offering an outlet to sell excess production at opportunistic times or during favorable market conditions, which also comes with accompanying exposure to price volatility and uncertainty.
GAAP Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenues	$65,690	$63,146	$2,544	4%
Cost of goods sold	38,555	40,595	(2,040)	(5)%
Gross profit	27,135	22,551	4,584	20%
Operating expenses:
Salaries, benefits and payroll taxes	2,958	3,232	(274)	(8)%
Depreciation and amortization	623	501	122	24%
Selling, general and administrative	2,693	3,512	(819)	(23)%
Change in the estimated fair value of contingent consideration	(1,215)	(2,100)	885	(42)%
Impairment of intangible asset	7,628	—	7,628	Not meaningful
Total operating expenses	12,687	5,145	7,542	147%
Operating income	14,448	17,406	(2,958)	(17)%
Other income (expenses):
Interest expense, net	(968)	(758)	(210)	28%
Other income	15	90	(75)	(83)%
Total other expenses, net	(953)	(668)	(285)	43%
Income before income tax expense	13,495	16,738	(3,243)	(19)%
Income tax expense	2,569	4,613	(2,044)	(44)%
Net income	$10,926	$12,125	$(1,199)	(10)%

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Revenues
Revenues were $65.7 million for the three months ended September 30, 2019, during which time we sold approximately 611,000 tons of sand. Revenues for the three months ended September 30, 2018 were $63.1 million, during which time we sold approximately 823,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 were as follows:

•
We had $15.6 million of shortfall revenue for the three months ended September 30, 2019 compared to $1.4 million shortfall revenue for the three months ended September 30, 2018. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract. Shortfall revenue of $14.0 million for the three months ended September 30, 2019 was from a customer with which we have ongoing litigation.

•
Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $20.4 million for the three months ended September 30, 2019 compared to $17.0 million for the three months ended September 30, 2018. The increase in logistics revenue was due to increased in-basin sales volumes in the third quarter of 2019 and SmartSystems being deployed.

•
Sand sales revenue decreased from $39.5 million for the three months ended September 30, 2018 to $25.2 million for the three months ended September 30, 2019 as a result of lower total volumes sold. The volumes sold during the third quarter 2019 were negatively impacted by weather-related shipping delays in the Bakken and a slow-down in spot sales due to a decline in the overall well completions activity in the third quarter 2019.

Cost of Goods Sold
Cost of goods sold was $38.6 million and $40.6 million for the three months ended September 30, 2019 and 2018, respectively. Cost of goods sold decreased for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to lower overall sales volumes partially offset by increased depreciation and amortization relating to our Oakdale expansion project, which became operational in the second quarter of 2019, and additional asset retirement obligations due to expanded mining operations.
Gross Profit
Gross profit was $27.1 million and $22.6 million for the three months ended September 30, 2019 and 2018, respectively. The increase in gross profit for the three months ended September 30, 2019 was primarily due to higher shortfall revenue and logistics revenue partially offset by lower total sales volumes.
Operating Expenses
Operating expenses were $12.7 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively. Operating expenses for the three months ended September 30, 2019 include an impairment charge of $7.6 million relating to the Quickload system we acquired in connection with our acquisition of Quickthree in 2018. We have no plans to actively market the Quickload system for the forseeable future, which resulted in the impairment charge. All developed technology intangible assets related to the Quickload have been impaired of as of September 30, 2019. We recorded $1.2 million reduction to the fair value of contingent consideration for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018. Salaries, benefits, and payroll taxes decreased by $0.3 million and selling, general and administrative expense decreased by $0.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Interest Expense
We incurred $1.0 million and $0.8 million of net interest expense for the three months ended September 30, 2019 and 2018, respectively. The increase in interest expense for the three months ended September 30, 2019 was primarily due to higher average borrowings under the Credit Facility. Our borrowings under the Credit Facility were reduced late in the third quarter 2019.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Income Tax Expense
For the three months ended September 30, 2019 and 2018, our effective tax rate was approximately 19.0% and 27.6%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for income tax credits, among other items.
Net Income
Net income was $10.9 million and $12.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase in net income for the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increased shortfall revenue, partially offset by decreased total volumes sold and the intangible asset impairment charge related to the Quickload system.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenues	$185,406	$160,222	$25,184	16%
Cost of goods sold	122,228	110,686	11,542	10%
Gross profit	63,178	49,536	13,642	28%
Operating expenses:
Salaries, benefits and payroll taxes	8,466	8,595	(129)	(2)%
Depreciation and amortization	1,954	1,165	789	68%
Selling, general and administrative	8,283	10,208	(1,925)	(19)%
Change in the estimated fair value of contingent consideration	(2,757)	(2,100)	(657)	31%
Impairment of intangible asset	7,628	—	7,628	Not meaningful
Total operating expenses	23,574	17,868	5,706	32%
Operating income	39,604	31,668	7,936	25%
Other income (expenses):
Interest expense, net	(2,943)	(1,438)	(1,505)	105%
Other income	89	149	(60)	(40)%
Total other expenses, net	(2,854)	(1,289)	(1,565)	121%
Income before income tax expense	36,750	30,379	6,371	21%
Income tax expense	7,515	7,258	257	4%
Net income	$29,235	$23,121	$6,114	26%
Revenues
Revenues were $185.4 million for the nine months ended September 30, 2019, during which time we sold approximately 2,000,000 tons of sand. Revenues for the nine months ended September 30, 2018 were $160.2 million, during which time we sold approximately 2,384,000 tons of sand. The key factors contributing to the increase in revenues for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 were as follows:

•
We had $37.7 million of shortfall revenue for the nine months ended September 30, 2019 compared to $2.1 million shortfall revenue for the nine months ended September 30, 2018. Our customer contracts dictate whether customers are invoiced quarterly or at the end of their respective contract year for shortfall payments. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Shortfall revenue of $24.8 million for the nine months ended September 30, 2019 was from a customer with which we have ongoing litigation.

•
Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $61.1 million for the nine months ended September 30, 2019 compared to $44.1 million for the nine months ended September 30, 2018. The increase in logistics revenue was due to increased in-basin sales volumes and a greater number of SmartSystems deployed.

•
Sand sales revenue decreased from $96.4 million for the nine months ended September 30, 2018 to $73.2 million for the nine months ended September 30, 2019 as a result of lower total volumes of sand sold.

Cost of Goods Sold
Cost of goods sold was $122.2 million and $110.7 million for the nine months ended September 30, 2019 and 2018, respectively. Cost of goods sold increased for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to higher transportation costs as a result of increased in-basin sales volumes, increased depreciation and amortization due to our Oakdale expansion project becoming operational, partially offset by decreases in labor and equipment costs.
Gross Profit
Gross profit was $63.2 million and $49.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in gross profit for the nine months ended September 30, 2019 was primarily due to higher shortfall revenue and logistics revenue partially offset by increased transportation costs as a result of increased in-basin sales volumes and lower total sales volumes.
Operating Expenses
Operating expenses were $23.6 million and $17.9 million for the nine months ended September 30, 2019 and 2018, respectively. Operating expenses for the nine months ended September 30, 2019 include an impairment charge of $7.6 million relating to the Quickload system acquired in connection with the acquisition of Quickthree in 2018. We have no plans to actively market the Quickload system for the forseeable future, which resulted in the impairment charge. All developed technology intangible assets related to the Quickload have been impaired of as of September 30, 2019. We recorded $2.8 million reduction to the fair value of contingent consideration for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018. Salaries, benefits and payroll taxes were consistent at $8.5 million and $8.6 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation and amortization increased from $1.2 million for the nine months ended September 30, 2018 to $2.0 million for the nine months ended September 30, 2019 primarily as a result of amortization of our intangible assets related to the acquisition of Quickthree. Selling, general and administrative expenses decreased from $10.2 million for the nine months ended September 30, 2018 to $8.3 million for the nine months ended September 30, 2019, primarily as a result of decreased development costs.
Interest Expense
We incurred $2.9 million and $1.4 million of net interest expense for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense for the nine months ended September 30, 2019 was primarily due to higher average borrowings under the Credit Facility, which were primarily used to fund acquisition activity in 2018. Our borrowings under the Credit Facility were reduced late in the third quarter 2019.
Income Tax Expense
For the nine months ended September 30, 2019 and 2018, our effective tax rate was approximately 20.4% and 23.9%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications for income tax credits, among other items.
Net Income
Net income was $29.2 million and $23.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net income for the nine months ended September 30, 2019 as compared to the same period in the prior year was

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

primarily due to increased shortfall and logistics revenue and decreased operating expenses, partially offset by increased interest expense.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$10,926	$12,125	$29,235	$23,121
Depreciation, depletion and amortization	6,992	4,929	19,885	12,374
Income tax expense	2,569	4,612	7,515	7,258
Interest expense	969	760	2,947	1,489
Franchise taxes	56	54	234	383
EBITDA	$21,512	$22,480	$59,816	$44,625
(Gain) on sale of fixed assets	(15)	253	(41)	253
Equity compensation (1)	663	791	2,047	1,950
Acquisition and development costs (2)	(1,208)	(1,723)	(2,732)	(480)
Non-cash impairment of intangible asset	7,628	—	7,628	—
Cash charges related to restructuring and retention (3)	—	198	82	562
Accretion of asset retirement obligations	178	139	623	328
Adjusted EBITDA	$28,758	$22,138	$67,423	$47,238

(1)	Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

(2)
Includes $1,215 and $2,757 fair value adjustment of contingent consideration for the three and nine months ended September 30, 2019, respectively, and $2,100 fair value adjustment of contingent consideration for each the three and nine months ended September 30, 2018, as well as $0 and $1,159 acquisition costs related to our acquisition of Quickthree for the three and nine months ended September 30, 2018, respectively.

(3)	Represents costs associated with the retention and relocation of employees.
____________________
Adjusted EBITDA was $28.8 million for the three months ended September 30, 2019 compared to $22.1 million for the three months ended September 30, 2018. Adjusted EBITDA was $67.4 million for the nine months ended September 30, 2019 compared to $47.2 million for the nine months ended September 30, 2018. The increase in Adjusted EBITDA for the three and nine months ended September 30, 2019, as compared to the corresponding period in the prior year, was primarily due to higher shortfall revenue, partially offset by lower volumes of sand sales.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$65,690	$63,146	$185,406	$160,222
Cost of goods sold	38,555	40,595	122,228	110,686
Gross profit	27,135	22,551	63,178	49,536
Depreciation, depletion, and accretion of asset retirement obligations	6,547	4,567	18,554	11,539
Contribution margin	$33,682	$27,118	$81,732	$61,075
Contribution margin per ton	$55.13	$32.95	$40.87	$25.62
Total tons sold	611	823	2,000	2,384
Contribution margin was $33.7 million and $27.1 million, or $55.13 and $32.95 per ton sold, for the three months ended September 30, 2019 and 2018, respectively. Contribution margin was $81.7 million and $61.1 million, or $40.87 and $25.62 per ton sold, for the nine months ended September 30, 2019 and 2018, respectively. The increase in contribution margin and contribution margin per ton sold for the three and nine months ended September 30, 2019 as compared to the corresponding period in the prior year was primarily due to increased shortfall revenue, as well as increased in-basin sales volumes.
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
We are currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year as mitigation to the substantial doubt raised regarding our ability to continue as a going concern, however there can be no assurance that sufficient liquidity can be raised or that such a transaction can be completed prior to the maturity date of the Credit Facility or that any refinancing would be on favorable terms to us. The Credit Facility has been recorded as a current liability in the consolidated balance sheet as of September 30, 2019.
Working Capital
The following table presents the components of our working capital as of September 30, 2019 compared to December 31, 2018.

	September 30,	December 31,
	2019	2018
	(in thousands)
Total current assets	$79,054	$50,096
Total current liabilities	61,557	24,652
Working capital	$17,497	$25,444
Our working capital was $17.5 million at September 30, 2019 compared to $25.4 million at December 31, 2018.  The decrease in working capital was primarily a result of classifying our Credit Facility as a short-term obligation, and new short-

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

term lease liabilities of $11.8 million on our balance sheet in connection with the adoption of the new lease accounting standard on January 1, 2019, partially offset by an increase in accounts and unbilled receivables of $33.1 million. As of September 30, 2019, $35.0 million of the $59.9 million total accounts and unbilled receivables is attributable to a customer with which we have pending litigation.
Summary Cash Flows for the Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$40,328	$33,723
Net cash used in investing activities	$(19,518)	$(111,553)
Net cash (used in) provided by financing activities	$(20,178)	$43,789
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $40.3 million for the nine months ended September 30, 2019, compared to $33.7 million for the nine months ended September 30, 2018. Operating cash flows include net income of $29.2 million and $23.1 million in net earnings generated from revenue in the nine months ended September 30, 2019 and 2018, respectively, offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $19.5 million for the nine months ended September 30, 2019, which was primarily for manufacturing of our SmartDepot silos and plant upgrades and maintenance capital. Net cash used in investing activities was $111.6 million for the nine months ended September 30, 2018, which was primarily used for the expansion of our processing facility in Oakdale, Wisconsin and our acquisitions of the Van Hook terminal and Quickthree.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $20.2 million for the nine months ended September 30, 2019, which consisted primarily of $22.0 million of net repayments on our Credit Facility, $1.6 million of payments of contingent consideration related to the manufacture of our SmartSystem equipment, partially offset by $4.7 million of net proceeds from the issuance of notes payable. Net cash provided by financing activities was $43.8 million million for the nine months ended September 30, 2018, which consisted primarily of net proceeds from the Credit Facility of $45.0 million.
Indebtedness
Credit Facility
Our primary source of debt is our Credit Facility. We had total borrowing capacity of $52.5 million on our Credit Facility as of September 30, 2019 with $30.0 million in total undrawn availability. Substantially all of our assets are pledged as collateral. In February 2019, we entered into an agreement with the existing lenders on our Credit Facility to, among other things, extend the maturity date of the Credit Facility to June 30, 2020 and reduce the borrowing capacity to $50.0 million by December 31, 2019. The Credit Facility matures on June 30, 2020 and as such, the Company has included the balance in the current portion of long-term debt as of September 30, 2019. The Company is currently pursuing plans to refinance the Credit Facility and extend the current obligations beyond one year.
The Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, including a fixed charge coverage ratio and a leverage ratio (each as defined in the Credit Agreement). As of September 30, 2019 and December 31, 2018, we were in compliance with all covenants.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Notes Payable
We have entered into various financing arrangements to support the manufacturing of our SmartSystems wellsite proppant storage solutions equipment with interest rates between 4.17% and 7.49%. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in our property, plant and equipment.
Capital Requirements
For the nine months ended September 30, 2019, we spent approximately $19.5 million on capital expenditures. We estimate that full year 2019 capital expenditures will be approximately $25 million to $30 million, excluding any additional acquisitions, which are anticipated to support incremental growth and efficiency initiatives. These projects are expected to provide efficiencies in our plant operations and improve our logistics capabilities to further position us to capitalize upon growth opportunities that we anticipate will continue to develop with both current and potential new customers. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or potential borrowings under the Credit Facility.
Share Repurchases
The Company is authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, the Company announced that the board of directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. On September 11, 2019, the board of directors reauthorized the existing share repurchase program for 1 year. At September 30, 2019, the maximum number of shares that the Company may repurchase under the current repurchase authority was 1,411,800 shares. There were no share repurchases during the nine months ended September 30, 2019.
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
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $7.9 million and $8.6 million at September 30, 2019 and December 31, 2018, respectively.
Contractual Obligations
As of September 30, 2019, we had contractual obligations for the Credit Facility, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures and asset retirement obligations. Operating leases are primarily for railcars and heavy equipment. As part of the acquisition of substantially all of the assets of Quickthree on June 1, 2018, we recorded a $9.2 million contingent consideration liability related to certain earn-out provisions included in the terms of the acquisition. Each reporting period, we reassess our inputs including market comparable information and management assessments regarding potential future scenarios, then discount the liabilities to present value. As of December 31, 2018, our contingent consideration liability was $7.2 million. For the nine months ended September 30, 2019, we paid $1.6 million in contingent consideration and recorded an adjustment to reduce the fair value of contingent consideration in the amount of $2.8 million, which reduced our contingent consideration liability to $2.8 million as of September 30, 2019.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

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
Customer Concentration
For the nine months ended September 30, 2019, revenue from Liberty, Rice Energy (a subsidiary of EQT Corporation), U.S. Well Services and Hess Corporation accounted for 26.5%, 19.0%, 17.2%, and 11.3%, respectively, of total revenue. For the nine months ended September 30, 2018, sales to Rice Energy (a subsidiary of EQT Corporation), Liberty, and WPX Energy accounted for 21.9%, 20.5%, and 12.7%, respectively, of total revenue.
Revenue from U.S. Well Services for the nine months ended September 30, 2019 is the subject of ongoing litigation. See Note 16 to the financial statements for additional information.
Critical Accounting Policies and Estimates
Except for the following, there have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2019.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2019 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 16 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and nine months ended September 30, 2019.
ITEM 1A.  RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract, which is currently subject to litigation.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract. We expect additional shortfall amounts to continue to accrue in 2020. We are currently in litigation with such customer regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of September 30, 2019, $35.0 million of accounts and unbilled receivables were from the foregoing customer.
We may not be able to refinance or replace our Credit Facility on favorable terms, or at all, which will have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our Credit Facility matures on June 30, 2020. As of September 30, 2019, the total borrowing capacity under the facility is $52.5 million with undrawn availability of $30.0 million. We have been involved in discussions with our current lenders and other sources of capital regarding alternatives that would include the replacement or refinancing of the Credit Facility. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, and in such case there is substantial doubt that the Company could continue as a going concern.
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

10.1‡
Second Amended and Restated Master Product Purchase Agreement, dated September 10, 2019, by and between Smart Sand, Inc. and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2019)

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

Smart Sand, Inc.

November 6, 2019	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

November 6, 2019	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)