Form 10-K
period 2019-12-31
Smart Sand, Inc.
filed 2020-02-26
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the registrant’s second fiscal quarter of 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,991,876 based on the closing price of $2.44 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of February 19, 2020 was 42,847,996.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Certain Definitions
The following definitions apply throughout this annual report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“ABL Credit Facility”, “ABL Credit Agreement”, “ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “ABL Credit Facility”) pursuant to: (i) an ABL Credit Agreement, dated December 13, 2019, between the Company, and Jefferies Finance LLC (the “ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent (the “Security Agreement”).

“Oakdale Equipment Financing”, “MLA”
The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA is structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement (and not a lease) for accounting or financial reporting purposes.

“Former Credit Agreement”, “Former Credit Facility”	The $45 million 3-year senior secured revolving credit facility (the “Former Credit Facility”) under a revolving credit agreement, dated December 8, 2016, with Jefferies Finance LLC, as administrative and collateral agent (as amended, the “Former Credit Agreement”). The Former Credit Facility was paid in full and terminated with proceeds from the Oakdale Equipment Financing.

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FCA”, “DAT”, “DAP”	Free Carrier, Delivered at Terminal, Delivered at Place, respectively, Incoterms 2010.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

Disclaimer Regarding Forward-looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate’’, “estimate’’, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expected, including without limitation:
•fluctuations in demand for frac sand;
•the cyclical nature of our customers’ businesses;
•operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; pit wall failures or rock falls: or unanticipated ground, grade or water conditions;
•our dependence on our Oakdale mine and processing facility for current sales;
•the level of activity in the oil and natural gas industries;
•the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•increased competition from new or existing sources of frac sand supply, including frac sand mines in locations such as the Permian Basin of West Texas, and elsewhere;
•federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations, including possible bans on hydraulic fracturing;
•potential negative outcomes under our current or future litigation;
•our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•our ability to successfully compete in the frac sand market;
•loss of, or reduction in, business from our largest customers;
•increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure;
•increases in the prices of, or interruptions in the supply of, natural gas, electricity, or any other energy sources;
•increases in the price of diesel fuel;
•loss of or diminished access to water;
•our ability to successfully complete acquisitions or integrate acquired businesses;
•expiration or termination of our take-or-pay contracts without new contracts to take their place;
•our ability to fully protect our intellectual property rights;
•our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;
•restrictions imposed by our indebtedness on our current and future operations;

•border restrictions;
•contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of products or services;
•the accuracy of our estimates of mineral reserves and resource deposits;
•a shortage of skilled labor and rising costs in the frac sand mining and manufacturing industries;
•our ability to attract and retain key personnel;
•our ability to maintain satisfactory labor relations;
•our ability to maintain effective quality control systems at our mining, processing and production facilities;
•seasonal and severe weather conditions;
•fluctuations in our sales and results of operations due to seasonality and other factors;
•interruptions or failures in our information technology systems, including cyber-attacks;
•the impact of a terrorist attack or armed conflict;
•extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);
•silica-related health issues and corresponding litigation;
•our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•other factors disclosed in Item I A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
We caution users of the financial statements that the important factors referenced above may not contain all of the factors that may be important to every user. In addition, we cannot make assurances that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
ITEM 1. — BUSINESS

The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and our SmartSystemsTM wellsite proppant storage capabilities. We currently market our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies, sell our sand under a combination of long-term take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet customers' needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos and the industry experience of our senior management team make us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 316 million tons of proven recoverable sand reserves as of December 31, 2019. We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual nameplate processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America.  The Van Hook terminal became operational in April 2018. Since operations commenced, we have been providing Northern White sand in-basin at this terminal to our contracted and spot sales customers. This terminal allows us to offer more efficient delivery options to customers operating in the Bakken Formation in the Williston Basin.
We also offer to our customers portable wellsite proppant storage through our SmartSystems storage solutions. The SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXLTM silo systems, wellsite transload capabilities, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment allowing for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem TrackerTM, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type, and proppant inventory. We are currently developing a new transload technology to complement our existing solutions.
For the years ended December 31, 2019, 2018 and 2017, we generated net income of approximately $31.6 million, $18.7 million and $21.5 million, respectively, and Adjusted EBITDA of approximately $87.1 million, $66.0 million and $30.6 million, respectively. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, please read “Note Regarding Non-GAAP Financial Measures.”  For more financial information about our business, please read “Selected Financial Data.”

Market
From early 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a more stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to insufficient takeaway capacity for the incremental increases in oil and natural gas production coming online, along with increased availability of regional sand as a source of proppant in the Permian basin. Additionally, oil and natural gas companies reduced their spending in the latter portion of the year due to strong spending in the first half of 2018, decreasing oil prices in the fourth quarter of 2018 and demands from their investors for more disciplined capital spending. Demand briefly recovered during the summer of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows.
We have found that increasingly over the last two years, customers are disinclined to enter into long-term contracts for their frac sand supply and have instead trended toward purchasing their frac sand supply in the spot market at market prices.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota and Illinois, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White frac sand. We expect demand for our frac sand to continue to be supported from customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe the development of North America’s unconventional oil and natural gas reservoirs will continue to grow and increased proppant usage per well trends will continue, particularly with respect to finer 100 mesh and 40/70 mesh sizes. Finally, we believe that the increasing adoption of our SmartSystems in the marketplace will allow us to sell more sand through packaging it with our last mile solutions.

Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our Oakdale facility is one of the few frac sand mine and production facilities that has the unique combination of a large high-quality reserve base of primarily fine mesh sand that is contiguous to its production and primary rail loading facilities. We have a minimum implied proven reserve life of approximately 57 years based on our current annual nameplate processing capacity of 5.5 million tons. We believe that with further development and permitting, the Oakdale facility ultimately could be expanded to allow production of up to 9 million tons of frac sand per year.
We believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh frac sand. We also believe that having our mine, processing facilities and primary rail loading facilities at our Oakdale facility provides us with an overall low-cost structure, which enables us to compete effectively for sales of Northern White frac sand and to achieve attractive operating margins. The proximity of our mine, processing plants and primary rail loading facilities at one location eliminates the need for us to truck sand on public roads between the mine and the production facility or between wet and drying processing facilities, eliminating additional costs to produce and ship our sand.
•Intrinsic logistics advantage. We believe that we are one of the few frac sand producers with a facility custom-designed for the specific purpose of delivering frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains. Our on-site transportation assets at Oakdale include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific. We believe our customized on-site logistical configuration yields lower operating and transportation costs compared to manifest train or single-unit train facilities as a result of our higher railcar utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. In addition, we have a transload facility on a Class I rail line owned by Union Pacific in Byron Township, Wisconsin, approximately three miles from the Oakdale facility. This transload facility, which is also capable of handling multiple unit trains simultaneously, allows us to ship sand directly to our customers on more than one Class I rail carrier. We believe that we are the only sand facility in Wisconsin that has dual-served rail capabilities, which should create competition between our rail carriers and allow us to provide more competitive logistics options for our customers.
•Expanded logistics solutions. Our transloading terminal in Van Hook, North Dakota, became operational in April 2018 and was expanded in 2019. This terminal is capable of handling multiple unit trains simultaneously, and we have been providing in-basin sand at this terminal to our customers since operations began. This terminal has allowed us to expand our customer base and offer more efficient delivery options to customers operating in the Bakken Formation in the Williston Basin. Through our SmartSystems wellsite proppant storage solutions equipment, we offer various options that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepot silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation. We are currently developing a new transload technology to complement our existing solutions. The rapid deployment trailer is designed for rapid set up, takedown and transportation of the entire SmartSystem while detaching from the wellsite equipment allowing for removal from the wellsite during operation.
•Ample liquidity and financial flexibility. We believe we have sufficient liquidity to pursue our growth initiatives. As of December 31, 2019, we have cash on hand of $2.6 million. Further, in December 2019, we entered into a $20 million five-year senior secured asset-based lending credit facility with Jefferies Finance LLC, under which we had undrawn availability of $17.5 million as of December 31, 2019. The available borrowing amount under the ABL Credit Facility is based on the Company's eligible accounts receivable and inventory.
•Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing high-growth businesses.
•Focus on safety and environmental stewardship. We are committed to maintaining a culture that prioritizes safety, the environment and our relationship with the communities in which we operate, which we believe is critical to the success of our business. In August 2014, we were accepted as a “Tier 1” participant in Wisconsin’s voluntary “Green Tier” program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. In addition, we committed to certification under International Organization for Standardization (“ISO”) standards and, in April 2016, we received ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively. In 2018, we received two awards for lowest injury rate for medium-sized companies from the Industrial Mineral Association. We are one of a select group of companies who are members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards.

Business Strategies
Our principal business objective is to provide fully-integrated, sustainable frac sand supply and logistics solutions to our customers and increase long-term stockholder value. We expect to achieve this objective through the following business strategies:
•Expanding and optimizing our existing logistics infrastructure and developing additional origination and destination points. We intend to further optimize our existing logistics infrastructure and may develop additional origination and destination points. We expect to continue to capitalize on our Oakdale facility’s ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network and ship on two Class I rail carriers to maximize our product shipment rates, increase our railcar utilization and lower our transportation costs. Through our transloading facility located on the Union Pacific rail network approximately three miles from our Oakdale facility, we have the ability to ship our frac sand directly to our customers on more than one Class I rail carrier. This facility provides increased delivery options for our customers, greater competition between our rail carriers and potentially lower freight costs. In 2018, we added a multi-unit train capable terminal in Van Hook, North Dakota, which we further expanded in 2019. We believe this allows us to be one of the most efficient and low-cost sources of frac sand in the Bakken Formation in the Williston Basin. Additionally, our SmartSystem wellsite storage systems allows us to offer expanded logistics services to our customers.
The benefits of our long-term growth strategy for in-basin delivery of sand include expanding our customer base by marketing through our own terminal, more opportunity for spot sales by forward deploying sand and the opportunity to capture incremental margin on the sale of sand farther down the supply chain by managing the cost of rail, terminal and wellsite storage operations. Additionally, having a presence in-basin gives us an opportunity to have a base of operations from which to market our SmartSystems wellsite proppant storage solutions.
We believe our patented SmartDepot silos out-perform our competitors in that they can be set up or taken down rapidly and offer multiple setup configurations, they include industry-leading passive and active dust suppression technology, they have the capability of gravity-fed operation and they can be filled by both pneumatic and gravity dump trailers. Our trailers detach, which reduces their footprint on the wellsite and lowers our capital cost for a fleet, as one trailer can service an entire system. We continue to evaluate our solutions to ensure they remain the best available option in the marketplace.

Through the expansion of our SmartSystems fleet and other logistics options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide our customers with additional delivery and pricing alternatives, including selling product on an “as-delivered” basis to the wellsite.
•Focusing on organic growth by increasing the utilization of our Oakdale facility. We intend to continue to pursue opportunities to maximize the value and the utilization of our Oakdale facility through the addition of new customers and increased sales volumes. Despite the emergence of regional sand in oil and natural gas producing basins, we believe the proppant market continues to offer attractive long-term growth fundamentals for Northern White frac sand due to its superior well results outweighing the incremental cost savings of regional sand. We believe coupling our premium proppant with long-term sustainable logistics supply services further mitigate the potential cost savings of using regional sand.
According to Spears and Associates, Inc. (“Spears”), demand in 2019, in North American basins, increased approximately 5% over 2018 levels and demand in 2020 is expected be consistent with 2019 levels. While fewer horizontal wells are expected to be completed, the trend of longer laterals and more sand per lateral foot drilled is expected to continue in 2020.
•Focusing on being a low-cost provider and continuing to make process improvements. We continue to focus on being a low-cost provider, which we believe will permit us to compete effectively for sales of frac sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates, (ii) balance of coarse and fine mineral reserve deposits and corresponding contractual demand that minimizes yield loss, (iii) Oakdale facility’s proximity to two Class I rail lines creates competition between railroads and other sand logistics infrastructure advantages, and (iv) maintenance of our status as one of the lowest levered companies in the frac sand supply and services industry. We have strategically designed our operations to provide for low-cost production, including having two dryers and one wet plant enclosed in a single building allowing for year-round operation. This allows us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce the overall cost of production. We continue to invest in capital projects that increase efficiencies and provide a high return on investment. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize mining and processing of superfluous tonnage. We also continue to evaluate other mining techniques to reduce the overall cost of our mining operations.
•Creating flexible sales activities. We believe that demand for our products will remain strong in basins where regional sand is not widely available, such as the Bakken in North Dakota, the Marcellus and Utica formations in the Northeast region of the United States and the Colorado and Wyoming basins. We continue to have discussions with operators in these regions regarding new relationship and growth opportunities. We also believe that the long-term benefits of high quality Northern White sand outweighs the short-term cost savings provided by regional sand in the Permian, Eagle Ford and SCOOP/STACK basins. We believe there are additional opportunities for customers in the Permian and other basins, which have regional supply, who are focused on the long-term performance of their production and on the long-term efficiency of their logistics.
We intend to increase focus on shorter term contracts and increase sales in the spot market given the reluctance of our customers to enter into long-term take-or-pay contracts in the current market environment.

Our Customers
Our core customers are oil and natural gas exploration and production and oilfield service companies. We sell frac sand under long-term take-or-pay contracts as well as in the spot market, and provide proppant logistics solutions through our in-basin transloading terminal and SmartSystems wellsite proppant storage solutions and other logistics services.
Generally, customers under long-term take-or-pay contracts are required to take minimum volumes of sand or make shortfall payments for a specified period of time. We recognize revenue in our results of operations in the period in which the obligation becomes due. Contracted volumes decreased in the fourth quarter of 2018 and for the year-ended December 31, 2019, resulting in additional shortfall revenue.
Frac sand demand increased in 2017 from 2016 levels as increased drilling and completion activity led customers to more actively consider contracting proppant volumes under long-term contracts rather than continuing to rely on buying proppant on a spot basis in the market. From early 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a more stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to insufficient takeaway capacity for the incremental oil and natural gas production coming online in the Permian Basin, along with increased availability of regional sand as a source of proppant in the Permian basin. Additionally, oil and natural gas companies reduced their spending in the latter portion of the year due to strong spending in the first half of 2018, decreasing oil prices in the fourth quarter of 2018, as well as demands from their investors for more disciplined capital spending. Demand briefly recovered during the summer of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows.
We have found that, increasingly over the last two years, customers are disinclined to enter into long-term contracts for their frac sand supply and have instead trended toward purchasing their frac sand supply in the spot market at market prices. Should our customer base continue to limit their exposure to longer term contracts, we intend to increase focus on shorter term contracts and increase sales in the spot market.
Customers renting SmartSystems are able to tailor the contract, including adjusting the number of SmartDepot silos to be supplied, to meet their short-term and long-term needs and may adjust the number of SmartDepot silos as required to meet their specific needs. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met. Our first SmartDepot silos became available in the third quarter of 2018 and the first set were contracted in January 2019. As of December 31, 2019, we had four fleets of SmartSystems operating with customers.
For the year ended December 31, 2019, Liberty, Rice Energy (a subsidiary of EQT Corporation), Hess Corporation, and U.S. Well Services accounted for 23.8%, 19.0%, 15.5%,and 14.7% respectively, of total revenue, and the remainder of our revenues were from 20 customers. For the year ended December 31, 2018, Liberty, EQT, WPX Energy, and Hess accounted for 22.8%, 21.4%, 11.6%, and 10.6%, respectively, of our total revenues, and the remainder of our revenues were from 18 customers. For the year ended December 31, 2017, Rice Energy, Liberty, Weatherford, and U.S. Well Services accounted for 27.1%, 20.6%, 13.7%, and 10.2%, respectively, of our total revenues, and the remainder of our revenues were from 16 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.” For the years ended December 31, 2019, 2018, and 2017, we generated approximately 92.5%, 80.1%, and 79.8%, respectively, of our revenues from frac sand delivered under long-term take-or-pay contracts.

Capital Plans
We expect to continue expanding our SmartSystems wellsite proppant storage solutions and evaluate other proposed projects and related expenditures, such as improvements at our Oakdale facility and investments in transload facilities located in various operating basins, in light of customer demand and energy market trends. There can be no assurance, however, that all or any of these initiatives will be executed or that the results therefrom will be materially beneficial to our financial performance.

Industry Trends Impacting Our Business
Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “Proppant Market Report with Frac Market Overview - Q4 2020” published in the first quarter of 2020. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”

Demand Trends
According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 111 million tons in 2019, which is a 5% increase over the 105 million tons Spears reported for 2018. Spears estimates that 2020 demand will be flat with 111 million tons of proppant demand.

	2014	2015	2016	2017	2018	2019	2020E
New U.S. Horizontal Wells	20,906	14,500	8,638	13,166	15,686	14,615	12,607
Proppant Demand (Mil Tons)	69	55	44	80	105	111	111
Although the horizontal rig count is expected to decrease in 2020, frac sand demand is projected to be consistent with 2019 levels due to longer laterals, an increase in the number of frac stages per well and an increase in the amount of proppant used in each stage. Demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop. More proppant is being used per well, which is supporting proppant demand despite horizontal drilling activity stabilizing. Spears estimates that proppant demand in 2020 will be consistent with 2019, as new wells will decrease while the average proppant used per well is expected to increase from 6,600 tons per well in 2019 to approximately 7,600 tons per well by the end of 2020.

Supply Trends
There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2020 in the mining, transloading and logistics businesses. Many large oil and natural gas exploration and production companies have continued to integrate vertically by sourcing their own proppant and some own their own sand mines. Spears identifies a growing trend in this direction and estimates 50% of the North American proppant demand is currently direct-sourced. In-basin demand in the Permian basin more than tripled from 2017 through 2019. Sand supply is expected to peak in late 2019 or early 2020 with few additional suppliers entering the field.
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells erodes the ongoing economic viability of producing coarser grades of sand.

Environmental, Social & Governance
In 2019, we set a Company objective of adopting a formal Environmental, Social & Governance (“ESG”) program. Smart Sand already has an exceptional legacy of environmental performance. In 2014, we joined the Wisconsin Green Tier program, a marquee public/private partnership, under which the Wisconsin Department of Natural Resources worked with us on a plan to meet applicable legal requirements and to improve our facility from an environmental perspective. In addition to documenting seven years of compliant operations, we have worked on, among other things, protecting wetlands, reducing usage and impact of heavy equipment, reducing fuel usage of equipment and vehicles and defining best practices for onsite water management. We are also a member of Wisconsin’s sustainability initiative, Green Masters. As part of this program, we have completed a detailed survey of our sustainability and social responsibility activities and started the process of a complete carbon inventory. As a mining company, we invest and plan for reclamation, ensuring that the land is returned to beneficial use. Smart Sand has held ISO 9001/14001-2015 environmental and quality management systems for the past five years. Smart Sand is also a member of the Wisconsin Industrial Sand Association, a select group of mining companies focused on safety, environmental and public policy.
One of the goals of the United Nations’ Paris Agreement is a carbon neutral world by the year 2050 and we are aligned with this goal. We believe that reducing our carbon footprint will lead to a better world. As a mining company, we are an energy consumer, and we have already seen that we can reduce greenhouse gas emissions by using the best technologies and taking a thoughtful approach to our energy choices. We know that energy consumption is only one part of ethical operations. For additional information regarding the United Nations’ Paris Agreement, see “Item 1A Risk Factors - Risks Related to Environmental, Mining and Other Regulation - Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.”
We provide social value through our excellent employment opportunities. Our first priority is keeping our employees safe, which we accomplish through daily training and inspections. Our business supports hundreds of families and we are proud to offer rewarding and interesting work with competitive compensation and benefits. We promote from within, provide continuous training, hire with a passion for diversity and provide every employee with the opportunity to participate in retirement plans and ownership of the Company. Smart Sand is an active charitable partner in the communities in which it operates, making both financial and time investments in those communities.
Sustainability has always been part of the Smart Sand story, but we are looking forward to evaluating what we have done and identifying improvement opportunities. In 2020, we will articulate our ESG goals and lay out our vision for reaching carbon-neutrality. We are embracing this growing movement and designing an area in our website to articulate our ESG goals and report on our performance.

Permits
We operate in a highly regulated environment overseen by many governmental regulatory and enforcement bodies at the local, state and federal levels. To conduct our operations, we are required to have obtained permits and approvals that address environmental, land use and safety issues at our Oakdale, Byron and Van Hook transload facilities. Our current and planned areas for excavation at our Oakdale facility are permitted for extraction of our proven reserves. Portions of our Oakdale facility lie in areas designated as wetlands, which will require additional local, state and federal permits prior to mining and reclaiming those areas.
We also must meet requirements for certain international standards concerning safety, greenhouse gases and rail operations. We have voluntarily agreed to meet the standards of the Wisconsin Department of Natural Resources’ “Green Tier” program, the “National Industrial Sand Association” (“NISA”) and the “Wisconsin Industrial Sand Association.” Further, we have agreed to meet the standards required to maintain our ISO 9001-2015 and ISO 14001-2015 quality/environmental management system registrations. These voluntary requirements are tracked and managed along with our permits.
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

Major Stockholder
Our largest stockholder is Clearlake Capital Group, L.P., together with its affiliates and related persons (“Clearlake”). Clearlake is a leading private investment firm founded in 2006. With a sector-focused approach, the firm seeks to partner with world-class management teams by providing patient, long-term capital to dynamic businesses that can benefit from Clearlake’s operational improvement approach, O.P.S.® The firm’s core target sectors are industrials, technology, and consumer. Clearlake currently has over $17 billion of assets under management and its senior investment principals have led or co-led over 200 investments. We believe our relationship with Clearlake provides us with a unique resource to effectively compete for acquisitions within the industry by being able to take advantage of their experience in acquiring businesses to assist us in seeking out, evaluating and closing attractive acquisition opportunities over time.

Competition
The proppant industry is highly competitive. Please read “Risk Factors—Risks Inherent in Our Business—We face significant competition that may cause us to lose market share.” There are numerous large and small producers in all sand producing regions of North America with whom we compete, many of which also offer solutions for unloading, storing and delivering proppant to the wellsite. Our main competitors include Badger Mining Corporation, Emerge Energy Services LP, Hi-Crush, Inc., Covia Holdings Corporation, U.S. Silica Holdings, Inc., Black Mountain Sand, Vista Proppants and Logistics, Atlas Sand, and Solaris Oilfield Infrastructure, Inc.
Although some of our competitors may have greater financial or natural resources than we do, we believe that we are well-positioned competitively due to our low cost of sand production, low debt levels, logistics infrastructure and high-quality, balanced reserve profile and patented SmartSystems wellsite proppant storage solutions, which offer numerous benefits over our competition. The most important factors on which we compete are our service capabilities, product quality, proven performance, sand characteristics, transportation capabilities, reliability of supply, price, logistics services and the performance of patented SmartSystems wellsite proppant storage solutions technology. Demand for frac sand and logistics solutions and the prices that we will be able to obtain for our products, to the extent not subject to a fixed price or take-or-pay contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including, among other things, the price for oil and natural gas and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of frac sand and other types of proppants such as resin-coated sand and ceramic proppant.

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet processing plant capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, during the fourth quarter of 2017, we finished construction of one of our new wet plants, which is an indoor facility that allows us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”

Intellectual Property
Our intellectual property primarily consists of trade secrets, know-how and trademarks. We own patents and have patent applications pending related to our SmartSystems wellsite proppant storage solutions. All of the issued patents have an expiration date after July 2030. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information.

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

Environmental and Occupational Health and Safety Regulations
We are subject to stringent and complex federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of worker health, safety and the environment. Compliance with these laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, the occurrence of delays in the permitting or performance of projects, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.
We do not believe that compliance by us with federal, state, local or international environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot be assured, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. The following is a discussion of material environmental and worker health and safety laws, as amended from time to time that relate to our operations or those of our customers that could have a material adverse effect on our business.
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
Hydraulic Fracturing
We supply frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of oil and natural gas from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities.
The adoption of new laws or regulations at the federal or state levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand.
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
Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. As a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service (“FWS”) was required to consider listing numerous species as endangered or threatened under the Endangered Species Act before the completion of the agency’s 2017 fiscal year. The FWS did not meet the deadline. Current ESA listings and the designation of previously unprotected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our or our customers’ performance of operations, which could adversely affect or reduce demand for our frac sand. For example, the dunes sagebrush lizard, which is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, was a candidate species for listing under the ESA by the FWS for many years.  In 2010, the FWS proposed listing the dunes sagebrush lizard as an endangered species under the ESA.  In 2012, the FWS and the Texas Comptroller’s Office agreed to the Texas Conservation Plan (“TCP”), a voluntary Candidate Conservation Agreement with Assurances (“CCAA”), to minimize disturbances to the dunes sagebrush lizard’s habitat.  Our site in Crane County, Texas has been included in the TCP. In June 2012, the FWS declined to list the species as endangered under the ESA, in part because of the TCP. However, the Texas Comptroller’s Office, which administers the TCP, provided notice to the FWS in November 2018 of its intention to relinquish the TCP. The Texas Comptroller’s Office has proposed a new CCAA that, among other things, includes a new map with habitat suitability classifications. FWS is reviewing the draft proposed CCAA. In May 2018, certain environmental groups formally petitioned the FWS again to list the dunes sagebrush lizard as a threatened or endangered species under the ESA. The FWS has not acted on the environmental groups’ petition, and the environmental groups filed a lawsuit against the FWS in October 2019 alleging that the FWS failed to take action on the petition within the time period required under the ESA. That litigation is currently pending.
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
OSHA has promulgated new rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. MSHA is expected to adopt similar rules as part of its “Long Term Items” for rulemaking, and in August 2019 published a formal request for information and data on feasible, best practices to protect miners' health from exposure to silica in respirable dust. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. If the workplace exposure limit is lowered significantly, we may be required to incur certain capital expenditures for equipment to reduce this exposure. Smart Sand also adheres to the NISA’s respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.
Environmental Reviews
Our operations may be subject to broad environmental review under the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval. In January 2020, the White House Council on Environmental Quality (“CEQ”) published a Notice of Proposed Rulemaking that would revise NEPA’s implementing regulations, with the stated purpose of facilitating more efficient and timely NEPA reviews. CEQ is currently soliciting public comments on its proposal through March 10, 2020. At this time we cannot predict what revisions, if any, will be made to NEPA’s implementing regulations, and what impacts, if any, they will have on our operations.

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
Demand for frac sand in the oil and natural gas industry drove a significant increase in the production of frac sand. As a result, some local communities expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage and blasting. In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize dust from becoming airborne, control the flow of truck traffic, significantly curtail the amount of practicable area for mining activities, provide compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. To date, we have not experienced any material impact to our existing mining operations or planned capacity expansions as a result of these types of concerns. We would expect this trend to continue as oil and natural gas production increases.
In August 2014, we were accepted as a Tier 1 participant in Wisconsin’s voluntary Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Successful Tier 1 participants are required to demonstrate a strong record of environmental compliance, develop and implement an environmental management system meeting certain criteria, conduct and submit annual performance reviews to the Wisconsin Department of Natural Resources, promptly correct any findings of non-compliance discovered during these annual performance reviews, and make certain commitments regarding future environmental program improvements. Our most recent annual report required under the Tier 1 protocol was submitted to the Green Tier Program contact on August 1, 2019.

Employees
As of December 31, 2019, we employed 285 people. None of our employees are subject to collective bargaining agreements. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.

Executive Officers of the Registrant
Charles E. Young
Charles E. Young was named Chief Executive Officer in July 2014. Mr. Young has also served as a director since September 2011. Mr. Young founded Smart Sand, LLC (our predecessor) and served as its President from November 2009 to August 2011. Mr. Young served as our President and Secretary from September 2011 to July 2014. Mr. Young has over 25 years of executive and entrepreneurial experience in the high-technology, telecommunications and renewable energy industries. He previously served as the President and Founder of Premier Building Systems, a construction, solar, geothermal and energy audit company in Pennsylvania and New Jersey from 2006 to 2011. Mr. Young serves as a director for Gravity Oilfield Services, Inc., a privately-held company. Mr. Young received a B.A. in Political Science from Miami University. Mr. Young is the brother of William John Young, our Chief Operating Officer, and James D. Young, our Executive Vice President, General Counsel and Secretary. We believe that Mr. Young’s industry experience and deep knowledge of our business makes him well suited to serve as Chief Executive Officer and Director.
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
William John Young
William John Young was named Chief Operating Officer in April 2018. Prior to that time, he served as Executive Vice President of Sales and Logistics from October 2016 to April 2018. Mr. Young served as Vice President of Sales and Logistics from May 2014 to September 2016 and Director of Sales from November 2011 to April 2014. Prior to joining us, Mr. Young was a Director of Sales for Comcast Corporation from 2002 to 2011. Mr. Young brings over 25 years of experience in the mining, commercial telecommunications and broadband industries. Mr. Young received a BSc in Biology from Dalhousie University. Mr. Young is the brother of Charles E. Young, our Chief Executive Officer and member of our board of directors, and James D. Young, our Executive Vice President, General Counsel and Secretary.
Robert Kiszka
Robert Kiszka was named Executive Vice President of Operations in May 2014. Previously, Mr. Kiszka served as the Vice President of Operations from September 2011 to May 2014. Mr. Kiszka has over 25 years of construction, real estate, renewable energy and mining experience. Mr. Kiszka has been the owner of A-1 Bracket Group Inc. since 2005 and was a member of Premier Building Systems LLC from 2010 to 2011. Mr. Kiszka attended Pedagogical University in Krakow, Poland and Rutgers University.
Ronald P. Whelan
Ronald P. Whelan was named Executive Vice President of Sales in June 2018. Prior to that time, he served as Executive Vice President of Business Development from April 2017 to June 2018, Vice President of Business Development from September 2016 to March 2017 and as Director of Business Development from April 2014 to August 2016. Prior to being named Director of Business Development, Mr. Whelan was the Operations Manager responsible for the design, development and production of the Oakdale facility from November 2011 to April 2014. Before joining Smart Sand, Mr. Whelan ran his own software design company from 2004 to 2011 and was a member of Premier Building Systems LLC from 2008 to 2009. Mr. Whelan has over 18 years of entrepreneurial experience in mining, technology and renewable energy industries. Mr. Whelan received a B.A. in Marketing from Bloomsburg University and M.S. in Instructional Technology from Bloomsburg University.
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
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced a high level of volatility leading to sustained declines from the highs in the latter half of 2014 that have continued through early 2020. Furthermore, the availability of key resources that impact drilling activity has significantly fluctuated recently, which could impact product demand.
A prolonged reduction in oil and natural gas prices or a sustained lack of key resources that impact drilling activity would generally depress the level of oil and natural gas exploration, development, production and well completion activity and would result in a corresponding decline in the demand for the proppants we produce and our wellsite proppant storage solutions. Such a decline would have a material adverse effect on our business, results of operation and financial condition. The commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.
A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.
As of January 1, 2020, we were contracted to sell frac sand produced from our Oakdale facility under six long-term take-or-pay contracts with a volume-weighted average remaining life of approximately fifteen months. Because we have a small number of customers contracted under long-term take-or-pay contracts, these contracts subject us to counterparty risk. The ability or willingness of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall operations and financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of frac sand for which they have contracted or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, certain of our existing contracts were adjusted in late 2018 and early 2019 resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. We are also in litigation with one of our contracted customers over nonpayment of amounts due under such contracts. If any of our major customers substantially reduces or altogether ceases purchasing our frac sand and we are not able to generate replacement sales of frac sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues, cash flows and financial condition if we are not able to replace these contracts with new sales volumes. Additionally, even if we were to replace any lost contract volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition.
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
Several of our supply agreements involving the sale of frac sand have market-based pricing mechanisms. Accordingly, in periods with decreasing prices, our results of operations may be lower than if our agreements had fixed prices. During these periods our customers may also elect to reduce their purchases from us and seek to find alternative, cheaper sources of supply. In periods with increasing prices, these agreements permit us to increase prices; however, these increases are generally calculated on a quarterly basis and do not increase on a dollar-for-dollar basis with increases in spot market pricing. Furthermore, certain volume-based supply agreements may influence the ability to fully capture current market pricing. These pricing provisions may result in significant variability in our results of operations and cash flows from period to period.
Changes in supply and demand dynamics could also impact market pricing for proppants. A number of existing proppant providers and new market entrants have started new operations or expanded existing operations, primarily in regional sand and mobile sand processing projects. In periods where sources of supply of frac sand exceed market demand, market prices for frac sand may decline and our results of operations and cash flows may continue to decline, be volatile, or otherwise be adversely affected. For example, beginning in September 2014 and continuing through mid-2016, increasing global supply of oil, in conjunction with weakened demand from slowing economic growth in the Eurozone and China, created downward pressure on crude oil prices resulting in reduced demand for hydraulic fracturing services leading to a corresponding reduced demand for our products and pressure to reduce our product prices. Similarly, in late 2018, due to a greater than expected increase in the global supply of oil and lowered demand expectations due, in part, to a trade dispute between the United States and China, the price of crude oil decreased in late 2018, which resulted in lower demand for our products starting in the second half of 2018. This decrease in demand continued through 2019 and may continue to impact results going forward.
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
Some of our competitors have greater financial and natural other resources than we do. In addition, our larger competitors may develop technology superior to ours or may have production facilities that offer lower-cost transportation to certain customer locations than we do. When the demand for hydraulic fracturing services decreases or the supply of proppant available in the market increases, prices in the frac sand market can materially decrease. Furthermore, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired and in the future may acquire their own frac sand reserves to fulfill their proppant requirements, and these other market participants may expand their existing frac sand production capacity, all of which would negatively impact demand for our frac sand. In addition, increased competition in the proppant industry could have an adverse impact on our ability to enter into long-term contracts or to enter into contracts on favorable terms. For example, new supplies of regional frac sand from our competitors have come online in 2018, primarily in the Permian Basin of West Texas.  These new supplies may have a negative long-term impact on our ability to market our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines, which could lead to pressure to reduce prices to compete effectively with these new regional suppliers.
We may be required to make substantial capital expenditures to maintain and grow our asset base. We may not realize enough of a return on such capital expenditures to cover their costs. Also, the inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our business, results of operations and financial condition.
We rely on cash generated from our operations and the availability of credit to fund our capital expenditures. We have made significant capital expenditures, and expect to make additional capital expenditures in the future, particularly as it pertains to growing our SmartSystems last mile storage solution. We cannot provide any assurance that we will receive an adequate return on such capital expenditures.

In addition, our ability to obtain debt financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants or borrowing base restrictions contained in our ABL Credit Facility or other current or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our business, results of operations and financial condition.
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
John T. Boyd, our independent reserve engineers, prepared estimates of our reserves based on engineering, economic and geological data assembled and analyzed by our engineers and geologists. However, frac sand reserve estimates are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of reserves and non-reserve frac sand deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable frac sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:
•geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;
•assumptions concerning future prices of frac sand, operating costs, mining technology improvements, development costs and reclamation costs; and
•assumptions concerning future effects of regulation, including wetland mitigation requirements, the issuance of required permits and the assessment of taxes by governmental agencies.
Any inaccuracy in John T. Boyd’s estimates related to our frac sand reserves or non-reserve frac sand deposits could result in lower than expected sales or higher than expected costs. For example, John T. Boyd’s estimates of our proven recoverable sand reserves assume that our revenue and cost structure will remain relatively constant over the life of our reserves. If these assumptions prove to be inaccurate, some or all of our reserves may not be economically mineable, which could have a material adverse effect on our results of operations and cash flows. In addition, our current customer contracts require us to deliver frac sand that meets certain API and ISO specifications. If John T. Boyd’s estimates of the quality of our reserves, including the volumes of the various specifications of those reserves, prove to be inaccurate, we may incur significantly higher excavation costs without corresponding increases in revenues, we may not be able to meet our contractual obligations, or our facilities may have a shorter than expected reserve life, any of which could have a material adverse effect on our results of operations and cash flows.
All of our sand sales are generated at one facility, and that facility is primarily served by one rail line. Any adverse developments at that facility or on the primary rail line could have a material adverse effect on our business, financial condition and results of operations.
All of our sand sales are currently derived from our facility located near Oakdale, Wisconsin, which is served primarily by a Class I rail line owned by Canadian Pacific. Any adverse development at this facility or on the rail line due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at our Oakdale facility, could result in us being unable to meet our contracted sand deliveries. Although we have access to a second Class I rail line owned by Union Pacific at our Byron facility, we could not facilitate all shipments of product from the Byron facility. We maintain insurance coverage to cover a portion of these types of risks; however, there are potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.

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
A portion of our strategy to grow our business is dependent on our ability to make acquisitions. If we are unable to make acquisitions from third parties because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth may be limited. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:
•mistaken assumptions about revenues and costs, including synergies;
•inability to integrate successfully the businesses we acquire;
•inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;
•the assumption of unknown liabilities;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity or debt;
•diversion of management’s attention from other business concerns;
•unforeseen difficulties operating in new product areas or new geographic areas; and
•customer or key employee losses at the acquired businesses.
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
Restrictions in our ABL Credit Facility may limit our ability to capitalize on potential acquisition and other business opportunities.
The operating and financial restrictions and covenants in our ABL Credit Facility could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our ABL Credit Facility restricts or limits our ability to:
•grant liens;
•incur additional indebtedness;
•engage in a merger, consolidation or dissolution;
•enter into transactions with affiliates;
•sell or otherwise dispose of assets, businesses and operations;
•materially alter the character of our business as conducted at the time of filing of this annual report; and
•make acquisitions, investments and capital expenditures.

Furthermore, the borrowing base under our ABL Credit Facility is recalculated from time to time based on our eligible accounts receivable and inventory. Decreases in our eligible accounts receivable and inventory may limit our available borrowing levels and may require us to comply with certain financial ratios.
We face distribution and logistical challenges in our business.
Transportation and logistical operating expenses comprise a significant portion of the costs incurred by our customers to deliver frac sand to the wellhead, which could favor suppliers located in close proximity to the customer. As oil and natural gas prices fluctuate, our customers may shift their focus to different resource plays, some of which may be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems, or seek contracts with additional delivery and pricing alternatives including contracts that sell product on an “as-delivered” basis at the target shale basin. Serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs and any delays we experience in optimizing our logistics infrastructure or developing additional origination and destination points may adversely affect our ability to renew existing contracts with customers seeking additional delivery and pricing alternatives. Disruptions in transportation services, including shortages of railcars, lack of developed infrastructure, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could affect our ability to timely and cost effectively deliver to our customers and could temporarily impair the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our frac sand (and in some cases terminating the agreement after a period of time). Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, transloading fees, terminal switch fees and demurrage costs, could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Accordingly, because we are so dependent on rail infrastructure, if there are disruptions of the rail transportation services utilized by us or our customers, and we or our customers are unable to find alternative transportation providers to transport our products, our business and results of operations could be adversely affected. Further, declining volumes could result in railcar over-capacity, which would lead to railcar storage fees while, at the same time, we would continue to incur lease costs for those railcars in storage. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our business, results of operations and financial condition.
We may be adversely affected by decreased demand for frac sand due to the development of effective alternative proppants or new processes to replace hydraulic fracturing.
Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from frac sand to other proppants, or the development of new processes to make hydraulic fracturing more efficient could replace it altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our business, results of operations and financial condition.
An increase in the supply of frac sand having similar characteristics as the frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all.
If significant new reserves of frac sand are discovered and developed, and those frac sands have similar characteristics to the frac sand we produce, we may be unable to renew or replace our existing contracts on favorable terms, or at all. Specifically, if frac sand becomes more readily available, our customers may not be willing to enter into long-term take-or-pay contracts, may demand lower prices or both, which could have a material adverse effect on our business, results of operations and financial condition. For example, new supplies of regional frac sand from our competitors have come online in 2018, primarily in the Permian Basin of West Texas. These new supplies have had, and may continue to have, a negative impact on our ability to market our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines, which could lead to pressure to further reduce prices to compete effectively with these new regional suppliers.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract, which is currently subject to litigation.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract. We expect additional shortfall amounts to continue to accrue in 2020. We are currently in litigation with such customer regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of December 31, 2019, $37.4 million of accounts and unbilled receivables were from the foregoing customer.

Our long-term take-or-pay contracts may preclude us from taking advantage of increasing prices for frac sand or mitigating the effect of increased operational costs during the term of those contracts.
The long-term take-or-pay contracts we have may negatively impact our results of operations. Our long-term take-or-pay contracts require our customers to pay a specified price for a specified volume of frac sand each month. Although our long-term take-or-pay contracts provide for price increases based on crude oil prices, such increases are generally calculated on a quarterly basis and do not increase dollar-for-dollar with increases in spot market prices. As a result, in periods with increasing prices our sales may not keep pace with market prices.
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
Energy costs, primarily natural gas and electricity, represented approximately 4.7% of our total cost of goods sold for the year ended December 31, 2019. Natural gas is currently the primary fuel source used for drying in our frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental sanctions, and other oil and natural gas producers, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of propane or natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.
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
The manufacturing of our SmartSystems equipment requires skilled and experienced personnel who can perform physically demanding work. Our ability to operate the manufacturing facility in Saskatoon depends upon our ability to have access to the services of skilled workers. The demand for skilled workers is high, and the supply is limited. As a result, competition for experienced personnel is intense, and a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the rates that we must pay or both. If either of these events were to occur, there could be an adverse impact on our business, results of operations and financial condition.

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
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our frac sand. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
Diminished access to water may adversely affect our operations or the operations of our customers.
The mining and processing activities at our facility requires significant amounts of water. Additionally, the development of oil and natural gas properties through fracture stimulation likewise requires significant water use. We have obtained water rights that we currently use to service the activities at our Oakdale facility, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we and our customers are entitled to use pursuant to water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations.
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
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2019, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
We currently rely on a limited number of suppliers for certain equipment and materials to build our SmartSystems, and our reliance on a limited number of suppliers for such equipment and materials exposes us to risks including price and timing of delivery.
We currently rely on a limited number of suppliers for equipment and materials to build our SmartSystems. If demand for our systems or the components necessary to build such systems increases or suppliers of equipment face financial distress or bankruptcy, our suppliers may not be able to provide such equipment on schedule at the current price or at all. In particular, steel is the principal raw material used in the manufacture of our systems, and the price of steel has historically fluctuated on a cyclical basis and will depend on a variety of factors over which we have no control, including trade tariffs. Additionally, we depend on a limited number of suppliers for certain mechanical and electrical components that we use in our systems which may not have direct replacements available from alternate suppliers. If our suppliers are unable to provide the raw materials and components needed to build our systems on schedule at the current price or at all, we could be required to seek other suppliers for the raw materials and components needed to build and operate our systems, which may adversely affect our revenues or increase our costs. Any inability to find alternative components at prices or with quality specifications similar to those deployed today could result in delays or a loss of customers.
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
As we focus on growing our business, particularly as it relates to our SmartSystems offerings, our business may become increasingly subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. In addition, we may be subject to legal proceedings with our customers or suppliers, particularly as it relates to contract disputes. Regardless of the merit of particular claims, litigation may be expensive, time consuming, disruptive to our operations and distracting to management.
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
Risks Related to Environmental, Mining and Other Regulation
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our customers, which could cause a decline in the demand for our frac sand and negatively impact our business, results of operations and financial condition.
We supply frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important practice that is used to stimulate production of oil and natural gas from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production.
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.
The adoption of new laws or regulations at the federal, state or local levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our frac sand, have a material adverse effect on our business, financial condition and results of operations.
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

Any failure by us to comply with applicable environmental laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:
•issuance of administrative, civil, or criminal penalties;
•denial, modification, or revocation of permits or other authorizations;
•occurrence of delays in permitting or performance of projects;
•imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and
•requirements to perform site investigatory, remedial, or other corrective actions.
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
In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the proppant industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of frac sand, may have the effect of discouraging our customers’ use of our frac sand. The actual or perceived health risks of mining, processing and handling proppants could materially and adversely affect proppant producers, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the frac sand industry.
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
In addition to the regulatory matters described above, we and our customers are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration activities at mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining and hydraulic fracturing have on groundwater quality and availability. Our future success depends, among other things, on the quantity and quality of our frac sand deposits, our ability to extract these deposits profitably, and our customers being able to operate their businesses as they currently do.
In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed excavation or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public, or other third parties, or delay in the environmental review and permitting process also could delay or impair our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract or the pace of extraction of mineral deposits), our cost structure, or our customers’ ability to use our frac sand. Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.
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
We are generally obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined. We are required under federal, state, and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The inability to acquire, maintain or renew such assurances, as required by federal, state, and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:
•the lack of availability, higher expense, or unreasonable terms of such financial assurances;
•the ability of current and future financial assurance counterparties to increase required collateral; and
•the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.
Our inability to acquire, maintain, or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition, and results of operations.
Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.
In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the federal CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions, also known as the Paris Agreement.  The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement.  However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or enter into a separate agreement.  In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement, and in November 2019 formally initiated the withdrawal process, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.  To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers. Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and our customers’ exploration and production operations.
Risks Related to Ownership of Our Common Stock
Our stock price could be volatile, and you may not be able to resell shares of your common stock at or above the price you paid.
The stock markets generally have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.
In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•our operating and financial performance;
•quarterly variations in the rate of growth of our financial indicators, such as revenues, EBITDA, Adjusted EBITDA, contribution margin, net income, and net income per share;
•the public reaction to our press releases, our other public announcements, and our filings with the SEC;
•strategic actions by our competitors;
•our failure to meet revenue or earnings estimates by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•the failure of research analysts to cover our common stock;
•sales of our common stock by us or our, stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations, or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions, including fluctuations in commodity prices, sand-based proppants, or industrial and recreational sand-based products;
•domestic and international economic, legal and regulatory factors unrelated to our performance; and
•the realization of any risks described under this “Risk Factors” section.
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
As of December 31, 2019, Clearlake beneficially owns approximately 25.6% of our outstanding common stock and our Chief Executive Officer beneficially owns approximately 15.6% of our outstanding common stock. Consequently, Clearlake and our Chief Executive Officer (each of whom we sometimes refer to as a “Principal Stockholder”) will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as either Principal Stockholder maintains certain beneficial ownership levels of our common stock, each Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017.  This concentration of ownership and the rights of our Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
Furthermore, conflicts of interest could arise in the future between us and Clearlake and its affiliates, including its portfolio companies, concerning among other things, potential competitive business activities or business opportunities. Clearlake is a private equity firm in the business of making investments in entities in a variety of industries. As a result, Clearlake’s existing and future portfolio companies which it controls may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
As of December 31, 2019, there were 21,595,357 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:
•advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•provisions that divide our board of directors into three classes of directors, with the classes to be as nearly equal in number as possible;
•provisions that prohibit stockholder action by written consent after the date on which our Principal Stockholders collectively cease to beneficially own at least 50% of the voting power of the outstanding shares of our stock entitled to vote;
•provisions that provide that special meetings of stockholders may be called only by the board of directors or, for so long as a Principal Stockholder continues to beneficially own at least 20% of the voting power of the outstanding shares of our stock, such Principal Stockholder;
•provisions that provide that our stockholders may only amend our certificate of incorporation or bylaws with the approval of at least 66 2/3% of the voting power of the outstanding shares of our stock entitled to vote, or for so long as our Principal Stockholders collectively continue to beneficially own at least 50% of the voting power of the outstanding shares of our stock entitled to vote, with the approval of a majority of the voting power of the outstanding shares of our stock entitled to vote;
•provisions that provide that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•provisions that establish advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
We do not currently pay dividends on our common stock, and our debt agreements place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We do not currently pay dividends on shares of our common stock in the foreseeable future. Additionally, our ABL Credit Facility places certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you previously paid.

Future sales of our common stock in the public market could reduce our stock price, and the sale or issuance of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2019, we have outstanding 42,852,288 shares of common stock. Clearlake beneficially owns 10,956,160 shares of our common stock, or approximately 25.6% of our total outstanding shares and our Chief Executive Officer beneficially owns 6,670,322 shares of our common stock, or approximately 15.6% of our total outstanding shares.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.

ITEM 2. — PROPERTIES
Our primary facility is our 1,256 acres frac sand mine and related processing facility near Oakdale, Wisconsin. In addition, we have invested in two transloading facilities, one in Byron Township, Wisconsin, approximately three miles from our Oakdale facility, and one in Van Hook, North Dakota.
The following table provides key characteristics of our Oakdale facility as of December 31, 2019:

Facility Characteristic	Description
Site geography	Situated on 1,256 contiguous acres, with on-site processing and rail loading facilities.
Proven recoverable reserves	316 million tons.
Deposits	Sand reserves of up to 200 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 19% of 20/40 and coarser substrate, 41% of finer 40/70 mesh substrate and approximately 40% of fine 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Generally shallow overburden allowing for surface excavation.
Annual nameplate processing capacity	5.5 million tons.
Logistics capabilities	Dual served rail line logistics capabilities. On-site transportation infrastructure capable of simultaneously accommodating multiple unit trains and connected to the Canadian Pacific rail network. Additional unit train capable transload facility located approximately three miles from the Oakdale facility in Byron Township that provides access to the Union Pacific rail network.
Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.
Expansion Capabilities	We believe that with further development and permitting, the Oakdale facility could ultimately be expanded to allow production of up to 9 million tons of frac sand per year.

In addition to these currently operating facilities, we also own approximately 959 acres in Jackson County, Wisconsin (“Hixton”). The Hixton site is fully permitted to initiate operations and is available for future development. As of December 31, 2019, our Hixton site had approximately 100 million tons of proven recoverable sand reserves. We have no immediate plans to further develop this site.
We have two long-term surface mining leases for properties located in the Permian Basin in Texas that are available for future development.  The first site consists of 1,772 acres in Winkler County, Texas.  This location is adjacent to the Texas & New Mexico Railway (TXN) short line with direct access to State Highway 18.  The second site consists of 2,447 acres in Crane County, Texas.  This location has direct access to Interstate Highway 20.  Based on our preliminary testing, we believe there are sufficient quantities on these sites to establish reserves in the future. We have no immediate plans to further develop these sites.
We lease a 56,000 square foot facility in Saskatoon, Saskatchewan, Canada where we manufacture our SmartSystems wellsite proppant storage solutions.

Our Reserves
We believe that our strategically-located Oakdale and Hixton sites provide us with a large and high-quality mineral reserves base. Mineral resources and reserves are typically classified by confidence (reliability) levels based on the level of exploration, consistency and assurance of geologic knowledge of the deposit. This classification system considers different levels of geoscientific knowledge and varying degrees of technical and economic evaluation. Mineral reserves are derived from in situ resources through application of modifying factors, such as mining, analytical, economic, marketing, legal, environmental, social and governmental factors, relative to mining methods, processing techniques, economics and markets. In estimating our reserves, John T. Boyd does not classify a resource as a reserve unless that resource can be demonstrated to have reasonable certainty to be recovered economically in accordance with the modifying factors listed above. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 defines “proven (measured) reserves” as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 17 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2019.

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
We are also subject to regulations by the U.S. Occupational Safety and Health Administration (“OSHA”) which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. MSHA is expected to adopt similar rules as part of its “Long Term Items” for rulemaking. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. If the workplace exposure limit is lowered significantly, we may be required to incur certain capital expenditures for equipment to reduce this exposure. We also adhere to NISA’s respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.
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

Holders of Record
On February 19, 2020, there were 42,847,996 shares of our common stock outstanding, which were held by approximately 29 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends
Our ability to pay dividends is governed by (i) the provisions of Delaware corporate law, (ii) our Certificate of Incorporation and Bylaws, and (iii) our ABL Credit Facility.  To date, we have not paid or declared any dividends on our common stock and there is no assurance that we will pay any cash dividends on our common stock in the future.  The future payment of cash dividends on our common stock, if any, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.

Smart Sand, Inc. Comparative Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Russell 3000 Index, the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index and a composite average of publicly traded proppant peer companies (U.S. Silica Holding, Inc., Hi-Crush Partners LP, CARBO Ceramics, Inc., Covia Holdings Corporation, and Solaris Oilfield Infrastructure, Inc.) since November 4, 2016, the first day our stock traded on the NASDAQ.
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
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2019, no shares were sold by the Company without registration under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We are authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, we announced that the board of directors had approved the repurchase of up to 2,000,000 shares of our common stock during the twelve month period following the announcement of the share repurchase program. On September 11, 2019, the board of directors reauthorized the existing share repurchase program for one year. At December 31, 2019, the maximum number of shares that the Company may repurchase under the current repurchase authority was 1,411,800 shares. There were no share repurchases during the three months ended December 31, 2019.

ITEM 6. — SELECTED FINANCIAL DATA
The selected historical consolidated financial data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this document.

	Year Ended December 31,
	2019	2018	2017	2016 (4)	2015
	(in thousands, except per share and per ton amounts)
Income Statement Data:
Revenues	$233,073	$212,470	$137,212	$59,231	$47,698
Cost of goods sold	152,021	144,903	100,304	26,569	21,003
Gross profit	81,052	67,567	36,908	32,662	26,695
Operating expenses	37,569	41,688	18,203	12,271	10,112
Operating income	43,483	25,879	18,705	20,391	16,583

Net income (1)	31,623	18,688	21,526	10,379	4,990

Net income per common share (1):
Basic	$0.79	$0.46	$0.54	$0.43	$0.23
Diluted	$0.78	$0.46	$0.53	$0.42	$0.19

Balance Sheet Data (at period end):
Property, plant and equipment, net (1)	$230,461	$248,396	$171,762	$104,096	$108,928
Total assets	361,603	320,292	246,802	173,452	132,564
Long-term debt, net	28,240	47,893	—	860	64,583
Total stockholders’ equity (deficit) (1)	244,143	209,360	190,022	142,442	3,729
Cash Flow Statement Data:
Net cash provided by operating activities	$44,633	$50,909	$15,628	$26,703	$30,703
Net cash used in investing activities	(25,425)	(125,989)	(51,148)	(2,470)	(29,375)
Net cash provided by financing activities	(18,035)	41,319	23,213	19,405	1,766
Other Data:
Adjusted EBITDA (2)	87,071	65,993	30,615	37,839	23,881
Contribution margin (2)	106,464	83,864	44,197	38,738	31,625
Contribution margin per ton (2)	$43.24	$28.00	$18.05	$46.90	$42.11
Capital expenditures (3)	$27,640	$110,761	$69,378	$(546)	$28,102
Tons Sold	2,462	2,995	2,449	826	751
(1)The amounts previously reported have been updated to reflect an immaterial correction as of and for the years ended December 31, 2016 and 2015. The year ended December 31, 2017 includes an immaterial reclassification in Property, plant and equipment, net.
(2)For our definitions of the non-GAAP financial measures of EBITDA, Adjusted EBITDA and contribution margin, and reconciliations of Adjusted EBITDA and contribution margin to our most directly comparable financial measures calculated and presented in accordance with GAAP, please see the section entitled “Non-GAAP Financial Measures” in Item 7 of this Annual Report on Form 10-K.
(3)Negative capital expenditures for the year ended December 31, 2016 resulted from return of deposits paid for projects included in construction in progress. The year ended December 31, 2018 includes approximately $30.0 million for the acquisition of Quickthree Solutions, Inc. (“Quickthree”) and $15.5 million for the acquisition of assets at the Van Hook terminal.
(4)Includes the impact of our IPO, including proceeds received and additional charges incurred.
_________________________

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with Item 1, “Business,” Item 6, “Selected Financial Data,” and the Consolidated Financial Statements and the related notes in Item 8 of this Annual Report on Form 10-K.
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
We use EBITDA, Adjusted EBITDA and contribution margin herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and contribution margin, see the section entitled “Non-GAAP Financial Measures.” in Item 7 of this Annual Report on Form 10-K. We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Impairment loss. In 2019, we recorded impairment loss of $15.5 million, of which $7.6 million relates to our finite-lived developed technology intangible assets and $7.9 million relates to our Hixton, Wisconsin property. In 2018, we recorded an impairment loss of $17.8 million, which related to our goodwill and indefinite-lived trade name intangible asset. These amounts were recorded as an operating expense on the consolidated income statement. See our discussion in the section entitled “GAAP Results of Operations” for additional information regarding these transactions.
•Expansion of our Oakdale facility. In May 2018, we completed an expansion project to increase our nameplate processing capacity at our Oakdale facility from approximately 3.3 million tons per year to approximately 5.5 million tons per year.
•We have increased our sand sales delivered in-basin. In 2018 and 2019, a greater portion of the frac sand that we sold was delivered directly to the Bakken formation in the Williston Basin through our Van Hook terminal. This resulted in higher average selling prices along with additional costs related to such delivery.
•Shortfall Revenue. In 2019, we recorded shortfall revenue of $49.3 million compared to $6.0 million and $1.2 million in 2018 and 2017, respectively. Shortfall revenue of $24.8 million for year ended December 31, 2019 was from a customer with which we have ongoing litigation.
•Market Trends. From early 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a more stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to insufficient takeaway capacity for the incremental oil and natural gas production coming online in the Permian Basin, along with increased availability of regional sand as a source of proppant in the Permian basin. Additionally, oil and natural gas companies reduced their spending in the latter portion of the year due to strong spending in the first half of 2018 and lower oil prices, particularly in the fourth quarter of 2018. Demand briefly recovered during the summer of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows.
We have found that increasingly over the last two years, customers are disinclined to enter into long-term contracts for their frac sand supply and have instead trended toward purchasing their frac sand supply in the spot market at

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

market prices. Should our customer base continue to limit their exposure to longer term contracts, we intend to increase focus on shorter term contracts to increase sales in the spot market.

Overview
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and our SmartSytemsTM wellsite proppant storage capabilities. We currently market our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies, sell our sand under a combination of long-term take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos and the industry experience of our senior management team make us a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 316 million tons of proven recoverable sand reserves as of December 31, 2019. We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual nameplate processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America.  The Van Hook terminal became operational in April 2018. Since operations commenced, we have been providing Northern White sand in-basin at this terminal to our contracted and spot sales customers. This terminal allows us to offer more efficient delivery options to customers operating in the Bakken Formation in the Williston Basin.
We also offer to our customers portable wellsite proppant storage through our SmartSystems storage solutions. The SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXLTM silo systems, wellsite transload capabilities, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem Tracker, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We are currently developing a new transload technology to complement our existing solutions.

Assets and Operations
Oakdale
Our sand reserves include a balanced concentration of coarse sand, (19% 20/40 and coarser), finer sand (41% of 40/70 mesh) and fine sand (40% 60/140 gradation, which we refer to in this annual report as “100 mesh”). Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends. We believe that this mix of coarse and fine sand reserves, combined with contractual demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. In addition, our approximate 316 million tons of proven recoverable reserves implies a reserve life of approximately 57 years based on our current annual nameplate processing capacity of 5.5 million tons. This long reserve life enables us to better serve demand for different types of frac sand as compared to mines with shorter reserve lives.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality frac sand. Unlike some of our competitors, our primary processing and rail loading facilities are located in close proximity to the mine site, which limits the need for us to truck sand on public roads between the mine and the production facility or between wet and dry processing facilities. Our on-site transportation assets include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific. This enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Our unit train capable transload facility approximately three miles from the Oakdale facility in Byron Township, Wisconsin, provides us with the ability to ship sand to our customers on the Union Pacific rail network. We believe that we are the only sand facility in Wisconsin that has dual served rail capabilities, which should create competition among our rail carriers and allow us to provide more competitive logistics options for our customers.
Due to sustained freezing temperatures in our area of operation during winter months, we have historically halted the operation of our wet plant for approximately three to five months. As a result, we have excavated and washed sand in excess of current delivery requirements during the months when the wet plant was operational. This excess sand is placed in stockpiles that feed the dry plants and enable us to fill customer orders throughout the year without interruption. Our second wet plant facility, brought online in the fourth quarter of 2017, is enclosed, which allows us to operate at its full capacity during the winter months.
Logistics
Through our transloading terminal in Van Hook, North Dakota, we provide one of the most efficient and lowest-cost sources of Northern White sand in-basin to customers operating in the Bakken Formation in the Williston Basin.
Through our SmartSystems offering, we have the technology, production capacity and management team to compete further in the frac sand supply chain for our customers by offering logistics services from the mine all the way to the wellsite. Our SmartSystems consist of our SmartDepot proppant storage silos, transload technology, and rapid deployment trailer system.
We believe our patented SmartDepot silos will outperform our competitors in that they can be set up or taken down rapidly, they include industry-leading passive and active dust suppression technology, they have the capability of gravity-fed operation and they can be filled by both pneumatic and gravity dump trailers. Our trailers detach, which reduces their footprint on the wellsite. We are currently developing a new transload technology to complement our existing solutions.
Through the expansion of our SmartSystems fleet and other logistics options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide additional delivery and pricing alternatives, including selling product on an “as-delivered” basis to the wellsite.
We intend to continue expanding our footprint in-basin through the expansion of our SmartSystems wellsite storage solutions fleets and potentially through the addition of one or more terminals in other oil and natural gas operating basins. Benefits of our long-term growth strategy for in-basin delivery of sand include new contracted customers by marketing through our own terminal, more opportunity for spot sales by forward deploying sand and the opportunity to capture incremental margin on the sale of sand farther down the supply chain by managing the cost of rail and terminal operations. Additionally, having a presence in-basin gives us an opportunity to have a base of operations from which to market our SmartSystems wellsite proppant storage solutions. We have also developed a proprietary software program, the SmartSystem Tracker, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type, and proppant inventory.
How We Generate Revenue
We generate revenue by excavating and processing frac sand, which we sell to our customers under long-term price agreements or as spot sales at prevailing market rates. In some instances, revenues also include a charge for transportation services provided to customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product transported and the distance between the plant and our customers. Our contracts contain a minimum volume purchase requirement and provide for delivery of frac sand FCA at our Oakdale facility, our Van Hook transloading terminal in the Bakken, or another location specified by our customers. Revenue is generally recognized as products are delivered in accordance with the contract.
We generate revenue on our SmartSystems by renting equipment to our customers under contract terms tailored to meet the short-term or long-term needs with any number of SmartDepot silos they require. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met. Our first SmartDepot silos

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

became available in the third quarter of 2018 and the first set was contracted in January 2019. As of December 31, 2019, we had four SmartSystems fleets with customers.
Costs of Conducting Our Business
The principal direct costs involved in operating our business are freight charges, which consist of transportation, railcar rental and storage, labor, maintenance, utility costs, equipment, excavation and depreciation of our property, plant and equipment. We incur labor costs associated with employees at our processing facility represent the most significant cost of converting frac sand to finished product. Our Oakdale facility undergoes maintenance to minimize unscheduled downtime and ensure the ongoing quality of our frac sand. We incur utility costs in connection with the operation of our processing facility, primarily electricity and natural gas, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations including our mining and hauling equipment and logistics services. Excavation costs relate to the blasting and excavation of sand and other materials from which we ultimately do not derive revenue. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at the Oakdale facility. In addition, other costs include processing costs, overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

Overall Trends and Outlook
Demand Trends
According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 111 million tons in 2019, which is a 5% increase over the 105 million tons Spears reported for 2018. Spears estimates that 2020 demand will be flat with 111 million tons of proppant demand.

	2014	2015	2016	2017	2018	2019	2020E
New U.S. Horizontal Wells	20,906	14,500	8,638	13,166	15,686	14,615	12,607
Proppant Demand (Mil Tons)	69	55	44	80	105	111	111
Although the horizontal rig count is expected to decrease in 2020, frac sand demand is projected to be consistent with 2019 levels due to longer laterals, an increase in the number of frac stages per well and an increase in the amount of proppant used in each stage. Demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop. More proppant is being used per well, which is supporting proppant demand despite horizontal drilling activity stabilizing. Spears estimates that proppant demand in 2020 will be consistent with 2019 as new wells will decrease while the average proppant used per well is expected to increase from 6,600 tons per well in 2019 to approximately 7,600 tons per well by the end of 2020.
Supply Trends
There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2020 in the mining, transloading and logistics businesses. Many large oil and natural gas exploration and production companies have continued to integrate vertically by sourcing their own proppant and some own their own sand mines. Spears identifies a growing trend in this direction and estimates 50% of the North American proppant demand is currently direct-sourced. In-basin demand in the Permian basin more than tripled from 2017 through 2019. Sand supply is expected to peak in late 2019 or early 2020 with few additional suppliers entering the field.
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells erodes the ongoing economic viability of producing coarser grades of sand.
Management’s Outlook
We expect the demand for frac sand in 2020 to be consistent with the demand during 2019. Demand for both frac sand and our SmartSystems is influenced by the volume of oil and natural gas well drilling and completion activity, as well as the types of wells that are completed. The industry is trending towards drilling and completing wells with longer laterals and more frac stages per lateral foot drilled. This trend is leading to higher volumes of sand per well and the need for oil and natural gas exploration companies to manage larger volumes of sand at the wellsite. We believe these trends support continued demand for frac sand and increased demand for SmartSystems as customers look to create synergies in the time and cost of managing their sand needs at the wellsite.
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

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018:

	Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentage change)
Revenues	$233,073	$212,470	$20,603	10%
Cost of goods sold	152,021	144,903	7,118	5%
Gross profit	81,052	67,567	13,485	20%
Operating expenses:
Salaries, benefits and payroll taxes	11,560	11,043	517	5%
Depreciation and amortization	2,411	1,843	568	31%
Selling, general and administrative	11,328	12,825	(1,497)	(12)%
Change in estimated fair value of contingent consideration	(3,272)	(1,858)	(1,414)	76%
Impairment loss	15,542	17,835	(2,293)	(13)%
Total operating expenses	37,569	41,688	(4,119)	(10)%
Operating income	43,483	25,879	17,604	68%
Other income (expenses):
Interest expense, net	(3,621)	(2,266)	(1,355)	60%
Loss on extinguishment of debt	(561)	—	(561)	Not meaningful
Other income	131	197	(66)	(34)%
Total other income (expenses), net	(4,051)	(2,069)	(1,982)	96%
Income before income tax expense	39,432	23,810	15,622	66%
Income tax expense	7,809	5,122	2,687	52%
Net income	$31,623	$18,688	$12,935	69%

Revenue
Revenue was $233.1 million for the year ended December 31, 2019, during which we sold approximately 2,462,000 tons of sand. Revenue for the year ended December 31, 2018 was $212.5 million, during which we sold approximately 2,995,000 tons of sand. The key factors contributing to the increase in revenues for the year ended December 31, 2019 as compared to the year ended December 31, 2018 were as follows:
•We had $49.3 million in contractual shortfall revenue for the year ended December 31, 2019 and $6.0 million for the year ended December 31, 2018, respectively. Our contracts with customers dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract. In 2019, shortfall revenue of $24.8 million was from a customer with which we have pending litigation.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services and SmartSystems rentals, was $74.2 million for the year ended December 31, 2019, an increase of $11.3 million when compared to logistics revenue of $62.9 million for the year ended December 31, 2018. The increase in logistics revenue was due to higher in-basin sales and rentals of our SmartSystems equipment. At December 31, 2019, we had four fleets of SmartSystems in the field.
•Sand sales revenue decreased to $109.6 million for the year ended December 31, 2019 compared to $143.1 million for the year ended December 31, 2018, primarily due to decreased sales volumes.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $152.0 million and $144.9 million, for the years ended December 31, 2019 and December 31, 2018, respectively. Cost of goods sold increased in December 31, 2019 compared to December 31, 2018 primarily due to higher transportation costs as a result of increased in-basin sales volumes and increased depreciation and amortization due to our Oakdale expansion project being operational for the full year, partially offset by decreases in labor and equipment costs on lower total volumes sold.
Gross Profit
Gross profit was $81.1 million and $67.6 million for the years ended December 31, 2019 and December 31, 2018, respectively. The increase in gross profit for the year ended December 31, 2019 was primarily due to higher shortfall and logistics revenue, partially offset by increased transportation costs as a result of increased in-basin sales volumes and lower total sales volumes.
Operating Expenses
Operating expenses were $37.6 million and $41.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. Operating expenses are primarily comprised of wages and benefits, professional services fees and other administrative expenses, all of which were relatively consistent year over year. Salaries, benefits and payroll taxes were $11.6 million and $11.0 million for the years ended December 31, 2019 and December 31, 2018, respectively. Selling, general and administrative expenses decreased from $12.8 million for the year ended December 31, 2018 to $11.3 million for the year ended December 31, 2019, primarily as a result of wellsite storage solution acquisition-related costs in the prior year. We recorded a decrease in the estimated fair value of contingent consideration related to our acquisition of Quickthree, which resulted in an offset to operating expenses in the amount of $3.3 million for the year ended December 31, 2019 and $1.9 million for the year ended December 31, 2018. In 2019, we recorded an impairment charge of $15.5 million of which $7.6 million related to our finite-lived developed technology intangible assets in intangible assets, net on the balance sheet and $7.9 million related to our Hixton, Wisconsin property in property, plant and equipment, net on the balance sheet. The impairment of the finite-lived intangible assets is from our developed technology allocated to the Quickload acquired in connection with the acquisition of Quickthree in 2018. We are developing and testing a new transload technology and no longer plan to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload were fully impaired during the third quarter of 2019. In the fourth quarter of 2019, we determined that the carrying amount of the Hixton, Wisconsin property may not be fully recoverable as we have no current plans to further develop the site. In the fourth quarter of 2018, we recorded an impairment charge of $17.8 million related to goodwill and an other indefinite-lived intangible asset. The impairment charge was primarily due to the decline in our stock price in 2018 and the relationship between the resulting market capitalization and the equity recorded on our balance sheet.
Other Income (Expense)
We incurred $3.6 million and $2.3 million of net interest expense for the years ended December 31, 2019 and 2018, respectively. The increase in net interest expense for the year ended December 31, 2019 was primarily due to higher average borrowings under the Former Credit Facility to fund acquisition activities in 2018. In 2019, we also recognized $0.6 million of costs due to the extinguishment of the Former Credit Facility. Our borrowings and total debt were reduced late in 2019 as a result of the payment in full and termination of the Former Credit Facility and our entry into the ABL Credit Facility.
Income Tax Expense (Benefit)
Income tax expense was $7.8 million for the year ended December 31, 2019 compared to income tax expense of $5.1 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our effective tax rate was approximately 19.8% and 21.5%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate for the years ended December 31, 2019 and December 31, 2018 included modifications for income tax credits, among other items.
For the year ended December 31, 2018, we recorded a net operating loss for tax purposes due to the significant amount of capital expenditures we incurred, which were eligible for 100% expensing available under the Tax Reform Act. There are additional provisions in the Tax Reform Act that could impact us that will continue to be monitored as additional guidance is released and any necessary adjustments will be recorded in the period that the guidance is released.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Net Income
Net income was $31.6 million for year ended December 31, 2019 compared to $18.7 million for the year ended December 31, 2018. The increase in net income was primarily due to higher shortfall revenue from customers that did not take their contractual minimum volumes of sand, higher logistics revenue from increased volumes shipped through our Van Hook terminal and rented SmartSystems equipment and lower impairment charges in 2019 compared to 2018.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017:

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentage change)
Revenues	$212,470	$137,212	$75,258	55%
Cost of goods sold	144,903	100,304	44,599	44%
Gross profit	67,567	36,908	30,659	83%
Operating expenses:
Salaries, benefits and payroll taxes	11,043	8,219	2,824	34%
Depreciation and amortization	1,843	525	1,318	251%
Selling, general and administrative	12,825	9,459	3,366	36%
Change in estimated fair value of contingent consideration	(1,858)	—	(1,858)	Not meaningful
Impairment loss	17,835	—	17,835	Not meaningful
Total operating expenses	41,688	18,203	23,485	129%
Operating income	25,879	18,705	7,174	38%
Other income (expenses):
Interest expense, net	(2,266)	(450)	(1,816)	404%
Other income	197	462	(265)	(57)%
Total other income (expenses), net	(2,069)	12	(2,081)	Not meaningful
Income before income tax (benefit) expense	23,810	18,717	5,093	27%
Income tax (benefit) expense	5,122	(2,809)	7,931	(282)%
Net income	$18,688	$21,526	$(2,838)	(13)%

Revenue
Revenue was $212.5 million for the year ended December 31, 2018, during which we sold approximately 2,995,000 tons of sand. Revenue for the year ended December 31, 2017 was $137.2 million, during which we sold approximately 2,449,000 tons of sand. Revenues increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of higher sales volumes and higher average selling prices.
The key factors contributing to the increase in revenues for the year ended December 31, 2018 as compared to the year ended December 31, 2017 were as follows:
•Sand sales revenue increased to $143.1 million for the year ended December 31, 2018 compared to $80.2 million for the year ended December 31, 2017 due to increased sales volumes and higher average selling prices. Tons sold increased by 22.3% as exploration and production activity in the oil and natural gas industry improved in 2018 compared to 2017.
•Average selling price per ton increased to $47.76 for the year ended December 31, 2018 from $32.74 for the year ended December 31, 2017 due to increased volumes and higher average selling prices related to increased in-basin sand sales volumes, which are sold at a higher price than sand sold at the mine gate and favorable price adjustments under certain of our take-or-pay contracts based upon the Average Cushing Oklahoma WTI Spot Prices.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•We had $6.0 million in contractual shortfall revenue for the year ended December 31, 2018 and $1.2 million for the year ended December 31, 2017, respectively. Our contracts with customers dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Transportation revenue, which includes freight for certain mine gate sand sales and railcar usage, increased approximately $7.1 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017, increasing from $55.8 million to $62.9 million. The increase in transportation revenue was due to the increased sales volumes in 2018 compared to 2017 as a result of increased exploration and production activity in the oil and natural gas industry as well as our increased in-basin sales activity generated from our Van Hook terminal which began operations in April 2018.
Cost of Goods Sold
Cost of goods sold was $144.9 million and $100.3 million, or $48.38 and $40.96 per ton sold, for the years ended December 31, 2018 and December 31, 2017, respectively. Cost of goods sold and per ton cost of goods sold increased in 2018 compared to 2017 due to higher sales volumes, which led to increased staffing, utilities and equipment expenses, and increased freight charges. Freight charges, which consist of transportation costs and railcar rental and storage expense, were higher primarily due to increased volumes sold and increased in-basin activities. Additionally, we incurred an increase in operating labor costs for the year ended December 31, 2018 due to additional staffing to support the expansion of the Oakdale facility.
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
Other Income (Expense)
We incurred $2.3 million and $0.5 million of net interest expense for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense for the year ended December 31, 2018 was primarily due to borrowings under the Former Credit Facility to fund acquisition activity. Interest expense in 2017 was derived primarily from deferred finance fees and unused line fees for the Former Credit Facility.
Income Tax (Benefit) Expense
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

EBITDA and Adjusted EBITDA
We define EBITDA as net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit); (iii) interest expense; and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions; (iii) equity compensation; (iv) acquisition and development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out, contingent consideration obligations and other acquisition and development costs; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:
•the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•our ability to incur and service debt and fund capital expenditures;

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods or capital structure; and
•our debt covenant compliance, as Adjusted EBITDA is a key component of critical covenants to the ABL Credit Facility.
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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$31,623	$18,688	$21,526
Depreciation, depletion and amortization	27,135	18,165	7,300
Income tax (benefit) expense	7,809	5,122	(2,809)
Interest expense	3,626	2,320	700
Franchise taxes	285	442	339
EBITDA	$70,478	$44,737	$27,056
(Gain) loss on sale of fixed assets	(42)	321	253
Integration and transition costs	—	—	16
Equity compensation (1)	2,755	2,670	1,652
Acquisition and development costs (2)	(3,047)	(218)	845
Non-cash impairment loss	15,542	17,835	—
Cash charges related to retention and employee relocation	137	674	279
Accretion of asset retirement obligations	687	(26)	514
Loss on extinguishment of debt	561	—	—
Adjusted EBITDA	$87,071	$65,993	$30,615
(1) Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2) Represents costs incurred related to the business combinations and current development project activities. The year ended December 31, 2019 includes $3,272 decrease in the estimated fair value of our contingent consideration related to the acquisition of Quickthree and $225 of development project activities. The year ended December 31, 2018 includes $1,858 decrease in the estimated fair value of our contingent consideration related to the acquisition of Quickthree, partially offset by $1,146 of costs related to the acquisition of Quickthree and $494 related to development project activities. The year ended December 31, 2017 includes costs related to development project activities.
_________________________

Adjusted EBITDA was $87.1 million for the year ended December 31, 2019 compared to $66.0 million for the year ended December 31, 2018. The increase in Adjusted EBITDA for the year ended December 31, 2019, as compared to the prior year, was primarily due to higher shortfall and logistics revenue, partially offset by increased transportation charges and lower overall volumes of sand sold.
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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue	$233,073	$212,470	$137,212
Cost of goods sold	152,021	144,903	100,304
Gross profit	81,052	67,567	36,908
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	25,412	16,297	7,289
Contribution margin	$106,464	$83,864	$44,197
Contribution margin per ton	$43.24	$28.00	$18.05
Total tons sold	2,462	2,995	2,449

Contribution margin was $106.5 million, or $43.24 per ton sold, for the year ended December 31, 2019 compared to $83.9 million, or $28.00 per ton sold, for the year ended December 31, 2018. The increase in contribution margin and contribution margin per ton sold for the year ended December 31, 2019, as compared to the prior year, was primarily due to higher in-basin sales volumes through our Van Hook terminal and higher shortfall revenue.
Contribution margin was $83.9 million, or $28.00 per ton sold, for the year ended December 31, 2018 compared to $44.2 million, or $18.05 per ton sold, for the year ended December 31, 2017. The increase in contribution margin and contribution margin per ton sold for the year ended December 31, 2018, as compared to the prior year, was primarily due to the increased sales volumes overall as well as increased in-basin sales volumes through our Van Hook terminal, which began operations in April 2018, coupled with favorable pricing trends in the first half of 2018.

Liquidity and Capital Resources
Currently, our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. Based on our balance sheet, cash flows, current market conditions and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions and other capital projects.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Working Capital
Working capital is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of December 31, 2019 compared to December 31, 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Total current assets	$90,377	$50,096
Total current liabilities	40,018	24,652
Working capital	$50,359	$25,444

Our working capital was $50.4 million at December 31, 2019 compared to working capital of $25.4 million at December 31, 2018. The increase in working capital was primarily due to a net increase in accounts and unbilled receivables of $38.0 million, partially offset by $13.1 million new short-term operating lease liabilities as a result of adopting the new lease accounting standard on January 1, 2019 and a $5.3 million increase in the current portion of our amortizing long-term debt under the Oakdale Equipment Financing and notes payable. As of December 31, 2019 and 2018, $37.4 million and $3.2 million of accounts and unbilled receivables is attributable to a customer with which we have pending litigation.

Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$44,633	$50,909	$15,628
Net cash used in investing activities	$(25,425)	$(125,989)	$(51,148)
Net cash (used in) provided by financing activities	$(18,035)	$41,319	$23,213

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $44.6 million for the year ended December 31, 2019, which included income of $31.6 million, non-cash expenses of $47.8 million, partially offset by $34.8 million in changes in operating assets and liabilities.
Net cash provided by operating activities was $50.9 million for the year ended December 31, 2018, which included net income of $18.7 million and net non-cash expenses of $39.5 million, partially offset by $7.3 million in changes in operating assets and liabilities.
Net cash provided by operating activities was $15.6 million for the year ended December 31, 2017, which included net income of $21.5 million and net non-cash expenses of $8.8 million, partially offset by $14.7 million in changes in operating assets and liabilities.
Net Cash Used In Investing Activities
Net cash used in investing activities was $25.4 million for the year ended December 31, 2019, of which $12.8 million was used to expand our SmartSystems operations and $12.7 million was used to expand our Van Hook terminal and capital improvements at our Oakdale facility.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Net cash used in investing activities was $126.0 million for the year ended December 31, 2018, of which approximately $45.5 million was used for our acquisitions of the Van Hook terminal and Quickthree, and the remainder of which was used for the completion of the Oakdale expansion project which began in 2017.
Net cash used in investing activities was $51.1 million for the year ended December 31, 2017, which was primarily used in connection with the Oakdale expansion project.
Net Cash (Used in) Provided by Financing Activities
Net cash used by financing activities was $18.0 million for the year ended December 31, 2019. In 2019, we repaid a net $42.0 million on our revolving credit facilities, paid $2.3 million of deferred financing and debt issuance costs and paid $2.0 million of contingent consideration, partially offset by receipt of $23.0 million in proceeds from the Oakdale Equipment Financing and $5.4 million of net proceeds from other notes payable.
Net cash provided by financing activities was $41.3 million for the year ended December 31, 2018, which was primarily related to net draws on our Former Credit Facility of $44.5 million, partially offset by repurchases of our common shares of $2.2 million and repayments of notes payable of $0.6 million.
Net cash provided by financing activities was $23.2 million for the year ended December 31, 2017, which included net proceeds from equity issuance of $24.2 million.

Indebtedness
ABL Credit Facility
On December 13, 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility is based upon our eligible accounts receivable and inventory. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of specified financial covenants under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2019, the Company was in compliance with all covenants under the ABL Credit Facility. As of December 31, 2019, the outstanding balance on the ABL Credit Facility was $2.5 million and the amount of undrawn availability was $17.5 million.
Oakdale Equipment Financing
On December 13, 2019, we entered into an equipment financing arrangement with Nexseer, secured by substantially all of the assets at our Oakdale facility. We received $23.0 million of net proceeds, of which we used $19.3 million to repay in full and terminate our Former Credit Facility, $3.0 million for general working capital purposes and $0.7 million to pay transaction fees associated with the debt refinancing. The Oakdale Equipment Financing amortizes over 5 years, maturing on December 13, 2024, and bears interest at 5.79%. The balance of the Oakdale Equipment Financing as of December 31, 2019 was $22.4 million.
Former Credit Facility
On December 8, 2016, the Company entered into a three-year senior secured revolving credit facility under a revolving credit agreement with Jefferies Finance LLC, as administrative and collateral agent. The Former Credit Facility was paid in full and terminated with proceeds from the Oakdale Equipment Financing.
Notes Payable
We have entered into various financing arrangements to support the manufacturing of our wellsite proppant storage solutions equipment with interest rates between 6.48% and 7.49%. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in the Company’s property plant and equipment. Total notes payable outstanding at December 31, 2019 was $9.8 million.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Capital Requirements
We expect full year 2020 capital expenditures to be between $20 million and $30 million, which are anticipated to primarily support incremental growth in our SmartSystems. These expenditures exclude any potential acquisitions. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility.

Share Repurchases
We are authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, we announced that our board of directors authorized the repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. On September 11, 2019, our board of directors reauthorized the existing share repurchase program for one year. At December 31, 2019, the maximum number of shares that we may repurchase under the repurchase authority was 1,411,800 shares. There were no share repurchases during the year ended December 31, 2019.
The program allows us to repurchase shares at our discretion. Market conditions, price, corporate and regulatory requirements, alternative investment opportunities, and other economic conditions will influence the timing of the repurchase and the number of shares repurchased, if any. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable securities laws and other legal requirements, may be suspended or terminated at any time without prior notice.

Off-Balance Sheet Arrangements
We had $7.9 million and $8.6 million of outstanding performance bonds as of each of the years ended December 31, 2019 and 2018, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways and an agreement with a pipeline common carrier.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt service	$40,417	$7,959	$15,636	$16,822	$—
Operating leases	30,613	14,292	14,039	2,282	—
Asset retirement obligations	6,142	477	144	—	5,521
Land rights obligations	40,950	2,275	4,550	4,550	29,575
Total	$118,122	$25,003	$34,369	$23,654	$35,096

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

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced to meet demand in the winter months.  These higher cash operating costs were capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. During the fourth quarter of 2017, we finished construction of a new wet plant, which is an indoor facility that allows us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration
For the year ended December 31, 2019, Liberty, Rice Energy (a subsidiary of EQT Corporation), Hess Corporation, and U.S. Well Services accounted for 23.8%, 19.0%, 15.5%, and 14.7%, respectively, of total revenue. For the year ended December 31, 2018, Liberty, EQT, WPX Energy, and Hess accounted for 22.8%, 21.4%, 11.6%, and 10.6%, respectively, of total revenue. For the year ended December 31, 2017, Rice Energy, Liberty, Weatherford, and U.S. Well Services accounted for 27.1%, 20.6%, 13.7%, and 10.2%, respectively, of total revenue.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.
Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.
Revenue Recognition
On January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers” and all the related amendments thereto, using the modified retrospective method. There was no adjustment made to the opening balance of retained earnings as a result of applying ASC 606. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while the comparative information is not restated and will continue to be reported under the accounting standards in effect for those periods. Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Prior to January 1, 2018, we recognized revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, collectability is reasonably assured, and the risk of loss is transferred to the customer.
Under current and former revenue standards, this generally means that sales are FCA, payment made at the origination point at our facility, and title passes as the product is loaded into railcars hired by the customer or provided by us. Deliveries of

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

in-basin sand have shipping terms of FCA, DAT or DAP; and we recognize this revenue when the sand is received at the destination.
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
We sell sand through short-term price agreements, at prevailing market rates, and long-term take-or-pay contracts. The expiration dates of these contracts range from 2020 through 2023. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each ton of contracted product.
SmartSystems revenues consist primarily of the rental of our patented SmartSystems equipment to customers, which is typically earned under fixed monthly fees, services related to delivery, proppant management and maintenance on the equipment. Revenues are recognized as the performance obligations are satisfied under the terms of the customer contract.
Accounts and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. We consider accounts outstanding longer than the payment terms past due. We determine the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. We have not had material allowances or bad debt expense
Asset Retirement Obligation
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
At December 31, 2019, we updated our reclamation plan for certain of our asset retirement obligations which resulted in a reduction to the asset retirement obligation by $9.8 million. There was no effect on the income statement in the current period for this change in estimate but there will be a reduction to the amount of depreciation and accretion expense recorded in future periods as a result of this change in estimate.
Inventory Valuation
Sand inventory is stated at the lower of cost or net realizable value using the average cost method. Costs applied to inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by a surveyor. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile.
Spare parts inventory includes critical spare parts. We account for spare parts on a first-in first-out basis, and value the inventory at the lower of cost or net realizable value.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Leases
On January 1, 2019 we adopted ASU 2016-02, Leases (Topic 842), and related amendments, which replaced the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. We adopted ASU 2016-02 and its related updates using the transition practical expedients, which allows us to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right-of-use asset balances. We also used the optional transition method, which allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. There was no adjustment made to the opening balance of retained earnings. We have implemented new accounting policies and software to facilitate the recording and reporting of lease transactions and balances. We recorded initial operating right-of-use assets of $35.9 million and related lease liabilities of $36.5 million on our consolidated balance sheet on January 1, 2019. Operating leases were not recorded on the balance sheet as of December 31, 2018.
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
We are obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. See “Contractual Obligations” above for additional information.
Leases - Lessor
We manufacture and offer for lease our SmartSystems wellsite proppant storage solutions. We negotiate the terms of our lease agreements on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees or restrictions or covenants in our lease contracts and, therefore, no such terms have been included in our accounting for the leases. All of our SmartSystems are leased under operating leases.
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
During the year ended December 31, 2019, we recorded impairment loss of $15.5 million, of which $7.6 million relates to our finite-lived developed technology intangible assets and $7.9 million relates to our Hixton, Wisconsin property. The impairment of the finite-lived intangible assets is from our developed technology allocated to the Quickload acquired in connection with the acquisition of Quickthree in 2018. We are developing and testing a new transload technology and no longer plan to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload were fully impaired during the third quarter of 2019. In the fourth quarter of 2019, we determined that the full amount recorded on the balance sheet related to the Hixton, Wisconsin property may not be recoverable as we have no current plans to further develop the site.
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
There were no impairment losses in 2017.
Income Taxes
Under the balance sheet approach to provide for income taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. If we determine it is more likely than not that we will not be able to realize the benefits of the deductible temporary differences, we would record a valuation allowance against the net deferred tax asset.

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
The following is a summary of the restricted stock awards granted and the related grant date fair value in the years ended December 31, 2019, 2018 and 2017.

	Number of Shares Granted (in thousands)	Weighted Average Grant Date Fair Value
For the year ended December 31, 2019	1,884	$2.58
For the year ended December 31, 2018	746	$6.61
For the year ended December 31, 2017	352	$14.77
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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements for fair value measurements by removing the disclosure of the valuation process for Level 3 fair value measurements, among other disclosure modifications. The guidance is effective for the financial statements periods beginning after December 15, 2019, although early adoption is permitted. We early adopted ASU 2018-13 on December 31, 2019 and fair value disclosures in these financial statements have been updated accordingly. The changes in disclosures are immaterial.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and related amendments, which replaced the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. We adopted ASU 2016 and its related amendments on January 1, 2019. See our discussion of leases above for additional information.

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
Commodity Price Risk
The market for proppant and proppant storage equipment is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the oilfield services and exploration and production industries. We do not currently intend to hedge our indirect exposure to commodity price risk.
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. The balance on our ABL Credit Facility was $2.5 million as of December 31, 2019. We do not believe this represents a material interest rate risk.
Credit Risk
Substantially all of our revenue for the year ended December 31, 2019 was generated through long-term take-or-pay contracts with six customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the downturn in activity in the oil and natural gas industry beginning in the latter part of 2018 and continuing through much of 2019. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.
Additionally, as of December 31, 2019, $37.4 million of accounts and unbilled receivables is attributable U.S. Well, a customer with which we have pending litigation. We are unable to express an opinion as to the likely outcome of the matter, and even if we are successful, we can make no assurances that U.S. Well would be able to pay.
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, as a result of our acquisition of Quickthree on June 1, 2018, certain transactions are transacted in Canadian dollars. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be impacted to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canadian dollar. During the years ended December 31, 2019 and 2018, revenue, expenses, assets and liabilities transacted in Canadian dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Change in accounting principle

As discussed in Notes 2 and 9 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 26, 2020

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,639	$1,466
Accounts receivable, net	60,052	18,989
Unbilled receivables	4,765	7,823
Inventories	21,415	18,575
Prepaid expenses and other current assets	1,506	3,243
Total current assets	90,377	50,096
Property, plant and equipment, net	230,461	248,396
Operating lease right-of-use assets	28,178	—
Intangible assets, net	9,046	18,068
Other assets	3,541	3,732
Total assets	$361,603	$320,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,961	$11,336
Accrued and other expenses	8,578	8,392
Deferred revenue, current	7,654	4,095
Income taxes payable	542	—
Long-term debt, net, current	6,175	829
Operating lease liabilities, current	13,108	—
Total current liabilities	40,018	24,652
Deferred revenue, net	1,670	—
Long-term debt, net	28,240	47,893
Operating lease liabilities, long-term	15,469	—
Deferred tax liabilities, long-term, net	24,021	17,898
Asset retirement obligation	6,142	13,322
Contingent consideration	1,900	7,167
Total liabilities	117,460	110,932
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 40,975,408 issued and 40,234,451 outstanding at December 31, 2019; 40,673,513 issued and 39,974,478 outstanding at December 31, 2018	40	40
Treasury stock, at cost, 740,957 and 699,035 shares at December 31, 2019 and 2018, respectively	(2,979)	(2,839)
Additional paid-in capital	165,223	162,195
Retained earnings	81,900	50,277
Accumulated other comprehensive loss	(41)	(313)
Total stockholders’ equity	244,143	209,360
Total liabilities and stockholders’ equity	$361,603	$320,292

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Revenues	$233,073	$212,470	$137,212
Cost of goods sold	152,021	144,903	100,304
Gross profit	81,052	67,567	36,908
Operating expenses:
Salaries, benefits and payroll taxes	11,560	11,043	8,219
Depreciation and amortization	2,411	1,843	525
Selling, general and administrative	11,328	12,825	9,459
Change in the estimated fair value of contingent consideration	(3,272)	(1,858)	—
Impairment loss	15,542	17,835	—
Total operating expenses	37,569	41,688	18,203
Operating income	43,483	25,879	18,705
Other income (expenses):
Interest expense, net	(3,621)	(2,266)	(450)
Loss on extinguishment of debt	(561)	—	—
Other income	131	197	462
Total other income (expenses), net	(4,051)	(2,069)	12
Income before income tax expense (benefit)	39,432	23,810	18,717
Income tax expense (benefit)	7,809	5,122	(2,809)
Net income	$31,623	$18,688	$21,526
Net income per common share:
Basic	$0.79	$0.46	$0.54
Diluted	$0.78	$0.46	$0.53
Weighted-average number of common shares:
Basic	40,135	40,427	40,208
Diluted	40,337	40,449	40,304

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$31,623	$18,688	$21,526
Other comprehensive income:
Foreign currency translation adjustment	272	(313)	—
Comprehensive income	$31,895	$18,375	$21,526
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands, except share amounts)
Balance at December 31, 2016	38,816,474	$39	67,594	$(539)	$132,879	$10,063	$—	$142,442
Vesting of restricted stock	90,017	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,973	—	—	1,973
Employee stock purchase plan compensation	—	—	—	—	39	—	—	39
Proceeds from equity issuance, net of transaction costs	1,500,000	1	—	—	24,168	—	—	24,169
Restricted stock buy back	(13,458)	—	13,458	(127)	—	—	—	(127)
Net income	—	—	—	—	—	21,526	—	21,526
Balance at December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Foreign currency translation adjustment	—	—	—	—	—	—	(313)	(313)
Vesting of restricted stock	177,464	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,937	—	—	2,937
Employee stock purchase plan compensation	—	—	—	—	72	—	—	72
Employee stock purchase plan issuance	21,964	—	—	—	127	—		127
Restricted stock buy back	(29,783)	—	29,783	(174)	—	—	—	(174)
Shares repurchased	(588,200)	—	588,200	(1,999)	—	—		(1,999)
Net income	—	—	—	—	—	18,688	—	18,688
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$50,277	$(313)	$209,360
Foreign currency translation adjustment	—	—	—	—	—	—	272	272
Vesting of restricted stock	260,820	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,909	—	—	2,909
Employee stock purchase plan compensation	—	—	—	—	41	—	—	41
Employee stock purchase plan issuance	41,075	—	—	—	78	—	—	78
Restricted stock buy back	(41,922)	—	41,922	(140)	—	—	—	(140)
Net income	—	—	—	—	—	31,623	—	31,623
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$81,900	$(41)	$244,143
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities:
Net income	$31,623	$18,688	$21,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	26,425	17,159	7,926
Impairment loss	15,542	17,835	—
Amortization of intangible assets	1,398	1,002	—
Asset retirement obligation settlement	(2,753)	(3,180)	—
(Gain) loss on disposal of assets	(42)	321	253
Loss on extinguishment of debt	561	—	—
Provision for bad debt	—	42	—
Amortization of deferred financing cost	212	300	455
Accretion of debt discount	649	246	—
Deferred income taxes	6,123	4,659	(1,805)
Stock-based compensation, net	2,909	2,937	2,012
Employee stock purchase plan compensation	41	72	—
Change in contingent consideration fair value	(3,272)	(1,858)	—
Changes in assets and liabilities:
Accounts receivable	(41,063)	4,457	(18,038)
Unbilled receivables	3,058	(6,631)	(788)
Inventories	(1,021)	(7,343)	4,407
Prepaid expenses and other assets	1,875	(1,761)	(3,394)
Deferred revenue	5,229	4,095	(1,615)
Accounts payable	(4,680)	(2,271)	9,356
Accrued and other expenses	1,277	2,140	2,391
Income taxes payable	542	—	(7,058)
Net cash provided by operating activities	44,633	50,909	15,628
Investing activities:
Acquisition of businesses, net of cash acquired	—	(29,921)	—
Purchases of property, plant and equipment	(25,525)	(96,090)	(51,162)
Proceeds from disposal of assets	100	22	14
Net cash used in investing activities	(25,425)	(125,989)	(51,148)
Financing activities:
Proceeds from the issuance of notes payable	31,202	—	—
Repayments of notes payable	(2,808)	(559)	(282)
Payments under equipment financing obligations	(103)	(168)	(353)
Payment of deferred financing and debt issuance costs	(2,262)	(233)	(193)
Proceeds from revolving credit facility	52,750	84,000	—
Repayment of revolving credit facility	(94,750)	(39,500)	—
Payment of contingent consideration	(1,995)	(175)	—
Proceeds from equity issuance	71	127	26,251
Payment of equity transaction costs	—	—	(2,083)
Purchase of treasury stock	(140)	(2,173)	(127)
Net cash (used in) provided by financing activities	(18,035)	41,319	23,213
Net increase (decrease) in cash and cash equivalents	1,173	(33,761)	(12,307)
Cash and cash equivalents at beginning of year	1,466	35,227	47,534
Cash and cash equivalents at end of year	$2,639	$1,466	$35,227

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company is a fully integrated frac sand supply and services company, offering complete mine to wellsite logistics solutions. The Company is engaged in the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. Its integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables the Company to process and cost effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminal and its SmartSystemsTM wellsite proppant storage solution capabilities.
The Company completed construction of the first phase of its mine and processing facility near Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently the Company’s annual processing capacity is approximately 5.5 million tons.
In March 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin and began providing Northern White Sand in-basin in April 2018.
In June 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., (“Quickthree”) a manufacturer of portable vertical proppant storage solution systems. Quickthree formed the basis for the Company's SmartSystems under which it offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of a gravity-fed operation.

NOTE 2 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements (“financial statements”) of the Company have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. The accompanying financial statements include those of our controlled subsidiaries. The intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.
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
Going Concern
Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. In the September 30, 2019 interim financial statements, the Company reported that there was a substantial doubt raised regarding the Company's ability to continue as a going concern due to the short-term maturity of its Former Credit Facility. The Former Credit Facility has been paid in full and terminated using proceeds from the Oakdale Equipment Financing. See Note 8 - Debt, for additional information. Management has concluded that there are no conditions or events, considered in the aggregate, that raise

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” and all the related amendments thereto, using the modified retrospective method. There was no adjustment made to the opening balance of retained earnings as a result of applying ASC 606. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while the comparative information is not restated and will continue to be reported under the accounting standards in effect for those periods.
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
Shortfall Revenue
The Company’s shortfall revenues are related to minimum commitments under take-or-pay contracts and based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
Logistics Revenue
Logistics revenue includes railcar usage revenue, transportation revenue and SmartSystems revenue.
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
SmartSystems revenues consists primarily from the rental of our patented SmartSystems equipment to customers, which is typically earned under fixed monthly fees and services related to delivery, proppant management and maintenance on the equipment. Revenues are recognized as the performance obligations are satisfied under the terms of the customer contract.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on the railcars to fill customer orders for FCA origination point sales or when sand is received at the destination for DAP or DAT destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, though certain billing occurs in advance, resulting in unbilled receivables and deferred revenue, respectively. In addition, the Company sometimes receives shortfall payments from its customers and recognizes the revenue once the rights of use are expired.
Deferred Revenues
The Company receives advance payments from certain customers in order to secure and procure a reliable provision and delivery of product. The Company classifies such advances as current or noncurrent liabilities depending upon the anticipated timing of delivery of the supplied product. Deferred revenue is recognized as revenue when performance obligations are met in accordance with the contract.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company's contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. The Company expects to recognize approximately 67% of its remaining performance obligations under existing contracts as revenue in 2020 and expects to recognize the remaining 33% as revenue by 2023.
Significant Judgments
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligations. The Company satisfies its performance obligation and subsequently recognizes revenue, at a point in time, upon shipment of the products as the customer obtains control over the goods once the sand is loaded into the railcars or sand is delivered to the customer’s destination. In the case of sand being delivered to customers, the transaction price is variable in nature and is directly tied to the Average Cushing Oklahoma WTI Spot Prices per barrel. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligation under ASC 606.
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2019 or 2018. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.
Accounts and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due within 30 days, or in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of December 31, 2019 and 2018, the Company recorded an allowance for doubtful accounts of $0 and $42, respectively. As of December 31, 2019 and 2018, the amount of unbilled receivables included in deferred revenue was $2,282 and $578, respectively. As of December 31, 2019 and 2018,

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

respectively, $37,422 and $3,237 of accounts and unbilled receivables were from a customer with which we have pending litigation. See Note 17 - Commitments and Contingencies for additional information.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $76,643, $70,532 and $50,313 for the years ended December 31, 2019, 2018 and 2017, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs monthly physical inventory measurements to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. For the years ended December 31, 2019 and 2018, respectively, the Company had no write-down of inventory as a result of any lower of cost or market assessment.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.
Deferred Financing Charges
Direct costs incurred in connection with the Company's debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing charges of $861, $546, and $455 are included in interest expense as of December 31, 2019, 2018 and 2017, respectively. Costs related to the Oakdale Equipment Financing are presented net of the related debt and costs related to the ABL Credit Facility are presented in other assets on the balance sheet.
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
Acquired finite-lived intangible assets are amortized on a straight-line basis over the following periods:

Estimated Useful Life (Years)
Developed technology	13
Customer relationships	1
In 2019, the Company recorded impairment losses of $15,542 of which $7,628 related to finite-lived developed technology intangible assets in intangible assets, net on the balance sheet and $7,914 related to its Hixton, Wisconsin property in property. plant and equipment, net on the balance sheet. The impairment of the finite-lived intangible assets is from developed technology allocated to the Quickload acquired in connection with the acquisition of Quickthree in 2018. The

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Company is developing and testing a new transload technology and no longer plans to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload were fully impaired during the third quarter of 2019. In the fourth quarter of 2019, the Company determined that the carrying amount of the Hixton, Wisconsin property may not be fully recoverable as the Company has no immediate plans to further develop the site. The Company determined the fair value of the Hixton, Wisconsin property based on market prices for similar properties sold in the area and recorded an impairment loss for the amount which the carrying value exceeded the fair value.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company conducts its evaluation of goodwill and other indefinite-lived intangible assets at the reporting unit level on an annual basis as of December 31 and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Prior to performing an impairment test, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that an impairment is more likely than not, the Company performs a quantitative comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its fair value. See Note 6 - Intangible Assets, net for additional information.
In 2018 the Company fully impaired its goodwill and other indefinite-lived intangible assets. During the second half of 2018, the Company saw a decline in demand for frac sand, consistent with the industry as a whole, which resulted in a decline in the Company’s stock price near the measurement date. The decline in the Company’s stock price near the measurement date and the relationship between the resulting market capitalization and the equity recorded on the Company’s balance sheet resulted in a full impairment of goodwill and other indefinite-lived intangible assets in 2018.
Leases
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
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. See Note 17 — Commitments and Contingencies for additional disclosures regarding these obligations.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Lessor
The Company manufactures SmartSystems and offers the equipment for lease. The Company negotiates the terms of its leases on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees, restrictions or covenants in its lease contracts and have, therefore, not been included in its accounting for the leases. All of our SmartSystems are leased under operating leases.
Fair Value Measurements
The Company has categorized its assets and liabilities that are measured at fair value on a recurring and non-recurring basis into a three-level fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:
•Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.
Contingent Consideration
The Company’s contingent consideration is measured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the Quickthree acquisition (Note 3). Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company used a probability-weighted average between 11 and 20 manufactured fleets over the remaining earnout period as the basis of its fair value determination. The actual contingent consideration could vary from the determined amount based on the actual number of silos and related equipment produced and the timing thereof.
The fair value of the Company’s financial instruments carried at fair value were as follows:

	December 31, 2019	Level 1	Level 2	Level 3
Contingent consideration	$1,900	$—	$—	$1,900
Total liabilities	$1,900	$—	$—	$1,900
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2019:

Balance as of December 31, 2018	$7,167
Payment of contingent consideration	(1,995)
Fair value adjustment	(3,272)
Balance as of December 31, 2019	$1,900
Asset Retirement Obligation
The Company estimates the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements and recognizes reclamation obligations when disturbance occurs and records them as liabilities at estimated fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life or the estimated number of years of extraction. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

or amount of the reclamation costs. Changes in estimates at inactive mines or mining areas are reflected in earnings in the period an estimate is revised. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively.
At December 31, 2019, the Company updated its reclamation plan for certain of the Company’s asset retirement obligations which resulted in a reduction to the asset retirement obligation by $9,828. There was no effect on the income statement in the current period for this change in estimate but there will be a reduction to the amount of depreciation and accretion expense recorded in future periods as a result of this change in estimate.
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
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2019 and 2018, there were no material probable environmental matters.
Segment Information
Reportable operating segments are identified as components of an enterprise about which separate discrete financial information is available and utilized by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company’s operations and manage its business as one reportable operating segment.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2019, 2018, 2017 was 764, 854 and 251, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares outstanding	40,135	40,427	40,208
Assumed conversion of restricted stock	202	22	96
Diluted weighted average common stock outstanding	40,337	40,449	40,304
Reclassification
Certain financial statement items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Recent Accounting Pronouncements
Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements for fair value measurements by removing the disclosure of the valuation process for Level 3 fair value measurements, among other disclosure modifications. The guidance is effective for the financial statements periods beginning after December 15, 2019, although early adoption is permitted. The Company early adopted ASU 2018-13 on December 31, 2019 and fair value disclosures in these financial statements have been updated accordingly. The changes in disclosures are immaterial.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and related amendments, which replaced the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 and its related updates on January 1, 2019 using the optional transition practical expedients, which allow the Company to use the existing lease population, classification and determination of initial direct costs when calculating the lease liability and right-of-use asset balances. The Company also used the optional transition method, which allows the Company to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. There was no adjustment made to the opening balance of retained earnings. The Company has implemented new accounting policies and software to facilitate the recording and reporting of lease transactions and balances. The Company recorded initial operating right-of-use assets of $35,939 and related lease liabilities of $36,484 on its consolidated balance sheet on January 1, 2019. New disclosures are included in Note 9 to these financial statements.
Not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset and a related expense will be recognized in selling, general and administrative expenses on the income statement, similar to bad debt expense under

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

existing GAAP. There is much latitude given to entities in determining the methodology for calculating the CECL. The guidance is effective for the Company for financial statement periods beginning after December 15, 2020, although early adoption is permitted. While the Company is still in the process of evaluating the effects of ASU 2016-13 and its related updates on its consolidated financial statements, it believes the primary effect will be an allowance recorded against its accounts and unbilled receivables on its balance sheet and related expense on its income statement upon adoption. The Company cannot determine the financial impact on its consolidated financial statements upon adoption as its accounts and unbilled receivables balances are affected by ongoing transactions with customers.

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
The purchase price allocation was considered complete as of December 31, 2018. Total acquisition costs for the Quickthree acquisition incurred during the years ended December 31, 2019 and 2018 were $0 and $1,159, respectively, which are included in selling, general and administrative expense on the Company’s consolidated income statements. The goodwill and trade name were fully impaired as of December 31, 2018 and $8,500 of gross intangible assets related to developed technology were impaired in the year ended December 31, 2019. See Note 6 — Intangible Assets, net for additional information.
The Company determined the fair value of the contingent consideration to be $9,200 at the June 1, 2018 acquisition date and recorded it as a liability in the Company’s consolidated balance sheets. Each reporting period, the Company reassesses its inputs including market comparable information and management assessments regarding potential future scenarios, then discounts the liabilities to present value and records adjustments to the fair value of the contingent consideration. The Company will continue to reassess earn-out calculations related to the contingent consideration through June 30, 2021.

NOTE 4 — Inventories
Inventories consisted of the following:

	December 31,
	2019	2018
Raw material	$527	$1,201
Work in progress	14,173	10,070
Finished goods	4,097	4,648
Spare parts	2,618	1,356
Total sand inventory	$21,415	$17,275

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

SmartSystems inventory represents work in progress inventory related to existing arrangements at the time the Company acquired Quickthree and consisted of the following:

	December 31,
	2019	2018
Work in progress	$—	$1,300
Total SmartSystems inventory	$—	$1,300

Total inventory	$21,415	$18,575

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2019	2018
Machinery, equipment and tooling	$19,683	$14,858
SmartSystems	15,811	5,286
Vehicles	2,419	1,955
Furniture and fixtures	1,228	1,140
Plant and building	170,283	158,882
Real estate properties	4,946	4,601
Railroad and sidings	27,701	27,347
Land and land improvements	21,320	27,167
Asset retirement obligation	11,480	16,469
Mineral properties	7,442	10,075
Deferred mining costs	2,004	1,806
Construction in progress	9,208	21,619
	293,525	291,205
Less: accumulated depreciation and depletion	63,064	42,809
Total property, plant and equipment, net	$230,461	$248,396
Depreciation expense was $25,689, $17,117 and $7,267 for the years ended December 31, 2019, 2018 and 2017, respectively. Depletion expense was $49, $47 and $33 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2019, 2018 and 2017.

NOTE 6 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2019.

	Balance at December 31, 2018	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2019
Developed technology	$17,956	$—	$8,500	$410	$9,046
Customer relationships	112	—	—	112	—
	$18,068	$—	$8,500	$522	$9,046

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2018.

	Balance at December 31, 2017	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2018
Developed technology	$—	$18,800	$—	$844	$17,956
Customer relationships	—	270	—	158	112
Trade name	—	900	900	—	—
	$—	$19,970	$900	$1,002	$18,068
The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(1,254)	$18,800	$(844)
Customer relationships	270	(270)	270	(158)
	$10,570	$(1,524)	$19,070	$(1,002)
The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 11.4 years. Amortization expense related to the purchased intangible assets was $1,398 and $1,002 for the year ended December 31, 2019 and 2018, respectively. There were no intangible assets or related amortization expense as of or for the year ended December 31, 2017. The Company recorded an impairment charge of $7,628 related to specific developed technology allocated to the Quickload during the third quarter of 2019. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company is developing and testing a new transload technology and no longer plans to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload has been impaired.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2019.

Year ending December 31,
2020	$792
2021	792
2022	792
2023	792
2024	792
Thereafter	5,086
Total	$9,046
The Company conducted a review of its indefinite-lived intangible assets as of December 31, 2018 and determined the carrying value exceeded its fair value, which resulted in a full impairment of indefinite-lived intangible assets in 2018.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2019	2018
Employee related expenses	$2,233	$1,894
Accrued construction related expenses	188	948
Accrued equipment	429	—
Accrued professional fees	750	465
Accrued royalties	2,419	1,780
Accrued freight and delivery charges	882	2,556
Accrued real estate tax	806	—
Accrued utilities	10	327
Sales tax liability	424	65
Deferred rent	—	712
Other accrued liabilities	437	(355)
Total accrued liabilities	$8,578	$8,392

NOTE 8 — Debt
Long-term debt, net, current consists of the following:

	December 31,
	2019	2018
Oakdale Equipment Financing	$3,431	$—
Finance leases	116	90
Notes payable	2,628	739
Long-term debt, net, current	$6,175	$829
Long-term debt, net consists of the following:

	December 31,
	2019	2018
ABL Credit Facility	$2,500	$—
Oakdale Equipment Financing, net	18,074	—
Former Credit Facility, net	—	44,255
Finance leases	474	547
Notes payable	7,192	3,091
Long-term debt, net	$28,240	$47,893

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of December 31, 2019 was $17,500 and is based on the Company's eligible accounts receivable and inventory, as described in the ABL Credit Agreement. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. Substantially all of the U.S. assets of the Company are pledged as collateral under the ABL Credit Facility. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2019, the Company was in compliance with all covenants. As of December 31, 2019, the weighted average interest rate on the borrowings outstanding was 5.75%.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. The Oakdale Equipment Financing is legally comprised of an MLA and five lease schedules. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting or financial reporting purposes and not a lease. Substantially all of the Company's mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. The Company used the net proceeds to repay in full and terminate the Former Credit Facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing matures on December 13, 2024. The Company has the right to prepay the financing and reacquire the underlying equipment on a lease schedule-by-lease schedule basis during the period commencing on the seventh month of the term and continuing until the 54th month of the term at a percentage of the purchase price of the relevant equipment, and at the end of the term at the fair market value of the equipment. The Oakdale Equipment Financing contains affirmative and restrictive covenants customary for transactions of this type. As of December 31, 2019, the Company was in compliance with all covenants.
Former Credit Facility
On December 8, 2016, the Company entered into a $45,000 three-year senior secured revolving credit facility under a revolving credit agreement with Jefferies Finance LLC as administrative and collateral agent. On April 8, 2018, the Credit Facility was amended to increase the Company’s total borrowing capacity under the Credit Facility to $60,000. On July 13, 2018, the Credit Facility was amended to, among other things, (i) increase the limit on the Company’s ability to sell, transfer or dispose of assets, subject to certain considerations, from an aggregate amount of $25,000 to $55,000, (ii) increase the limit on the Company’s ability to incur capital lease obligations from an aggregate principal amount of $15,000 to $30,000 and (iii) exclude certain current and future earn-out obligations from the definition of indebtedness in the Credit Agreement. On February 22, 2019, we entered into an agreement with the existing lenders on the Credit Facility to, among other things, (i) extend the maturity date of the Credit Facility to June 30, 2020 and (ii) reduce the total capacity to $50,000 by December 31, 2019. The Former Credit Facility was paid in full and terminated with proceeds from the Oakdale Equipment Financing.
Notes Payable
The Company entered into various financing arrangements to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, the Company signs a note payable and title to the equipment passes to the financial institutions as collateral. The notes bear interest at rates between 6.48% and 7.49%.
Finance Leases
See Note 9 - Leases for additional information about the Company's finance leases.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Future minimum payments as of December 31, 2019 are as follows:

Year Ended December 31,	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
2020	$—	$4,638	$3,170	$151	$7,959
2021	—	4,639	3,155	151	7,945
2022	—	4,638	2,917	136	7,691
2023	—	4,639	1,649	245	6,533
2024	2,500	7,701	88	—	10,289
Total minimum payments	2,500	26,255	10,979	683	40,417
Amount representing interest	—	(3,851)	(1,159)	(93)	(5,103)
Amount representing unamortized lender fees	—	(899)	—	—	(899)
Present value of payments				590
Less: current portion	—	(3,431)	(2,628)	(116)	(6,175)
Total long-term debt, net	$2,500	$18,074	$7,192	$474	$28,240

NOTE 9 — Leases
Disclosures subsequent to the adoption of ASC 842
Lessee
At December 31, 2019, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	December 31, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$28,178
Financing	Property, plant and equipment, net	505
Total right-of use assets		$28,683

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$28,577
Financing	Long-term debt, current and long-term portions	590
Total lease liabilities		$29,167

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating lease costs are recorded in a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the year ended December 31, 2019 is as follows:

December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$134
Interest on lease liabilities	43
Operating lease cost	16,640
Short-term lease cost	470
Total lease cost	$17,287

Other information related to the Company’s leasing activity for year ended December 31, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$43
Operating cash flows used for operating leases	$16,714
Financing cash flows used for finance leases	$104

Right-of-use assets obtained in exchange for new finance lease liabilities	$55
Right of use assets upon adoption	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,251

Weighted average remaining lease term - finance leases	3.6 years
Weighted average discount rate - finance leases	6.55%
Weighted average remaining lease term - operating leases	2.6 years
Weighted average discount rate - operating leases	5.50%

Maturities of the Company’s lease liabilities as of December 31, 2019 are as follows:

Year	Operating Leases	Finance Leases	Total
2020	$14,292	$151	$14,443
2021	10,005	151	10,156
2022	4,034	136	4,170
2023	1,394	245	1,639
2024	888	—	888
Total cash lease payments	30,613	683	31,296
Less: amounts representing interest	(2,036)	(93)	(2,129)
Total lease liabilities	$28,577	$590	$29,167

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Disclosures prior to the adoption of ASC 842
Capital Leases
The Company entered into various lease arrangements to lease equipment. Equipment cost of $657 was capitalized and included in the Company’s property, plant and equipment as of December 31, 2018. Depreciation expense under leased assets for the years ended December 31, 2018 and 2017 was $155 and $255, respectively.
        Operating Leases
Expense related to operating leases and rental agreements for the years ended December 31, 2018 and 2017 was $10,239 and $7,065, respectively. Lease expense related to railcars is included in cost of goods sold in the consolidated statements of operations.

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $6,142 as of December 31, 2019. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2017	$8,982
Additions and revisions of prior estimates	7,546
Accretion expenses	(26)
Settlement of liability	(3,180)
Balance at December 31, 2018	$13,322
Additions and revisions of prior estimates	(5,114)
Accretion expenses	687
Settlement of liability	(2,753)
Balance at December 31, 2019	$6,142

NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2019		2018		2017
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$109,621	47%	$143,533	67%	$80,200	59%
Shortfall revenue	49,259	21%	6,032	3%	1,244	1%
Logistics revenue	74,193	32%	62,905	30%	55,768	40%
Total revenues	$233,073	100%	$212,470	100%	$137,212	100%
Total current and long-term deferred revenue balances at December 31, 2019 and 2018 were $9,324 and $4,095, respectively. The Company expects to recognize the current portion of deferred revenue in 2020 and expects to recognize the long-term portion through 2023. In 2019, the Company recognized $1,017 of the 2018 deferred revenue balance, recharacterized $2,500 due to an amended contract and $578 remains in the current portion of deferred revenue at December 31, 2019.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 — Stock-Based Compensation
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
During 2019, 2018 and 2017, 1,884, 746 and 352 shares of restricted stock were issued under the Plans, respectively. The grant date fair value of all the restricted stock per share was $2.44 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The significant assumptions used in the Monte Carlo simulation are presented in the following table.

	Years ended December 31,
	2019	2018
Expected volatility	71.05%	67.13%
Expected life (years)	2.0	2.7
Risk-free interest rate	1.63%	2.55%
The total number of shares and their respective fair values that vested during the years ended December 31, 2019, 2018 and 2017 were 261 at $844, 177 at $1,047 and 90 at $731, respectively. For awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method) - Level 2 inputs, and (ii) discounted cash flows of the Company - Level 3 inputs.
The Company recognized $2,909, $2,938 and $1,973 of compensation expense for the restricted stock during 2019, 2018 and 2017, respectively, in cost of goods sold and operating expenses on the consolidated income statements. There is no impact to the cash flows of the Company related to stock-based compensation expense. At December 31, 2019, the Company had unrecognized compensation expense of $7,598 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2020	$3,849
2021	2,349
2022	885
2023	515
$7,598

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table summarizes restricted stock activity under the Plans from January 1, 2018 through December 31, 2019:

	Number of Shares	Weighted Average
Unvested, January 1, 2018	534	$11.27
Granted	746	$6.61
Vested	(177)	$12.15
Forfeiture	(76)	$11.56
Unvested, December 31, 2018	1,027	$9.83
Granted	1,884	$2.58
Vested	(261)	$8.76
Forfeiture	(32)	$5.85
Unvested December 31, 2019	2,618	$6.91
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

NOTE 13 — Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$913	$230	$(965)
State and local	550	161	(39)
Foreign	223	72	—
Total current expense (benefit)	1,686	463	(1,004)
Deferred
Federal	5,746	4,611	(2,221)
State and local	377	48	416
Foreign	—	—	—
Total deferred income tax expense (benefit)	6,123	4,659	(1,805)
Total income tax expense (benefit)	$7,809	$5,122	$(2,809)

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the years ended December 31, 2019 and 2018 and 35.0% for the year ended December 31, 2017. The reconciliations from the applicable statutory income tax rates to income tax (benefit) expense are as follows:

	Year Ended December 31,
	2019	2018	2017
At statutory rate	$8,281	$5,000	$6,551
Non-deductible interest expense	—	—	—
State taxes, net of U.S. federal benefit	926	209	377
Foreign taxes	223	72	—
Federal tax deductions	(1,248)	238	(73)
Change in applicable tax rate	—	144	(8,468)
Provision to return permanent difference	7	(129)	(767)
Refund claims	(29)	(120)	(201)
Fuel tax credit	(176)	(243)	(166)
Foreign tax credit	(175)	(49)	—
Other	—	—	(62)
Total income tax expense (benefit)	$7,809	$5,122	$(2,809)
Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Reserves and accruals	$463	$918
Prepaid expenses and other	958	1,086
Federal net operating losses	—	7,391
State net operating losses	—	106
Operating lease liabilities	6,385	—
Total deferred tax assets	7,806	9,501
Deferred tax liabilities:
Depreciation and amortization	(25,531)	(27,399)
Operating lease right-of-use assets	(6,296)	—
Total deferred tax liabilities	(31,827)	(27,399)
Deferred tax liabilities, long-term, net	$(24,021)	$(17,898)
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At December 31, 2019 and 2018, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of December 31, 2019 and 2018, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of December 31, 2019 and 2018 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of December 31, 2019 or 2018. The Company is open to examination by taxing authorities beginning with the 2014 tax year.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching contributions on the first 3% of employee contributions and 50% matching contributions on the next 2% of employee contributions. Employees are immediately vested in both their contributions and the Company’s matching contributions. In accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2019, 2018 and 2017. During the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions of $488, $425 and $336, respectively to its U.S. Defined Contribution Plan.
Canada Group Savings Plan and Deferred Profit Sharing Plan
The Company is the sponsor of a defined contribution plan that covers substantially all Canada employees that have been employed for at least 90 days. The plan allows participants to make contributions to the Group Savings Plan and after six months of employment the Company provides 100% matching contributions on between 3% - 5% of the employee’s salary, depending on their length of service to the Deferred Profit Sharing Plan. Employees are immediately vested in their contributions to the Group Savings Plan and vest in the Company’s contributions to the Deferred Profit Sharing Plan after two years of service. All accounts opened prior to May 31, 2018 are fully vested. During the year ended December 31, 2019 and subsequent to the acquisition of Quickthree in 2018, the Company made matching contributions of $59 and $25, respectively, to its Deferred Profit Sharing Plan.

NOTE 15 — Concentrations
As of December 31, 2019, two customers accounted for 81% of the Company’s total accounts receivable. As of December 31, 2018, four customers accounted for 89% of the Company’s total accounts receivable.
During the years ended December 31, 2019, 2018 and 2017, 73%, 66% and 72% of our revenues were earned from four customers, respectively.
As of December 31, 2019, one vendor accounted for 26% of the Company’s accounts payable. As of December 31, 2018, one vendor accounted for 16% of the Company’s accounts payable.
During the years ended December 31, 2019, 2018 and 2017, two suppliers accounted for 44%, 40% and 59% of the Company’s cost of goods sold, respectively.
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

NOTE 16 — Common Stock
On February 1, 2017, the Company completed the public offering and sale of 1,500 shares of common stock at a price of $17.50 per share, generating net proceeds to the Company of approximately $24,200 after underwriting discounts and expenses. The Company used the proceeds from this offering for capital projects and general corporate services. The offering closed on February 7, 2017.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2019 are as follows:

2020	$2,275
2021	2,275
2022	2,275
2023	2,275
2024	2,275
Thereafter	29,575
Total future minimum annual commitments under operating lease obligations	$40,950
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
U.S. Well Services, LLC
On January 14, 2019, Smart Sand, Inc. (plaintiff) filed suit against U.S. Well Services, LLC (defendant) in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]). In the suit, plaintiff alleges that defendant is in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement and is seeking unspecified monetary damages and other appropriate relief. Plaintiff is also seeking a declaratory judgment that the relevant agreements are continuing in full force and effect despite defendant’s purported notice of termination to the contrary. Defendant has filed an Answer, Affirmative Defenses and Amended Counterclaim seeking unspecified monetary damages and declaratory relief. The case is currently in the discovery phase. The Company intends to continue to both vigorously prosecute its claims and defend against U.S. Well’s counterclaims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.
The Company recorded revenue of $34,271 for the year ended December 31, 2019, related to U.S. Well. As of December 31, 2019 and 2018, $37,422 and $3,237 of accounts and unbilled receivables is attributable to U.S. Well. Amounts recorded as accounts and unbilled receivables in the financial statements do not represent the full amounts sought in this lawsuit.
Schlumberger Technology Corporation
On January 3, 2019, Smart Sand, Inc. (plaintiff) filed suit against Schlumberger Technology Corporation (defendant) (“STC”) in the District Court of Harris County, Texas (Case No. 2019-00557). In the suit, plaintiff alleged that defendant was in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and was seeking unspecified monetary damages and other appropriate relief. Defendant filed an Answer, Affirmative Defenses and Counterclaim seeking unspecified monetary damages and declaratory relief. On September 10, 2019, the Company and defendant entered into an agreement to settle such lawsuit and the case has been dismissed with prejudice. The settlement included an upfront cash payment, a new take-or-pay contract for up to four years, and existing amounts recorded as accounts and unbilled receivables and deferred revenue were removed from the Company’s consolidated balance sheet.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Bonds
The Company entered into performance bonds with Jackson County, Wisconsin and Monroe County, Wisconsin for $4,400 and $900, respectively. The Company provided these performance bonds to assure performance under the reclamation plan filed with each respective county. The Company entered into permit bonds amounting to $1,350 with certain towns and counties in which it operates to use designated town and county roadways. The Company provided these permit bonds to assure maintenance and restoration of the roadways. The Company has an outstanding 1230 bond to assure performance under its agreement with a pipeline common carrier.

NOTE 18 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$2,833	$1,660	$251
Cash paid for taxes	$207	$666	$7,664
Non-cash investing activities:
Contingent consideration	$—	$9,200	$—
Asset retirement obligation	$(5,114)	$7,546	$7,084
Non-cash financing activities:
Equipment purchased with debt	$—	$4,733	$—
Leasehold improvements funded by landlord	$—	$—	$787
Write-off of remaining balance of returned equipment under capital lease	$—	$398	$—
Capitalized expenditures in accounts payable and accrued expenses	$899	$3,014	$17,477

NOTE 19 — Quarterly Financial Data (Unaudited)
The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2019 and 2018. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

2019:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$51,775	$67,941	$65,690	$47,667
Cost of goods sold	40,605	43,068	38,555	29,793
Operating expenses	5,219	5,668	12,687	13,995
Net income	4,033	14,276	10,926	2,388
Earnings per share, basic	0.10	0.36	0.27	0.06
Earnings per share, diluted	0.10	0.36	0.27	0.05

2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$42,628	$54,448	$63,146	$52,248
Cost of goods sold	35,413	34,678	40,595	34,217
Operating expenses	5,862	6,861	5,145	23,820
Net income	975	10,021	12,125	(4,433)
Earnings per share, basic	0.02	0.25	0.30	(0.11)
Earnings per share, diluted	0.02	0.25	0.30	(0.11)

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
As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2020” in the 2020 Proxy Statement and is incorporated herein by reference.

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

4.3*	Description of the Company's Capital Stock
10.1†	Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.2†
Form of Time-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2017

10.3†
Form of Performance-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.4†
Form of Time and Performance-Based Vesting Restricted Stock Award Agreement under Smart Sand, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2017)

10.5†
Smart Sand, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016)

10.6†
Amendment No. 1 to Smart Sand, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016)

10.7†
Form of Restricted Stock Award Agreement under Smart Sand, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2016)

10.8	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.9
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.10*	Master Lease Agreement, dated December 13, 2019, among Smart Sand, Inc., Smart Sand Oakdale, LLC and Nexseer Capital
10.11*
ABL Credit Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, Jefferies Finance LLC, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto

10.12*	Guarantee and Collateral Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto and Jefferies Finance LLC, as agent
10.13‡
Amended and Restated Master Product Purchase Agreement dated as of November 6, 2015 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.14‡
First Amendment to Amended and Restated Master Product Purchase Agreement dated as of May 1, 2016 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.15‡
Railcar Usage Agreement dated as of September 15, 2014 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.16‡
First Amendment to Railcar Usage Agreement dated as of November 6, 2015 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.17‡
Master Product Purchase Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.18‡
Railcar Usage Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.19†
First Amendment to the Master Product Purchase Agreement and First Amendment to Railcar Usage Agreement, dated June 21, 2019, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019)

10.20‡
Master Product Purchase Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017)

10.21‡
Railcar Usage Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017)

10.22‡
First Amendment to Master Product Purchase Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017)

10.23‡
First Amendment to Railcar Usage Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017)

10.24‡
Letter Agreement to Master Product Purchase Agreement, dated effective as of November 26, 2018, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.25‡
Letter Agreement to Master Product Purchase Agreement, dated effective as of January 22, 2019, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.26*‡	Letter Agreement to Master Product Purchase Agreement, dated effective as of December 31, 2019, between Liberty Oilfield Services, LLC and Smart Sand, Inc.
10.27‡
Master Product Purchase Agreement, dated effective January 1, 2018, between WPX Energy Product LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.34 to Smart Sand Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.28‡
Master Product Purchase Agreement, dated as of February 13, 2018, between Hess Corporation and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

10.29‡
Amendment No. 1 to Master Product Purchase Agreement, dated effective as of October 12, 2018, between Hess Corporation and Smart Sand, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.30‡
Second Amended and Restated Master Product Purchase Agreement, dated September 10, 2019, by and between Smart Sand, Inc. and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on September 13, 2019)

21.1*	List of subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent ReConsent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Mine Safety Disclosure Exhibit
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: February 26, 2020
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

/s/ Sharon Spurlin
Sharon Spurlin
Director