Form 10-Q
period 2020-03-31
Smart Sand, Inc.
filed 2020-05-06
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Number of shares of common stock outstanding, par value $0.001 per share, as of April 29, 2020: 42,078,576

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“ABL Credit Facility”, “ABL Credit Agreement”, “ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “ABL Credit Facility”) pursuant to: (i) an ABL Credit Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC (the “ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent (the “Security Agreement”).

“Oakdale Equipment Financing”, “MLA”	The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA is structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement (and not a lease) for accounting or financial reporting purposes.

“Former Credit Agreement”, “Former Credit Facility”	The $45 million 3-year senior secured revolving credit facility (the “Former Credit Facility”) under a revolving credit agreement, dated December 8, 2016, with Jefferies Finance LLC, as administrative and collateral agent (as amended, the “Former Credit Agreement”). The Former Credit Facility was paid in full and terminated with proceeds from the Oakdale Equipment Financing.

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FCA”, “DAT”, “DAP”	Free Carrier, Delivered at Terminal, Delivered at Place, respectively, Incoterms 2010.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$11,523	$2,639
Accounts receivable, net	57,830	58,925
Unbilled receivables	229	4,765
Inventories	17,773	21,415
Prepaid expenses and other current assets	5,432	2,633
Total current assets	92,787	90,377
Property, plant and equipment, net	229,208	230,461
Operating lease right-of-use assets	25,100	28,178
Intangible assets, net	8,847	9,046
Other assets	3,509	3,541
Total assets	$359,451	$361,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,676	$3,961
Accrued and other expenses	6,452	8,578
Deferred revenue, current	6,386	7,654
Income taxes payable	430	542
Long-term debt, net, current	6,441	6,175
Operating lease liabilities, current	12,731	13,108
Total current liabilities	39,116	40,018
Deferred revenue, net	363	1,670
Long-term debt, net	31,228	28,240
Operating lease liabilities, long-term	12,676	15,469
Deferred tax liabilities, long-term, net	25,284	24,021
Asset retirement obligation	6,217	6,142
Contingent consideration	600	1,900
Total liabilities	115,484	117,460
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 41,136,841 issued and 39,607,116 outstanding at March 31, 2020; 40,975,408 issued and 40,234,451 outstanding at December 31, 2019	40	40
Treasury stock, at cost, 1,529,75 and 740,957 shares at March 31, 2020 and December 31, 2019, respectively	(3,993)	(2,979)
Additional paid-in capital	166,308	165,223
Retained earnings	81,816	81,900
Accumulated other comprehensive loss	(204)	(41)
Total stockholders’ equity	243,967	244,143
Total liabilities and stockholders’ equity	$359,451	$361,603

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues	$47,488	$51,775
Cost of goods sold	41,089	40,605
Gross profit	6,399	11,170
Operating expenses:
Salaries, benefits and payroll taxes	2,902	2,710
Depreciation and amortization	453	676
Selling, general and administrative	3,530	2,800
Change in the estimated fair value of contingent consideration	(1,020)	(967)
Total operating expenses	5,865	5,219
Operating income	534	5,951
Other income (expenses):
Interest expense, net	(472)	(981)
Other income	19	37
Total other income (expenses), net	(453)	(944)
Income before income tax expense	81	5,007
Income tax expense	165	974
Net (loss) income	$(84)	$4,033
Net (loss) income per common share:
Basic	$—	$0.10
Diluted	$—	$0.10
Weighted-average number of common shares:
Basic	40,091	39,997
Diluted	40,091	39,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net (loss) income	$(84)	$4,033
Other comprehensive (loss) income:
Foreign currency translation adjustment	(163)	145
Comprehensive (loss) income	$(247)	$4,178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three months ended March 31, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$81,900	$(41)	$244,143
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	(163)
Vesting of restricted stock	139,947	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,025	—	—	1,025
Employee stock purchase plan compensation	—	—	—	—	14	—	—	14
Employee stock purchase plan issuance	21,486	—	—	—	46	—	—	46
Restricted stock buy back	(10,468)	—	10,468	(14)	—	—	—	(14)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net loss	—	—	—	—	—	(84)	—	(84)
Balance at March 31, 2020	39,607,116	40	1,529,725	(3,993)	166,308	81,816	(204)	243,967

Three months ended March 31, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$50,277	$(313)	$209,360
Foreign currency translation adjustment	—	—	—	—	—	—	145	145
Vesting of restricted stock	30,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	—	790
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	20,954	—	—	—	40	—	—	40
Restricted stock buy back	(5,714)	—	5,714	(23)	—	—	—	(23)
Net income	—	—	—	—	—	4,033	—	4,033
Balance at March 31, 2019	40,020,447	40	704,749	(2,862)	163,034	54,310	(168)	214,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities:
Net (loss) income	$(84)	$4,033
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	5,363	6,152
Amortization of intangible assets	199	430
Asset retirement obligation settlement	—	(1,235)
Gain on disposal of assets	—	(25)
Amortization of deferred financing cost	26	63
Accretion of debt discount	45	145
Deferred income taxes	1,264	318
Stock-based compensation, net	1,025	790
Employee stock purchase plan compensation	13	9
Change in contingent consideration fair value	(1,020)	(967)
Changes in assets and liabilities:
Accounts receivable	1,095	(12,445)
Unbilled receivables	4,536	(258)
Inventories	3,642	5,004
Prepaid expenses and other assets	(1,933)	1,129
Deferred revenue	(2,575)	909
Accounts payable	2,048	(2,501)
Accrued and other expenses	(1,471)	4,772
Income taxes payable	(112)	—
Net cash provided by operating activities	12,061	6,323
Investing activities:
Purchases of property, plant and equipment	(4,185)	(8,499)
Net cash used in investing activities	(4,185)	(8,499)
Financing activities:
Proceeds from the issuance of notes payable	—	2,021
Repayments of notes payable	(1,192)	(407)
Payments under equipment financing obligations	(32)	(22)
Payment of deferred financing and debt issuance costs	(20)	(830)
Proceeds from revolving credit facility	6,000	13,500
Repayment of revolving credit facility	(2,500)	(10,500)
Payment of contingent consideration	(280)	(700)
Proceeds from equity issuance	46	40
Purchase of treasury stock	(1,014)	(23)
Net cash provided by financing activities	1,008	3,079
Net increase in cash and cash equivalents	8,884	903
Cash and cash equivalents at beginning of year	2,639	1,466
Cash and cash equivalents at end of period	$11,523	$2,369
Supplemental disclosure of cash flow information
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$1,269	$2,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business & Market Update
Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company is a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant logistics and storage solutions. The Company is engaged in the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry and offers proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services.
The Company completed construction of the first phase of its frac sand mine and related processing facility in Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018 to the current annual processing capacity of approximately 5.5 million tons.
The Company provides complete logistics solutions through both its integrated Oakdale facility, with on-site rail infrastructure, with access to two Class I rail lines and its in-basin unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. These logistics solutions enable the Company to cost-effectively deliver products to its customers anywhere in the United States.
The Company provides proppant storage and management solutions through its SmartSystems products and services under which it offers various solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation. SmartSystems operate with proprietary the SmartSystem TrackerTM software program, which allows users to monitor silo-specific information, including location, proppant type, and proppant inventory. The Company is currently developing a new transload technology to complement its existing solutions.

Market Update
Generally, the price of frac sand correlates with the level of drilling and completions activity for oil and natural gas in the United States and Canada. In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued depression of frac sand prices. The willingness of exploration and production companies to engage in drilling and completing new wells is determined by a number of factors, the most important of which are the prevailing and projected prices of oil and natural gas, the cost to drill, complete and operate a well, the availability and cost of capital and environmental and government regulations, as well as their ability to acquire the sand at the wellsite.
Recently, oil prices have declined to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. In April 2020 Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil, however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be volatile as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and the Company cannot predict when prices will improve or stabilize.
In response, the Company has reduced its total capital expenditure budget, primarily a reduction to SmartSystems manufacturing plans. The Company has also put in place several cost-cutting measures, including headcount reductions at its Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension of its variable cash compensation programs for all employees. The Company drew $6,000 on its ABL Credit Facility to provide additional immediate liquidity should the need arise. The Company has put in place multiple initiatives to protect the health and well-being of its workforce and its customers, including work-from-home arrangements for all employees that are able to do so and implementing social distancing requirements as prescribed by the federal, state and local government authorities.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The ultimate disruption caused by these events is uncertain; however they may result in a material adverse impact on the Company’s financial position, results of operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, a decline in value of assets held by the Company, including accounts receivable, inventories, property, plant and equipment and intangible assets, and a decrease in liquidity due to lower cash flows from operations being generated, a reduction in the availability to borrow under the ABL Credit Facility and inability to access other sources of liquidity and capital, such as equipment financings or the capital markets.
The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that the events will not have a material adverse effect on its financial position or results of operations.

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2019 Form 10-K, filed with the SEC on February 26, 2020.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2019. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019.
Certain 2019 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets; impairment considerations of assets (including impairment of identified intangible assets and other long-lived assets); estimated cost of future asset retirement obligations; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The increased supply of oil and the decreased demand related to the COVID-19 coronavirus pandemic have caused a dramatic decline in oil prices and significant volatility in the oilfield services sector. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that the events will not have a material adverse effect on its financial position or results of operations.
Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Although the Company is currently evaluating the impact of the adoption of ASU 2019-12, it does not expect it to have a material impact on its consolidated financial statements.

NOTE 3 — Inventory
Inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw material	$587	$527
Work in progress	10,862	14,173
Finished goods	3,445	4,097
Spare parts	2,879	2,618
Total sand inventory	$17,773	$21,415

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2020	December 31, 2019
Machinery, equipment and tooling	$20,074	$19,683
SmartSystems	17,994	15,811
Vehicles	2,718	2,419
Furniture and fixtures	1,241	1,228
Plant and building	170,338	170,283
Real estate properties	4,946	4,946
Railroad and sidings	27,703	27,701
Land and land improvements	21,329	21,320
Asset retirement obligation	11,480	11,480
Mineral properties	7,442	7,442
Deferred mining costs	2,056	2,004
Construction in progress	10,388	9,208
	297,709	293,525
Less: accumulated depreciation and depletion	68,501	63,064
Total property, plant and equipment, net	$229,208	$230,461

Depreciation expense was $5,276 and $5,868 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2020	December 31, 2019
Employee related expenses	$844	$2,233
Accrued construction related expenses	15	188
Accrued equipment	176	429
Accrued professional fees	743	750
Accrued royalties	2,272	2,419
Accrued freight and delivery charges	823	882
Accrued real estate tax	291	806
Accrued utilities	365	10
Sales tax liability	684	424
Other accrued liabilities	239	437
Total accrued liabilities	$6,452	$8,578

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Oakdale Equipment Financing	$3,465	$3,431
Notes payable	2,860	2,628
Finance leases	116	116
Long-term debt, net, current	$6,441	$6,175

Long-term debt, net of current portion consists of the following:

	March 31, 2020	December 31, 2019
Oakdale Equipment Financing, net	$17,508	$18,074
ABL Credit Facility	6,000	2,500
Notes payable	7,278	7,192
Finance leases	442	474
Long-term debt, net	$31,228	$28,240

The follow summarizes the maturity of our debt:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance leases	Total
Remainder 2020	$2,442	$—	$2,128	$85	$4,655
2021	3,435	—	2,998	121	6,554
2022	3,650	—	2,938	116	6,704
2023	3,877	—	1,810	236	5,923
2024	7,569	6,000	264	—	13,833
Total	$20,973	$6,000	$10,138	$558	$37,669

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of March 31, 2020 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of March 31, 2020, $14,000 was undrawn. The weighted average interest rate on borrowings for the three months ended March 31, 2020 was 3.56%. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. The Company used the net proceeds to repay in full and terminate the Former Credit Facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing matures on December 13, 2024.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Notes Payable
The Company entered into various financing arrangements to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, the Company signs a note payable and title to the equipment passes to the financial institutions as collateral. The notes bear interest at rates between 4.17% and 7.49%.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$25,100	$28,178
Financing	Property, plant and equipment, net	469	505
Total right-of use assets		$25,569	$28,683

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$25,407	$28,577
Financing	Long-term debt, current and long-term portions	558	590
Total lease liabilities		$25,965	$29,167

Operating lease costs are recorded as a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$34	$30
Interest on lease liabilities	10	11
Operating lease cost	3,990	3,107
Short-term lease cost	170	14
Total lease cost	$4,204	$3,162

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$10	$10
Operating cash flows used for operating leases	$4,086	$3,015
Financing cash flows used for finance leases	$28	$22

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets recorded upon adoption	N/A	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$614	$2,042

Weighted average remaining lease term - finance leases	3.4 years	4.5 years
Weighted average discount rate - finance leases	6.60%	6.87%
Weighted average remaining lease term - operating leases	2.4 years	3.2 years
Weighted average discount rate - operating leases	5.51%	5.50%

Maturities of the Company’s lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2020	$10,437	$109	$10,546
2021	10,303	151	10,454
2022	4,089	136	4,225
2023	1,394	245	1,639
2024	888	—	888
Thereafter	—	—	—
Total cash lease payments	27,111	641	27,752
Less: amounts representing interest	(1,704)	(83)	(1,787)
Total lease liabilities	$25,407	$558	$25,965

NOTE 8 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $6,217 as of March 31, 2020. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2019	$6,142
Accretion expense	75
Balance at March 31, 2020	$6,217

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 9 — Contingent Consideration
The Company recorded contingent consideration of $9,200 at June 1, 2018, related to its acquisition of its SmartSystems business. Each reporting period, the Company reassesses its inputs, including market comparable information and management assessments regarding potential future scenarios, and then discounts the liabilities to present value. The Company recorded adjustments to the fair value of contingent consideration in the amount of $1,020 and $967 for the three months ended March 31, 2020 and 2019, respectively, on the condensed consolidated income statements. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
The Company’s contingent consideration is remeasured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the acquisition. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company used a probability-weighted average between 1 and 5 manufactured SmartDepot fleets over the remaining earnout period, as the basis of its fair value determination. The actual contingent consideration could vary from the determined amount based on the actual number of SmartDepot silos and related equipment produced and the timing thereof. The Company estimates the fair value of contingent liabilities using a Monte Carlo simulation-based, real option pricing methodology implementation of the Income Approach. This approach utilizes inputs including market comparable information and management assessments regarding potential future scenarios, and then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. The Company’s financial instruments remeasured and carried at fair value were as follows:

	March 31, 2020	Level 1	Level 2	Level 3
Contingent consideration	$600	$—	$—	$600
Total liabilities	$600	$—	$—	$600

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2020.

Balance as of December 31, 2019	$1,900
Payment of contingent consideration	(280)
Fair value adjustment	(1,020)
Balance as of March 31, 2020	$600

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2020		2019
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$30,008	63%	$25,647	50%
Shortfall revenue	1,307	3%	5,756	11%
Logistics revenue	16,173	34%	20,372	39%
Total revenues	$47,488	100%	$51,775	100%

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The Company recorded $9,324 of deferred revenue on the balance sheet on December 31, 2019, of which $2,599 has been recognized in the three months ended March 31, 2020. Of the remaining amount, the Company expects to recognize $5,214 in 2020 and $1,511 in 2021.

NOTE 11 — Earnings Per Share
Basic net (loss) income per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic diluted net loss per share of common stock for the three months ended March 31, 2020 . The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,477 and 978 for the three months ended March 31, 2020 and 2019, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net (loss) income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding	40,091	39,997
Assumed conversion of restricted stock	—	—
Diluted weighted average common stock outstanding	40,091	39,997

NOTE 12 — Stock-Based Compensation
Equity Incentive Plans
In May 2012, the board of directors approved the 2012 Equity Incentive Plan (“2012 Plan”), which provides for the issuance of equity awards of up to a maximum of 440 shares of the Company’s common stock to employees, non-employee members of the board of directors, and consultants of the Company. During 2014, the 2012 Plan was amended to provide for the issuance of equity awards of up to 880 shares of the Company’s common stock. The awards can be issued in the form of incentive stock options, non-qualified stock options or restricted stock, and have expiration dates of 5 or 10 years after issuance, depending on whether the recipient already holds above 10% of the voting power of all classes of the Company’s shares. The exercise price will be based on the fair market value of the share on the date of issuance; vesting periods will be determined by the board of directors upon issuance of the equity award. Subsequent to the Company’s initial public offering, no additional equity awards were made under the 2012 Plan.
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of equity awards of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the board of directors and consultants of the Company. Together the 2012 Plan and the 2016 Plan are referenced to as the “Plans”.
On April 3, 2020, the board of directors, upon recommendation of the compensation committee, adopted the Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (the “amended plan”), subject to approval by the Company’s stockholders. The amended plan increases the number of shares of common stock authorized for issuance by an additional 2,088 shares. If the stockholders approve the amended plan, the amended plan will become effective as of the date of stockholder approval. If the stockholders do not approve the amended plan, the 2016 Plan, as currently in effect, will remain in effect until it terminates in accordance with its terms.
During the three months ended March 31, 2020 and 2019, 0 and 10 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $19.00. The shares vest

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $1,025 and $790 of compensation expense for the restricted stock during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had unrecognized compensation expense of $6,573 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2020	$2,823
2021	2,349
2022	885
2023	515
2024	—
Total	$6,573

The following table summarizes restricted stock activity under the Plans from December 31, 2019 through March 31, 2020:

	Number of Shares	Weighted Average
Unvested, December 31, 2019	2,618	$6.91
Granted	—	$—
Vested	(140)	$14.80
Forfeited	(26)	$15.86
Unvested, March 31, 2020	2,452	$4.97

NOTE 13 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act which introduced and revised numerous provisions which include, but are not limited to, (a) a five-year carryback period for net operating losses arising in tax years beginning tax after December 31, 2017 and before January 1, 2021, (b) a technical correction to qualified improvement property for assets placed in service after 2017 through 2022 to allow for immediate depreciation to be claimed on these assets, and (c) temporary increases to the limitations on certain deductions such as interest expense and charitable contributions.

As a result of the CARES Act, during the quarter ended March 31, 2020, the Company recorded a discrete tax benefit of $821 related to the anticipated benefit received from the carryback of net operating losses to tax years with a 35% corporate tax rate. In addition, the Company remeasured certain deferred tax assets and liabilities based on the rates they are expected to reverse when carrying back the net operating losses.

For the three months ended March 31, 2020 and 2019, the effective tax rate was approximately 203.7% and 19.5%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three months ended March 31, 2020 and 2019, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At March 31, 2020 and December 31, 2019, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of March 31, 2020 and December 31, 2019, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of March 31, 2020 and December 31, 2019 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of March 31, 2020 or December 31, 2019. The Company is open to examination by taxing authorities beginning with the 2014 tax year.

NOTE 14 — Concentrations
As of March 31, 2020, one customer accounted for 69% of the Company’s total accounts receivable. As of December 31, 2019, two customers accounted for 81% of the Company’s total accounts receivable.
During the three months ended March 31, 2020, 79% of the Company’s revenues were earned from four customers. During the three months ended March 31, 2019, 65% of the Company’s revenues were earned from three customers.
As of March 31, 2020, one vendor accounted for 14% of the Company’s accounts payable.  As of December 31, 2019, one vendor accounted for 26% of the Company’s accounts payable.
During the three months ended March 31, 2020, two suppliers accounted for 64% of the Company’s cost of goods sold. During the three months ended March 31, 2019, three suppliers accounted for 65% of the Company’s cost of goods sold.
Currently, the Company’s inventory and operations are primarily located in Wisconsin. There is a risk of loss if there are significant public health, environmental, legal or economic changes to this geographic area. The Company primarily utilizes one third-party rail company to ship its products to customers from its plant. There is a risk of business loss if there are significant impacts to this third party’s operations.

NOTE 15 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at March 31, 2020 are as follows:

Remainder of 2020	$1,603
2021	2,275
2022	2,275
2023	2,275
2024	2,275
Thereafter	29,575
Total	$40,278

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
The Company recorded $2,378 and $2,378 of revenue for the three months ended March 31, 2020 and 2019, respectively, related to U.S. Well. As of March 31, 2020 and December 31, 2019, $39,800 and $37,422 of accounts and unbilled receivables, respectively, is attributable to U.S. Well. Amounts recorded as accounts and unbilled receivables do not represent the full amounts sought in this lawsuit.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2019. We use EBITDA, Adjusted EBITDA and contribution margin herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA and contribution margin, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in this Form 10-Q. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview
The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics and wellsite storage solutions through our SmartSystemsTM products. We currently market our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies, sell our sand under a combination of take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage and management solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos and the industry experience of our senior management team make us a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
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
We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. Since operations commenced in April 2018, we have been providing Northern White sand in-basin at this terminal to our contracted and spot sales customers.
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems products provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXLTM silo systems, wellsite transload capabilities, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem TrackerTM, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We are currently developing a new transload technology to complement our existing solutions which allows for more efficient unloading of sand at the wellsite, which we anticipate will be able available during the second quarter.

Market Trends
We generally expect the price of frac sand to correlate with the level of drilling and completions activity for oil and natural gas. In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued depression of frac sand prices. The willingness of exploration and production companies to engage in drilling and completing new wells is determined by a number of factors, the most important of which are the prevailing and projected prices of oil and natural gas, the cost to drill, complete and operate a well, the availability and cost of capital and environmental and government regulations, as well as their ability to acquire the sand at the wellsite. We generally expect the level of drilling to correlate with long-term trends in commodity prices. Similarly, oil and natural gas production levels nationally and regionally tend to correlate with drilling activity.
Recently, oil prices have declined to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. In April 2020, Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be volatile as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and the Company cannot predict when prices will improve or stabilize.
In response, we have reduced our total capital expenditure budget, primarily as a reduction to our SmartSystems manufacturing plans. We have also put in place several cost-cutting measures, including headcount reductions at our Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension our variable cash compensation programs for all employees. We drew $6.0 million on the ABL Credit Facility to provide additional immediate liquidity should the need arise. We have put in place multiple initiatives to protect the health and well-being of our workforce and our including work-from-home arrangements for all employees that are able to do so and implementing social distancing requirements as prescribed by the federal, state and local government authorities.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Revenues	$47,488	$51,775	$(4,287)	(8)%
Cost of goods sold	41,089	40,605	484	1%
Gross profit	6,399	11,170	(4,771)	(43)%
Operating expenses:
Salaries, benefits and payroll taxes	2,902	2,710	192	7%
Depreciation and amortization	453	676	(223)	(33)%
Selling, general and administrative	3,530	2,800	730	26%
Change in the estimated fair value of contingent consideration	(1,020)	(967)	(53)	5%
Total operating expenses	5,865	5,219	646	12%
Operating income	534	5,951	(5,417)	(91)%
Other income (expenses):
Interest expense, net	(472)	(981)	509	(52)%
Other income	19	37	(18)	(49)%
Total other expenses, net	(453)	(944)	491	(52)%
Income before income tax expense	81	5,007	(4,926)	(98)%
Income tax expense	165	974	(809)	(83)%
Net (loss) income	$(84)	$4,033	$(4,117)	(102)%

        Revenues
Revenues were $47.5 million for the three months ended March 31, 2020, during which time we sold approximately 757,000 tons of sand. Revenues for the three months ended March 31, 2019 were $51.8 million, during which time we sold approximately 648,000 tons of sand. The key factors contributing to the decrease in revenues for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 were as follows:
•We had $1.3 million of contractual shortfall revenue for the three months ended March 31, 2020 compared to $5.8 million shortfall revenue for the three months ended March 31, 2019. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $16.2 million for the three months ended March 31, 2020 compared to $20.4 million for the three months ended March 31, 2019. The decrease in logistics revenue was due to a continued shift from mine gate sales volumes to delivered in-basin sales volumes in the first quarter of 2020 compared to 2019 and additional SmartSystems being deployed.
•Sand sales revenue increased from $25.6 million for the three months ended March 31, 2019 to $30.0 million for the three months ended March 31, 2020 as a result of higher total volumes sold. The volumes sold during the first quarter of 2019 were negatively impacted by weather-related shipping delays in the Bakken and a slow-down in spot sales

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

due to a decline in the overall well completions activity in the first quarter 2020. The volumes sold during the first quarter of 2020 were strong and occurred primarily before the market downturn due to depressed oil prices driven by OPEC and oversupply and decreased demand due to the COVID-19 coronavirus pandemic.
        Cost of Goods Sold
Cost of goods sold was $41.1 million and $40.6 million for the three months ended March 31, 2020 and 2019, respectively. Cost of goods sold increased for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to higher overall sales volumes, partially offset by decreased production costs and lower depreciation, amortization and accretion.
        Gross Profit
Gross profit was $6.4 million and $11.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross profit for the three months ended March 31, 2020 was primarily due to higher shortfall revenue in the prior period, partially offset by higher total volumes sold in the current period.
        Operating Expenses
Operating expenses were $5.9 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. Salaries, benefits, and payroll taxes and depreciation and amortization were flat year over year. Selling, general and administrative expenses increased by $0.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to professional fees and development costs. Operating expenses for each of the three-month periods ended March 31, 2020 and 2019 include a $1.0 million reduction to the fair value of contingent consideration.
        Interest Expense
We incurred $0.5 million and $1.0 million of net interest expense for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expense for the three months ended March 31, 2020 was primarily due to lower average debt outstanding.
        Income Tax Expense
For the three months ended March 31, 2020 and 2019, our effective tax rate was approximately 203.7% and 19.5%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items.
        Net (Loss) Income
Net loss was $0.1 million and net income was $4.0 million for the three months ended March 31, 2020 and 2019, respectively. The net loss for the three months ended March 31, 2020 as compared to net income for the same period in the prior year was primarily due to decreased shortfall revenue.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and contribution margin are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA and gross profit is the GAAP measure most directly comparable to contribution margin. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or contribution margin in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and contribution margin may be defined differently by other companies in our industry,

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense; (iii) interest expense; and (iv) franchise taxes. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions; (iii) equity compensation; (iv) acquisition and development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out, contingent consideration obligations and other acquisition and development costs; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:
•the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•our ability to incur and service debt and fund capital expenditures; and
•our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods or capital structure;
We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net (loss) income	$(84)	$4,033
Depreciation, depletion and amortization	5,487	6,303
Income tax expense	165	974
Interest expense	480	981
Franchise taxes	56	85
EBITDA	$6,104	$12,376
Gain on sale of fixed assets	—	(25)
Equity compensation (1)	926	699
Acquisition and development costs (2)	(822)	(947)
Cash charges related to restructuring and retention of employees	82	41
Accretion of asset retirement obligations	75	279
Adjusted EBITDA	$6,365	$12,423
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)Includes $1,020 and $967 fair value adjustment of contingent consideration for the three months ended March 31, 2020 and 2019, respectively.
____________________

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Adjusted EBITDA was $6.4 million for the three months ended March 31, 2020 compared to $12.4 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was primarily due to higher shortfall revenue in the prior period, partially offset by higher total volumes of sand sales.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$47,488	$51,775
Cost of goods sold	41,089	40,605
Gross profit	6,399	11,170
Depreciation, depletion, and accretion of asset retirement obligations	5,109	5,906
Contribution margin	$11,508	$17,076
Contribution margin per ton	$15.20	$26.35
Total tons sold	757	648

Contribution margin was $11.5 million and $17.1 million, or $15.20 and $26.35 per ton sold, for the three months ended March 31, 2020 and 2019, respectively. The decrease in contribution margin and contribution margin per ton sold for the three months ended March 31, 2020 as compared to the corresponding period in the prior year was primarily due to decreased shortfall revenue.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow generated from operations and available borrowings under the ABL Credit Facility. As of March 31, 2020, cash on hand was $11.5 million and we had $14.0 million in undrawn availability on our ABL Credit Facility. With the decline in the price of frac sand and instability in the market, we have taken steps to mitigate near term liquidity issues, including a reduction to our budgeted capital expenditures, primarily as a reduction to our SmartSystems manufacturing plans. We have also put in place several cost cutting measures, including headcount reductions at our Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension of our variable cash compensation programs for all employees. We drew $6.0 million on the ABL Credit Facility to provide additional immediate liquidity should the need arise. Based on our balance sheet, cash flows, current market conditions and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.

Working Capital
The following table presents the components of our working capital as of March 31, 2020 compared to December 31, 2019.

	March 31, 2020	December 31, 2019
	(in thousands)
Total current assets	$92,787	$90,377
Total current liabilities	39,116	40,018
Working capital	$53,671	$50,359

Our working capital was $53.7 million at March 31, 2020 compared to $50.4 million at December 31, 2019.  The moderate increase in working capital was primarily due to increased cash partially offset by decreased accounts receivable and lower inventory. As of March 31, 2020 and December 31, 2019, $39.8 million and $37.4 million, respectively, of total accounts and unbilled receivables is attributable to a customer with which we have pending litigation.

Summary Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$12,061	$6,323
Net cash used in investing activities	$(4,185)	$(8,499)
Net cash provided by financing activities	$1,008	$3,079
        Net Cash Provided by Operating Activities
Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2020, which included net loss of $(0.1) million, non-cash expenses of $6.9 million, and $5.2 million in changes in operating assets and liabilities.
Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2019. Operating cash flows include net income of $4.0 million offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital.
        Net Cash Used in Investing Activities
Net cash used in investing activities was $4.2 million for the three months ended March 31, 2020, which was primarily for manufacturing of our SmartDepot silos.
Net cash used in investing activities was $8.5 million for the three months ended March 31, 2019, which was primarily for manufacturing of our SmartSystems.
        Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2020, which consisted primarily of $3.5 million of net borrowings on our ABL Credit Facility, partially offset by $0.3 million of payments of contingent consideration related to the manufacture of our SmartSystem equipment, $1.2 million of repayments on notes payable and $1.0 million of share repurchases.
Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2019, which consisted primarily of proceeds from borrowings of $13.5 million on the Former Credit Facility and $2.0 million in proceeds from notes

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
payable used to finance the manufacturing of our wellsite proppant storage solutions, partially offset by $10.5 million in payments on the Former Credit Facility, $0.8 million in payments for deferred financing costs and $0.7 million in payments of contingent consideration.

Indebtedness
The follow summarizes the maturity of our debt:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance leases	Total
	(in thousands)
Remainder 2020	$2,442	$—	$2,128	$85	$4,655
2021	3,435	—	2,998	121	6,554
2022	3,650	—	2,938	116	6,704
2023	3,877	—	1,810	236	5,923
2024	7,569	6,000	264	—	13,833
Total	$20,973	$6,000	$10,138	$558	$37,669

Oakdale Equipment Financing
On December 13, 2019, we received net proceeds of $23.0 million in an equipment financing arrangement with Nexseer. Substantially all of our mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. We used the net proceeds to repay in full and terminate the Former Credit Facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing matures on December 13, 2024.
ABL Credit Facility
On December 13, 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of March 31, 2020 was $20.0 million and is based on our eligible accounts receivable and inventory. As of March 31, 2020, $14.0 million was undrawn. We use this facility primarily as a source for working capital needs. The weighted average interest rate on borrowings for the three months ended March 31, 2020 was 3.56%. As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants.
Notes Payable
We have various financing arrangements secured primarily by our manufactured SmartSystems equipment. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in our property, plant and equipment. The notes bear interest at rates between 6.48% and 7.49%.

Capital Requirements
The recent decline in oil prices resulting from a combination of oversupply from Russia and Saudi Arabia and reduced demand related to the COVID-19 coronavirus pandemic has led many exploration and production companies and oilfield service companies to announce plans to slow or stop well completions activity. In response, we have reduced our total capital expenditure budget by up to $20 million for the year ended December 31, 2020, including a significant reduction in our SmartSystems™ manufacturing plans. We now estimate that full year 2020 capital expenditures will be approximately $5.0 million to $10.0 million. For the three months ended March 31, 2020, we spent approximately $4.2 million on capital expenditures.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Share Repurchases
We are authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, the Company announced that the board of directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. On September 11, 2019, the board of directors reauthorized the existing share repurchase program for an additional twelve months. At March 31, 2020, the maximum number of shares that the Company may repurchase under the current repurchase authority was 633,500 shares. The following table presents specified information about the Company’s repurchases of ordinary shares for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Shares repurchased	778,300
Average price paid per share	$1.26
Aggregate repurchase cost (including broker costs)	$ 1.0 million

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

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $8.6 million and $7.9 million at March 31, 2020 and December 31, 2019, respectively.

Contractual Obligations
As of March 31, 2020, we had contractual obligations for the Oakdale Equipment Financing, ABL Credit Facility, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures and asset retirement obligations.

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

Customer Concentration
For the three months ended March 31, 2020, revenue from Liberty, Rice Energy (a subsidiary of EQT Corporation), Calfrac, and Schlumberger accounted for 25.4%, 22.1%, 18.2%, and 12.9%, respectively, of total revenue. For the three months ended March 31, 2019, sales to Rice Energy (a subsidiary of EQT Corporation), Liberty, and WPX Energy accounted for 21.9%, 20.5%, and 12.7%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2020.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to; existing sand reserves and their impact on calculating the depletion expense under the units-of-production method; depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets, impairment considerations of assets (including impairment of identified intangible assets and other long-lived assets); estimated cost of future asset retirement obligations; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The COVID-19 coronavirus pandemic has caused a significant amount of volatility in the oilfield services sector and is expected to result in a continued depression of oil prices. In April 2020, Russia and OPEC agreed to certain production cuts, to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that the events will not have a material adverse effect on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2020 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2020.

ITEM 1A.  RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Inherent in Our Business
Our business and financial performance depend on the level of activity in the oil and natural gas industry.
Substantially all of our revenues are derived from sales to companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of activity in oil and natural gas exploration, development and production and prevailing oil and natural gas prices. More specifically, the demand for the proppants we produce and our wellsite storage solutions is closely related to the number of oil and natural gas wells completed in geological formations where sand-based proppants are used in fracturing activities. These activity levels are affected by both short- and long-term trends in oil and natural gas prices, among other factors.
Recently, oil prices have declined to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. In April 2020 Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be volatile as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and the Company cannot predict when prices will improve or stabilize.
In response, the Company has reduced its total capital expenditure budget, primarily a reduction to its SmartSystems manufacturing plans. The Company has also put in place several cost-cutting measures, including headcount reductions at our Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension of its variable cash compensation programs for all employees. The Company drew $6.0 million on its ABL Credit Facility to provide additional immediate liquidity should the need arise. The Company has put in place multiple initiatives to protect the health and well-being of its workforce and its customers, including work-from-home arrangements for all employees that are able to do so and implementing social distancing requirements as prescribed by the federal, state and local government authorities.
The ultimate disruption caused by these events is uncertain; however they may result in a material adverse impact on the Company’s financial position, results of operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, a decline in value of assets held by the Company, including accounts receivable, inventories, property, plant and equipment and intangible assets, and a decrease in liquidity due to lower cash flows from operations being generated, a reduction in the availability to borrow under the ABL Credit Facility and inability to access other sources of liquidity and capital, such as equipment financings or the capital markets.
A prolonged reduction in oil and natural gas prices or a sustained lack of key resources that affect drilling activity would generally depress the level of oil and natural gas exploration, development, production and well completion activity and would result in a corresponding decline in the demand for the proppants we produce and our wellsite proppant storage solutions. Such a decline would have a material adverse effect on our business, results of operation and financial condition. The commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.
A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, in each case resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, inhibiting our lenders from funding borrowings under our ABL Credit Facility or resulting in our lenders reducing the borrowing base under our ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.
All of our sand sales are generated at one facility, and that facility is primarily served by one rail line. Any adverse developments at that facility or on the primary rail line could have a material adverse effect on our business, financial condition and results of operations.
All of our sand sales are currently derived from our facility located near Oakdale, Wisconsin, which is served primarily by a Class I rail line owned by Canadian Pacific. Any adverse development at this facility or on the rail line due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at our Oakdale facility, could result in us being unable to meet our contracted sand deliveries. Specifically, an outbreak of COVID-19 coronavirus at our Oakdale facility or among Canadian Pacific personnel could require us to significantly curtail or temporarily cease our operations at Oakdale. Although we have access to a second Class I rail line owned by Union Pacific at our transloading facility in Byron, Wisconsin, we could not facilitate all shipments of product from the Byron facility. We maintain insurance coverage to cover a portion of these types of risks; however, there are certain potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.

A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under along-term take-or-pay contract, which is currently subject to litigation.
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract. We expect additional shortfall amounts to continue to accrue in 2020. We are currently in litigation with such customer regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of March 31, 2020 and December 31, 2019, $39.8 million and $37.4 million, respectively, of accounts and unbilled receivables were from the foregoing customer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We are authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, we announced that our board of directors authorized the repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. On September 11, 2019, our board of directors reauthorized the existing share repurchase program for an additional twelve months.
The program allows us to repurchase shares at our discretion. Market conditions, price, corporate and regulatory requirements, alternative investment opportunities, and other economic conditions will influence the timing of the repurchase and the number of shares repurchased, if any. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable securities laws and other legal requirements, may be suspended or terminated at any time without prior notice. The following table presents specified information about the Company’s repurchases of ordinary shares for the three months ended March 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
January 2020	—	$—		1,411,800
February 2020	—	$—		1,411,800
March 2020	778,300	$1.26	778,300	633,500
Total	778,300	$1.26	778,300

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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1*‡	Liberty Agreement to Master Product Purchase Agreement, dated March 26, 2020, between Liberty Oilfield Services, LLC and Smart Sand, Inc.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
101.INS	Extracted XBRL Instance Document - the instance document does not appear in the Interactive Data File as XBRL tags are embedded in the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

‡	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

May 6, 2020	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

May 6, 2020	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)