Form 10-Q
period 2020-06-30
Smart Sand, Inc.
filed 2020-08-05
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Number of shares of common stock outstanding, par value $0.001 per share, as of July 29, 2020: 42,025,249

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$16,643	$2,639
Accounts receivable, net	55,968	58,925
Unbilled receivables	48	4,765
Inventories	20,287	21,415
Prepaid expenses and other current assets	4,107	4,433
Total current assets	97,053	92,177
Property, plant and equipment, net	225,165	230,461
Operating lease right-of-use assets	24,892	28,178
Intangible assets, net	8,649	9,046
Other assets	3,475	3,541
Total assets	$359,234	$363,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,234	$3,961
Accrued and other expenses	4,337	8,578
Deferred revenue, current	6,717	7,654
Income taxes payable	4,187	542
Long-term debt, net, current	6,430	6,175
Operating lease liabilities, current	8,202	13,108
Total current liabilities	33,107	40,018
Deferred revenue, net	277	1,670
Long-term debt, net	24,865	28,240
Operating lease liabilities, long-term	17,248	15,469
Deferred tax liabilities, long-term, net	25,546	24,408
Asset retirement obligation	6,293	6,142
Contingent consideration	570	1,900
Total liabilities	107,906	117,847
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 41,314,469 issued and 39,754,071 outstanding at June 30, 2020; 40,975,408 issued and 40,234,451 outstanding at December 31, 2019	40	40
Treasury stock, at cost, 1,560,398 and 740,957 shares at June 30, 2020 and December 31, 2019, respectively	(4,024)	(2,979)
Additional paid-in capital	167,263	165,223
Retained earnings	87,869	83,313
Accumulated other comprehensive income (loss)	180	(41)
Total stockholders’ equity	251,328	245,556
Total liabilities and stockholders’ equity	$359,234	$363,403

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues	$26,106	$67,941	$73,594	$119,716
Cost of goods sold	11,906	43,068	52,995	83,673
Gross profit	14,200	24,873	20,599	36,043
Operating expenses:
Salaries, benefits and payroll taxes	2,155	2,798	5,057	5,508
Depreciation and amortization	461	655	914	1,331
Selling, general and administrative	2,930	2,790	6,460	5,590
Change in the estimated fair value of contingent consideration	—	(575)	(1,020)	(1,542)
Total operating expenses	5,546	5,668	11,411	10,887
Operating income	8,654	19,205	9,188	25,156
Other income (expenses):
Interest expense, net	(607)	(994)	(1,079)	(1,975)
Other income	63	37	82	74
Total other income (expenses), net	(544)	(957)	(997)	(1,901)
Income before income tax expense	8,110	18,248	8,191	23,255
Income tax expense	3,470	3,972	3,635	4,946
Net income	$4,640	$14,276	$4,556	$18,309
Net income per common share:
Basic	$0.12	$0.36	$0.11	$0.46
Diluted	$0.12	$0.36	$0.11	$0.46
Weighted-average number of common shares:
Basic	39,644	40,074	39,867	40,035
Diluted	39,644	40,173	39,867	40,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$4,640	$14,276	$4,556	$18,309
Other comprehensive income:
Foreign currency translation adjustment	384	91	221	236
Comprehensive income	$5,024	$14,367	$4,777	$18,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Six months ended June 30, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	(163)
Vesting of restricted stock	139,947	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,025	—	—	1,025
Employee stock purchase plan compensation	—	—	—	—	14	—	—	14
Employee stock purchase plan issuance	21,486	—	—	—	46	—	—	46
Restricted stock buy back	(10,468)	—	10,468	(14)	—	—	—	(14)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net loss	—	—	—	—	—	(84)	—	(84)
Balance at March 31, 2020	39,607,116	40	1,529,725	(3,993)	166,308	83,229	(204)	245,380
Foreign currency translation adjustment	—	—	—	—	—	—	384	384
Vesting of restricted stock	177,628	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	943	—	—	943
Employee stock purchase plan compensation	—	—	—	—	12	—	—	12
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(30,673)	—	30,673	(31)	—	—	—	(31)
Shares repurchased	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,640	—	4,640
Balance at June 30, 2020	39,754,071	$40	1,560,398	$(4,024)	$167,263	$87,869	$180	$251,328

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)

Six months ended June 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$48,864	$(313)	$207,947
Foreign currency translation adjustment	—	—	—	—	—	—	145	145
Vesting of restricted stock	30,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	—	790
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	20,954	—	—	—	40	—	—	40
Restricted stock buy back	(5,714)	—	5,714	(23)	—	—	—	(23)
Net income	—	—	—	—	—	4,033	—	4,033
Balance at March 31, 2019	40,020,447	40	704,749	(2,862)	163,034	52,897	(168)	212,941
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Vesting of restricted stock	224,653	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(35,691)	—	35,691	(116)	—	—	—	(116)
Net income	—	—	—	—	—	14,276	—	14,276
Balance at June 30, 2019	40,209,409	$40	740,440	$(2,978)	$163,797	$67,173	$(77)	$227,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities:
Net income	$4,556	$18,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	10,697	12,501
Amortization of intangible assets	398	837
Asset retirement obligation settlement	—	(1,883)
Gain on disposal of assets	275	—
Amortization of deferred financing cost	53	117
Accretion of debt discount	92	331
Deferred income taxes	1,004	4,287
Stock-based compensation, net	1,968	1,544
Employee stock purchase plan compensation	25	18
Change in contingent consideration fair value	(1,020)	(1,542)
Imputed interest	61	—
Changes in assets and liabilities:
Accounts receivable	2,957	(26,663)
Unbilled receivables	4,717	512
Inventories	1,128	6,194
Prepaid expenses and other assets	460	1,587
Deferred revenue	(2,196)	(694)
Accounts payable	(361)	(1,977)
Accrued and other expenses	(2,618)	3,925
Income taxes payable	3,646	—
Net cash provided by operating activities	25,842	17,403
Investing activities:
Purchases of property, plant and equipment	(6,423)	(13,869)
Net cash used in investing activities	(6,423)	(13,869)
Financing activities:
Proceeds from the issuance of notes payable	952	4,696
Repayments of notes payable	(2,482)	(734)
Payments under equipment financing obligations	(56)	(50)
Payment of deferred financing and debt issuance costs	(20)	(835)
Proceeds from revolving credit facility	6,000	22,750
Repayment of revolving credit facility	(8,500)	(28,250)
Payment of contingent consideration	(310)	(1,225)
Proceeds from equity issuance	46	40
Purchase of treasury stock	(1,045)	(139)
Net cash provided by financing activities	(5,415)	(3,747)
Net increase in cash and cash equivalents	14,004	(213)
Cash and cash equivalents at beginning of year	2,639	1,466
Cash and cash equivalents at end of period	$16,643	$1,253
Supplemental disclosure of cash flow information
Non-cash investing activities:
Asset retirement obligation	$—	$3,301
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$225	$1,237

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
Recently, oil prices declined to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. Subsequently, Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil, however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be depressed as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and the Company cannot predict when prices will improve or stabilize.
In response to market conditions, the Company has reduced its total capital expenditure budget, primarily a reduction to SmartSystems manufacturing plans. The Company has also put in place several cost-cutting measures, including headcount reductions at its Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension of certain variable cash compensation programs for all employees, and reduced compensation for board members. The Company has also taken steps to limit cash outflows in the near-term by negotiating for deferred payments on certain of its operating leases, debt and minimum royalty payments. The Company has put in place multiple initiatives to protect the health and well-being of its workforce and

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
its customers, including work-from-home arrangements for all employees that are able to do so and implementing social distancing requirements as prescribed by the federal, state and local government authorities.
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
Management is actively monitoring these global events, but given the rapidly changing nature of these events, the Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that the events will not have a material adverse effect on its financial position or results of operations.

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
Revision of Previously Issued Financial Statements for Immaterial Misstatements
During the quarter ended June 30, 2020, the Company identified an error in costs of goods sold in the Company’s audited financial statements for the year ended December 31, 2018. The error related to a vendor rebate the company received during the current period, $1,800 of which related to expenses attributable to fiscal year 2018. As a result of the error, the Company reduced costs of goods sold by $1,800 and increased income tax expense by $387 in its audited financial statements for the year ended December 31, 2018, and increased prepaid expenses and other current assets by $1,800, increased deferred tax liability by $387 and increased retained earnings by $1,413 in its audited financial statements for the year ended December 31, 2019. Additionally, certain 2019 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, the Company evaluated the materiality of these errors quantitatively and qualitatively and concluded that the errors described above were not material to any of its prior annual or quarterly financial statements or trends of financial results. However, due to reduced activity and the current economic environment, the errors could be considered material to the Company’s current period financial statements. As such, the Company has revised the prior period financial statements in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company expects to similarly revise previously presented historical financial statements for these immaterial errors in future filings, including the annual audited financial statements to be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements
         Not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset and a related expense will be recognized in selling, general and administrative expenses on the income statement, similar to bad debt expense under existing GAAP. There is much latitude given to entities in determining the methodology for calculating the CECL. The guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. While the Company is still in the process of evaluating the effects of ASU 2016-13 and its related updates on its consolidated financial statements, it believes the primary effect will be an allowance recorded against its accounts and unbilled receivables on its balance sheet and related expense on its income statement upon adoption. The Company cannot determine the financial impact on its consolidated financial statements upon adoption as its accounts and unbilled receivables balances are affected by ongoing transactions with customers.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 3 — Inventory
Inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw material	$899	$527
Work in progress	12,309	14,173
Finished goods	4,158	4,097
Spare parts	2,921	2,618
Total sand inventory	$20,287	$21,415

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2020	December 31, 2019
Machinery, equipment and tooling	$20,145	$19,683
SmartSystems	20,538	15,811
Vehicles	2,708	2,419
Furniture and fixtures	1,214	1,228
Plant and building	170,401	170,283
Real estate properties	4,678	4,946
Railroad and sidings	27,703	27,701
Land and land improvements	21,337	21,320
Asset retirement obligation	11,480	11,480
Mineral properties	7,442	7,442
Deferred mining costs	2,104	2,004
Construction in progress	9,012	9,208
	298,762	293,525
Less: accumulated depreciation and depletion	73,597	63,064
Total property, plant and equipment, net	$225,165	$230,461

Depreciation expense was $5,253 and $6,171 for the three months ended June 30, 2020 and 2019, respectively, and $10,529 and $12,038 for the six months ended June 30, 2020 and 2019, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2020	December 31, 2019
Employee related expenses	$749	$2,233
Accrued construction related expenses	4	188
Accrued equipment	14	429
Accrued professional fees	695	750
Accrued royalties	1,581	2,419
Accrued freight and delivery charges	539	882
Accrued real estate tax	605	806
Accrued utilities	178	10
Sales tax liability	70	424
Other accrued liabilities	(98)	437
Total accrued liabilities	$4,337	$8,578

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Oakdale Equipment Financing	$3,516	$3,431
Notes payable	2,796	2,628
Finance leases	118	116
Long-term debt, net, current	$6,430	$6,175

Long-term debt, net of current portion consists of the following:

	June 30, 2020	December 31, 2019
Oakdale Equipment Financing, net	$16,656	$18,074
ABL Credit Facility	—	2,500
Notes payable	7,796	7,192
Finance leases	413	474
Long-term debt, net	$24,865	$28,240

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance leases	Total
Remainder 2020	$1,641	$—	$1,229	$58	$2,928
2021	3,435	—	3,086	121	6,642
2022	3,650	—	3,033	116	6,799
2023	3,877	—	2,100	236	6,213
2024	7,569	—	1,144	—	8,713
Total	$20,172	$—	$10,592	$531	$31,295

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2020 was $8,035 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of June 30, 2020, there were no borrowings outstanding. The weighted average interest rate on borrowings for the three and six months ended June 30, 2020 was 3.25% and 3.31%, respectively. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants.
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
Notes Payable
The Company enters into various financing arrangements, primarily to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, the Company signs a note payable and title to the equipment passes to the financial institutions as collateral. In June 2020, the Company executed a note payable to defer certain near-term minimum royalty payments. All notes payable bear interest at rates between 4.00% and 7.49%.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

	Balance Sheet Location	June 30, 2020	December 31, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$24,892	$28,178
Financing	Property, plant and equipment, net	440	505
Total right-of use assets		$25,332	$28,683

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$25,450	$28,577
Financing	Long-term debt, current and long-term portions	531	590
Total lease liabilities		$25,981	$29,167

Operating lease costs are recorded as a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$35	$34	69	64
Interest on lease liabilities	9	11	19	22
Operating lease cost	3,105	4,257	7,095	7,364
Short-term lease cost	64	120	234	134
Total lease cost	$3,213	$4,422	7,417	7,584

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the six months ended June 30, 2020 is as follows:

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$19	$20
Operating cash flows used for operating leases	$6,902	$7,288
Financing cash flows used for finance leases	$56	$58

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$55
Right-of-use assets recorded upon adoption	N/A	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,322	$4,100

Weighted average remaining lease term - finance leases	3.2 years	4.0 years
Weighted average discount rate - finance leases	6.60%	6.69%
Weighted average remaining lease term - operating leases	3.2 years	2.9 years
Weighted average discount rate - operating leases	5.68%	5.50%

Maturities of the Company’s lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2020	$4,257	$72	$4,329
2021	9,404	151	9,555
2022	6,976	136	7,112
2023	4,476	245	4,721
2024	2,735	—	2,735
Thereafter	158	—	158
Total cash lease payments	28,006	604	28,610
Less: amounts representing interest	(2,556)	(73)	(2,629)
Total lease liabilities	$25,450	$531	$25,981

NOTE 8 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $6,293 as of June 30, 2020. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2019	$6,142
Accretion expense	151
Balance at June 30, 2020	$6,293

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 9 — Contingent Consideration
The Company recorded contingent consideration of $9,200 at June 1, 2018, related to its acquisition of its SmartSystems business. Each reporting period, the Company reassesses its inputs, including market comparable information and management assessments regarding potential future scenarios, and then discounts the liabilities to present value. The Company recorded adjustments to the fair value of contingent consideration in the amount of $0 and $575 for the three months ended June 30, 2020 and 2019, respectively, on the condensed consolidated income statements. The Company recorded adjustments to the fair value of contingent consideration in the amount of $1,020 and $1,542 for the six months ended June 30, 2020 and 2019, respectively, on the condensed consolidated income statements. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
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

	June 30, 2020	Level 1	Level 2	Level 3
Contingent consideration	$570	$—	$—	$570
Total liabilities	$570	$—	$—	$570

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2020.

Balance as of December 31, 2019	$1,900
Payment of contingent consideration	(310)
Fair value adjustment	(1,020)
Balance as of June 30, 2020	$570

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$7,375	28%	$31,362	46%	$38,362	52%	$57,008	48%
Shortfall revenue	14,000	54%	16,283	24%	15,307	21%	22,039	18%
Logistics revenue	4,731	18%	20,296	30%	19,925	27%	40,669	34%
Total revenues	$26,106	100%	$67,941	100%	$73,594	100%	$119,716	100%

The Company recorded $9,324 of deferred revenue on the balance sheet on December 31, 2019, of which $2,684 has been recognized in the six months ended June 30, 2020. Of the remaining amount, the Company expects to recognize $4,970 in 2020 and $1,670 in 2021.

NOTE 11 — Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,253 and 765 for the three months ended June 30, 2020 and 2019, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,253 and 765 for the six months ended June 30, 2020 and 2019, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net (loss) income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding	39,644	40,074	39,867	40,035
Assumed conversion of restricted stock	—	99	—	82
Diluted weighted average common stock outstanding	39,644	40,173	39,867	40,117

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
On April 3, 2020, the board of directors, upon recommendation of the compensation committee, adopted the Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (the “amended plan”). The amended plan increases the number of shares of common stock authorized for issuance by an additional 2,088 shares. The stockholders approved the amended plan on June 2, 2020.
During the six months ended June 30, 2020 and 2019, 0 and 335 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $19.00. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $943 and $652 of compensation expense for the restricted stock during the three months ended June 30, 2020 and 2019, respectively. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $1,968 and $2,196 of compensation expense for the restricted stock during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company had unrecognized compensation expense of $5,579 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2020	$1,865
2021	2,327
2022	874
2023	513
2024	—
Total	$5,579

The following table summarizes restricted stock activity under the Plans from December 31, 2019 through June 30, 2020:

	Number of Shares	Weighted Average
Unvested, December 31, 2019	2,618	$6.91
Granted	—	$—
Vested	(318)	$11.84
Forfeited	(47)	$13.86
Unvested, June 30, 2020	2,253	$4.84

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

For the three months ended June 30, 2020 and 2019, the effective tax rate was approximately 42.8% and 21.8%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2020 and 2019, the effective tax rate was approximately 44.4% and 21.3%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and six months ended June 30, 2020 and 2019, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At June 30, 2020 and December 31, 2019, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of June 30, 2020 and December 31, 2019, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of June 30, 2020 and December 31, 2019 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of June 30, 2020 or December 31, 2019. The Company is open to examination by taxing authorities beginning with the 2014 tax year.

NOTE 14 — Concentrations
As of June 30, 2020, one customer accounted for 98% of the Company’s total accounts receivable. As of December 31, 2019, two customers accounted for 81% of the Company’s total accounts receivable.
During the three months ended June 30, 2020, 91% of the Company’s revenues were earned from two customers. During the three months ended June 30, 2019, 62% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2020, 80% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2019, 60% of the Company’s revenues were earned from three customers.
As of June 30, 2020, two vendors accounted for 29% of the Company’s accounts payable.  As of December 31, 2019, one vendor accounted for 26% of the Company’s accounts payable.
During the three months ended June 30, 2020, three suppliers accounted for 50% of the Company’s cost of goods sold. During the three months ended June 30, 2019, two suppliers accounted for 53% of the Company’s cost of goods sold. During

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
the six months ended June 30, 2020, three suppliers accounted for 57% of the Company’s cost of goods sold. During the six months ended June 30, 2019, three suppliers accounted for 64% of the Company’s cost of goods sold.
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

NOTE 15 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at June 30, 2020 are as follows:

Remainder of 2020	$256
2021	2,418
2022	2,466
2023	2,716
2024	2,469
Thereafter	30,117
Total	$40,442

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
U.S. Well Services, LLC
On January 14, 2019, Smart Sand, Inc. (plaintiff) filed suit against U.S. Well Services, LLC (defendant) (“U.S. Well”) in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]). In the suit, plaintiff alleges that defendant is in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement and is seeking unspecified monetary damages and other appropriate relief. Plaintiff is also seeking a declaratory judgment that the relevant agreements continued in full force and effect (until the term expired on April 30, 2020) despite defendant’s purported notice of termination to the contrary. Defendant has filed an Answer, Affirmative Defenses and Amended Counterclaim seeking unspecified monetary damages and declaratory relief. The Company intends to both vigorously prosecute its claims and defend against U.S. Well’s counterclaims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.
The Company recorded $14,792 and $13,173 of revenue for the three months ended June 30, 2020 and 2019, respectively, related to U.S. Well. The Company recorded $17,170 and $15,550 of revenue for the six months ended June 30, 2020 and 2019, respectively, related to U.S. Well. As of June 30, 2020 and December 31, 2019, $54,592 and $37,422 of accounts and unbilled receivables, respectively, is attributable to U.S. Well. Amounts recorded as accounts and unbilled receivables do not represent the full amounts sought in this lawsuit.

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
Recently, oil prices declined to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. Subsequently, Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be depressed as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and we cannot predict when prices will improve or stabilize.
In response to market conditions, we have reduced our total capital expenditure budget, primarily as a reduction to our SmartSystems manufacturing plans. We have also put in place several cost-cutting measures, including headcount reductions at our Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension of certain variable cash compensation programs for all employees, and reduced compensation for board members. We have also taken steps to limit cash outflows in the near-term by negotiating for deferred payments on certain of our operating leases, debt and minimum royalty payments. We have put in place multiple initiatives to protect the health and well-being of our workforce, including work-from-home arrangements for all employees that are able to do so and implementing social distancing requirements as prescribed by the federal, state and local government authorities.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Revenues	$26,106	$67,941	$(41,835)	(62)%
Cost of goods sold	11,906	43,068	(31,162)	(72)%
Gross profit	14,200	24,873	(10,673)	(43)%
Operating expenses:
Salaries, benefits and payroll taxes	2,155	2,798	(643)	(23)%
Depreciation and amortization	461	655	(194)	(30)%
Selling, general and administrative	2,930	2,790	140	5%
Change in the estimated fair value of contingent consideration	—	(575)	575	(100)%
Total operating expenses	5,546	5,668	(122)	(2)%
Operating income	8,654	19,205	(10,551)	(55)%
Other income (expenses):
Interest expense, net	(607)	(994)	387	(39)%
Other income	63	37	26	70%
Total other expenses, net	(544)	(957)	413	(43)%
Income before income tax expense	8,110	18,248	(10,138)	(56)%
Income tax expense	3,470	3,972	(502)	(13)%
Net income	$4,640	$14,276	$(9,636)	(67)%

        Revenues
Revenues were $26.1 million for the three months ended June 30, 2020, during which time we sold approximately 208,000 tons of sand. Revenues for the three months ended June 30, 2019 were $67.9 million, during which time we sold approximately 741,000 tons of sand. The key factors contributing to the decrease in revenues for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 were as follows:
•Sand sales revenue decreased from $31.4 million for the three months ended June 30, 2019 to $7.4 million for the three months ended June 30, 2020 as a result of lower total volumes sold. The volumes sold during the second quarter of 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $4.7 million for the three months ended June 30, 2020 compared to $20.3 million for the three months ended June 30, 2019. The decrease in logistics revenue was due primarily to depressed oil prices and the COVID-19 coronavirus pandemic.
•We had $14.0 million of contractual shortfall revenue for the three months ended June 30, 2020 compared to $16.3 million of contractual shortfall revenue for the three months ended June 30, 2019. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

        Cost of Goods Sold
Cost of goods sold was $11.9 million and $43.1 million for the three months ended June 30, 2020 and 2019, respectively. Cost of goods sold decreased for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to lower overall sales volumes and expense reduction efforts put in place.
        Gross Profit
Gross profit was $14.2 million and $24.9 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross profit for the three months ended June 30, 2020 was primarily due to lower total volumes sold in the current period, partially offset by lower cost of goods sold.
        Operating Expenses
Operating expenses were $5.5 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively. Salaries, benefits, and payroll taxes declined by $0.6 million due to headcount and salary reductions. There was no adjustment to the fair value of consideration in the current period and depreciation and amortization and selling, general and administrative expenses remained relatively constant year over year.
        Interest Expense
We incurred $0.6 million and $1.0 million of net interest expense for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest expense for the three months ended June 30, 2020 was primarily due to lower average interest rates and lower debt outstanding.
        Income Tax Expense
For the three months ended June 30, 2020 and 2019, our effective tax rate was approximately 42.8% and 21.8%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items.
        Net Income
Net income was $4.6 million and $14.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in net income for the three months ended June 30, 2020 as compared to net income for the same period in the prior year was primarily due to decreased total sales volumes, partially offset by lower cost of goods sold.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Revenues	$73,594	$119,716	$(46,122)	(39)%
Cost of goods sold	52,995	83,673	(30,678)	(37)%
Gross profit	20,599	36,043	(15,444)	(43)%
Operating expenses:
Salaries, benefits and payroll taxes	5,057	5,508	(451)	(8)%
Depreciation and amortization	914	1,331	(417)	(31)%
Selling, general and administrative	6,460	5,590	870	16%
Change in the estimated fair value of contingent consideration	(1,020)	(1,542)	522	(34)%
Total operating expenses	11,411	10,887	524	5%
Operating income	9,188	25,156	(15,968)	(63)%
Other income (expenses):
Interest expense, net	(1,079)	(1,975)	896	(45)%
Other income	82	74	8	11%
Total other expenses, net	(997)	(1,901)	904	(48)%
Income before income tax expense	8,191	23,255	(15,064)	(65)%
Income tax expense	3,635	4,946	(1,311)	(27)%
Net income	$4,556	$18,309	$(13,753)	(75)%
        Revenues
Revenues were $73.6 million for the six months ended June 30, 2020, during which time we sold approximately 964,000 tons of sand. Revenues for the six months ended June 30, 2019 were $119.7 million, during which time we sold approximately 1,389,000 tons of sand. The key factors contributing to the decrease in revenues for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 were as follows:
•Sand sales revenue decreased from $57.0 million for the six months ended June 30, 2019 to $38.4 million for the six months ended June 30, 2020 as a result of lower total volumes of sand sold. The volumes sold during the second quarter of 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $19.9 million for the six months ended June 30, 2020 compared to $40.7 million for the six months ended June 30, 2019. The decrease in logistics revenue was due to lower total volumes sold.
•We had $15.3 million of contractual shortfall revenue for the six months ended June 30, 2020 compared to $22.0 million of contractual shortfall revenue for the six months ended June 30, 2019. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
        Cost of Goods Sold
Cost of goods sold was $53.0 million and $83.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Cost of goods sold decreased for the six months ended June 30, 2020 as compared to the same period in June 30,

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

2019, primarily due lower freight costs due to reduced total sales volumes driven by lower oil prices and due to oversupply and lower demand due to the COVID-19 coronavirus pandemic.
        Gross Profit
Gross profit was $20.6 million and $36.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in gross profit for the six months ended June 30, 2020 was primarily due to lower total sales volumes and shortfall revenue.
        Operating Expenses
Operating expenses were $11.4 million and $10.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Salaries, benefits and payroll taxes were reduced to $5.1 million, as compared to $5.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively, as we reduced headcount and salaries for all employees. Depreciation and amortization decreased from $1.3 million for the six months ended June 30, 2019 to $0.9 million for the six months ended June 30, 2020 primarily as a result of reduced amortization of certain intangible assets that were previously impaired. Selling, general and administrative expenses increased from $5.6 million for the six months ended June 30, 2019 to $6.5 million for the six months ended June 30, 2020, primarily as a result of increased professional fees due primarily to ongoing litigation.
        Interest Expense
We incurred $1.1 million and $2.0 million of net interest expense for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in interest expense for the three months ended June 30, 2020 was primarily due to lower interest rates on lower average total debt outstanding.
        Income Tax Expense
For the six months ended June 30, 2020 and June 30, 2019, our effective tax rate was approximately 44.4% and 21.3%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items.
        Net Income
Net income was $4.6 million and $18.3 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in net income for the six months ended June 30, 2020 as compared to net income for the same period in the prior year was primarily due to lower total sales volumes and decreased shortfall revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$4,640	$14,276	$4,556	$18,309
Depreciation, depletion and amortization	5,450	6,590	10,937	12,893
Income tax expense	3,470	3,973	3,635	4,946
Interest expense	619	997	1,099	1,978
Franchise taxes	94	93	150	178
EBITDA	$14,273	$25,929	$20,377	$38,304
Gain (loss) on sale of fixed assets	275	(1)	275	(26)
Equity compensation (1)	842	685	1,768	1,384
Acquisition and development costs (2)	144	(577)	(678)	(1,524)
Cash charges related to restructuring and retention of employees	—	41	82	82
Accretion of asset retirement obligations	76	166	151	445
Adjusted EBITDA	$15,610	$26,243	$21,975	$38,665
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)Includes $0 and $1,020 fair value adjustment of contingent consideration for the three and six months ended June 30, 2020, respectively, and $575 and $1,542 fair value adjustment of contingent consideration for the three and six months ended June 30, 2019, respectively.
____________________

Adjusted EBITDA was $15.6 million for the three months ended June 30, 2020 compared to $26.2 million for the three months ended June 30, 2019. The decrease in Adjusted EBITDA for the three months ended June 30, 2020, as compared to the corresponding period in the prior year, was primarily due to lower total volumes sold and decreased shortfall revenue in the current period.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Adjusted EBITDA was $22.0 million for the six months ended June 30, 2020 compared to $38.7 million for the six months ended June 30, 2019. The decrease in Adjusted EBITDA for the six months ended June 30, 2020, as compared to the corresponding period in the prior year, was primarily due to lower total volumes sold and lower shortfall revenue in the current period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$26,106	$67,941	$73,594	$119,716
Cost of goods sold	11,906	43,068	52,995	83,673
Gross profit	14,200	24,873	20,599	36,043
Depreciation, depletion, and accretion of asset retirement obligations	5,065	6,101	10,174	12,007
Contribution margin	$19,265	$30,974	$30,773	$48,050
Contribution margin per ton	$92.62	$41.80	$31.92	$34.59
Total tons sold	208	741	964	1,389

Contribution margin was $19.3 million and $31.0 million, or $92.62 and $41.80 per ton sold, for the three months ended June 30, 2020 and 2019, respectively. The decrease in overall contribution margin was due primarily to lower total volumes sold. The higher contribution margin per ton in the current period was due to the contribution margin being spread over reduced total volumes sold during the period.
Contribution margin was $30.8 million and $48.1 million, or $31.92 and $34.59 per ton sold, for the six months ended June 30, 2020 and 2019, respectively. The decrease in contribution margin was due primarily to lower total tons sold in the current period. The contribution margin per ton sold was slightly lower for the six months ended June 30, 2020 as compared to the corresponding period in the prior year. The current period was negatively impacted by lower total volumes and decreased shortfall revenue.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow generated from operations and available borrowings under the ABL Credit Facility. As of June 30, 2020, cash on hand was $16.6 million and we had $8.0 million in undrawn availability on our ABL Credit Facility. With the decline in the price of frac sand and instability in the market, we have taken steps to

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

mitigate near term liquidity issues, including a reduction to our budgeted capital expenditures, primarily as a reduction to our SmartSystems manufacturing plans. We have also put in place several cost cutting measures, including headcount reductions at our Oakdale and Saskatoon operating facilities, salary reductions and suspension of certain variable cash compensation programs for all employees. We have also taken steps to limit cash outflows in the near-term by negotiating for deferred payments on certain of our operating leases, debt and minimum royalty payments. Based on our balance sheet, cash flows, current market conditions and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources to meet our cash needs for the next twelve months.

Working Capital
The following table presents the components of our working capital as of June 30, 2020 compared to December 31, 2019.

	June 30, 2020	December 31, 2019
	(in thousands)
Total current assets	$97,053	$92,177
Total current liabilities	33,107	40,018
Working capital	$63,946	$52,159

Our working capital was $63.9 million at June 30, 2020 compared to $52.2 million at December 31, 2019.  The moderate increase in working capital was primarily due to cash collections and reductions in spending efforts as certain vendor and lease contracts were modified. As of June 30, 2020 and December 31, 2019, $54.6 million and $37.4 million, respectively, of total accounts and unbilled receivables is attributable to a customer with which we have pending litigation.

Summary Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$25,842	$17,403
Net cash used in investing activities	$(6,423)	$(13,869)
Net cash provided by financing activities	$(5,415)	$(3,747)
        Net Cash Provided by Operating Activities
Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2020, which included net income of $4.6 million, non-cash expenses of $13.5 million, and $7.7 million in changes in operating assets and liabilities.
Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2019. Operating cash flows include net income of $18.3 million offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital.
        Net Cash Used in Investing Activities
Net cash used in investing activities was $6.4 million for the six months ended June 30, 2020, which was primarily for manufacturing of our SmartDepot silos.
Net cash used in investing activities was $13.9 million for the six months ended June 30, 2019, which was primarily for manufacturing of our SmartSystems.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
        Net Cash Used in Financing Activities
Net cash used in financing activities was $5.4 million for the six months ended June 30, 2020, which consisted primarily of $2.5 million of net repayments on our ABL Credit Facility, $1.6 million of net repayment for notes payable and finance leases, $1.0 million of share repurchases, and $0.3 million of payments of contingent consideration related to the manufacture of our SmartSystem equipment.
Net cash used in financing activities was $3.7 million for the six months ended June 30, 2019, which consisted primarily of $5.5 million of net repayments on our Credit Facility, $1.2 million of payments of contingent consideration related to the manufacture of our SmartSystem equipment, partially offset by $3.1 million of net proceeds from the issuance of notes payable.

Indebtedness
The follow summarizes the maturity of our debt:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance Leases	Total
	(in thousands)
Remainder 2020	$1,641	$—	$1,229	$58	$2,928
2021	3,435	—	3,086	121	6,642
2022	3,650	—	3,033	116	6,799
2023	3,877	—	2,100	236	6,213
2024	7,569	—	1,144	—	8,713
Total	$20,172	$—	$10,592	$531	$31,295

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
ABL Credit Facility
On December 13, 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2020 was $20.0 million and is based on our eligible accounts receivable and inventory. As of June 30, 2020, there were no amounts outstanding under the ABL Credit Facility and $8.0 million was available to be drawn. We use this facility primarily as a source for working capital needs. The weighted average interest rate on borrowings for the three and six months ended June 30, 2020 was 3.25%. As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants.
Notes Payable
We have various financing arrangements secured primarily by our manufactured SmartSystems equipment. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in our property, plant and equipment. In June 2020, we executed a note payable to defer certain near-term minimum royalty payments. All notes payable bear interest at rates between 4.00% and 7.49%.

Capital Requirements
The recent decline in oil prices resulting from a combination of oversupply from Russia and Saudi Arabia and reduced demand related to the COVID-19 coronavirus pandemic has led many exploration and production companies and oilfield

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
service companies to announce plans to slow or stop well completions activity. In response, we have reduced our total capital expenditure budget by up to $20 million for the year ended December 31, 2020, including a significant reduction in our SmartSystems manufacturing plans. We now estimate that full year 2020 capital expenditures will be less than $10.0 million. For the six months ended June 30, 2020, we spent approximately $6.4 million on capital expenditures.

Share Repurchases
We are authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, the Company announced that the board of directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. On September 11, 2019, the board of directors reauthorized the existing share repurchase program for an additional twelve months. At June 30, 2020, the maximum number of shares that the Company may repurchase under the current repurchase authority was 633,500 shares. There were no shares repurchased during the three months ended June 30, 2020.
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

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $7.4 million and $7.9 million at June 30, 2020 and December 31, 2019, respectively.

Contractual Obligations
As of June 30, 2020, we had contractual obligations for the Oakdale Equipment Financing, ABL Credit Facility, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures and asset retirement obligations.

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

Customer Concentration
For the six months ended June 30, 2020, revenue from Rice Energy (a subsidiary of EQT Corporation), U.S. Well Services, Liberty, and Calfrac accounted for 26.6%, 23.3%, 18.2%, and 11.8%, respectively, of total revenue. For the six months ended June 30, 2019, sales to Liberty, Rice Energy, and U.S. Well Services accounted for 26.7%, 20.8%, and 13.0%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2020.
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
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The COVID-19 coronavirus pandemic has caused a significant amount of volatility in the oilfield services sector and is expected to result in a continued depression of oil prices. Subsequently, Russia and OPEC agreed to certain production cuts, to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. We are actively monitoring these global events, but given the rapidly changing nature of these events, we are currently unable to estimate the impact of these events on our future financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2020 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, the Company identified an error in costs of goods sold in the Company’s audited financial statements for the year ended December 31, 2018. The error related to a vendor rebate of $5,300 the company received during the current period, $1,800 of which related to expenses attributable to fiscal year 2018. As a result of the error, the Company reduced costs of goods sold by $1,800 and increased income tax expense by $387 in its audited financial statements for the year ended December 31, 2018, and increased prepaid expenses and other current assets by $1,800, increased deferred tax liability by $387 and increased retained earnings by $1,413 in its audited financial statements for the year ended December 31, 2019. Additionally, certain 2019 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, the Company evaluated the materiality of these errors quantitatively and qualitatively and concluded that the errors described above were not material to any of its prior annual or quarterly financial statements or trends of financial results. However, due to reduced activity and the current economic environment, the errors could be considered material to the Company’s current period financial statements. As such, the Company has revised the prior period financial statements in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company expects to similarly revise previously presented historical financial statements for these immaterial errors in future filings, including the annual audited financial statements to be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Management has determined that the omission of accounting for the vendor contract described above is a significant deficiency. Management has reassessed its internal control over financial reporting and added new review controls to ensure its contracts are evaluated and accounted for completely.
There have been no other changes in internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2020.

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
Recently, oil prices declined to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of OPEC, particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. Subsequently, Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be depressed as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and the Company cannot predict when prices will improve or stabilize.
In response to market conditions, the Company has reduced its total capital expenditure budget, primarily a reduction to its SmartSystems manufacturing plans. The Company has also put in place several cost-cutting measures, including headcount reductions at our Oakdale and Saskatoon, Canada operating facilities, salary reductions and suspension of certain its variable cash compensation programs for all employees, and reduced compensation for board members. The Company has also taken steps to limit cash outflows in the near-term by negotiating for deferred payments on certain of its operating leases, debt and minimum royalty payments. The Company has put in place multiple initiatives to protect the health and well-being of its workforce and its customers, including work-from-home arrangements for all employees that are able to do so and implementing social distancing requirements as prescribed by the federal, state and local government authorities.
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
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, in each case resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, compressing the level of available funding under our ABL Credit Facility, inhibiting our lenders from funding borrowings under our ABL Credit Facility or resulting in our lenders reducing the borrowing base under our ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.
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
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract. We are currently in litigation with such customer regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of June 30, 2020 and December 31, 2019, $54.6 million and $37.4 million, respectively, of accounts and unbilled receivables were from the foregoing customer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2020, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
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

The program allows us to repurchase shares at our discretion. Market conditions, price, corporate and regulatory requirements, alternative investment opportunities, and other economic conditions will influence the timing of the repurchase and the number of shares repurchased, if any. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable securities laws and other legal requirements, may be suspended or terminated at any time without prior notice. The following table presents specified information about the Company’s repurchases of ordinary shares for the three months ended June 30, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
April 2020	—	$—		633,500
May 2020	—	$—		633,500
June 2020	—	$—	—	633,500
Total	—	$—	—

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
We are also subject to regulations by the U.S. Occupational Safety and Health Administration, which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. MSHA is expected to adopt similar rules as part of its “Long Term Items” for rulemaking. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. If the workplace exposure limit is lowered significantly, we may be required to incur certain capital expenditures for equipment to reduce this exposure. Smart Sand also adheres to the National Industrial Sand Association’s (“NISA”) respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.
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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1*	Letter Agreement to Master Product Purchase Agreement, dated effective May 26, 2020, between Rice Drilling B, LLC and Smart Sand, Inc.
10.2	Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Smart Sand’s Current Report on Form 8-K filed with the SEC on June 4, 2020)
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
101.INS	Extracted XBRL Instance Document - the instance document does not appear in the Interactive Data File as XBRL tags are embedded in the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

‡	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

August 5, 2020	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

August 5, 2020	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)