Form 10-Q
period 2020-09-30
Smart Sand, Inc.
filed 2020-11-09
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Number of shares of common stock outstanding, par value $0.001 per share, as of November 2, 2020: 43,517,901

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“ABL Credit Facility”, “ABL Credit Agreement”, “ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “ABL Credit Facility”) pursuant to: (i) an ABL Credit Agreement, dated December 13, 2019, as amended, between the Company and Jefferies Finance LLC (the “ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent (the “Security Agreement”).

“Oakdale Equipment Financing”, “MLA”	The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA is structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement (and not a lease) for accounting or financial reporting purposes.

“Former Credit Agreement”, “Former Credit Facility”	The $45 million 3-year senior secured revolving credit facility (the “Former Credit Facility”) under a revolving credit agreement, dated December 8, 2016, with Jefferies Finance LLC, as administrative and collateral agent (as amended, the “Former Credit Agreement”). The Former Credit Facility was paid in full and terminated with proceeds from the Oakdale Equipment Financing.

“Loan Agreement”, “Acquisition Liquidity Support Facility”
In connection with the Company’s acquisition of Eagle Oil and Gas Proppants Holdings LLC from Eagle Materials Inc., which acquisition was completed on September 18, 2020, the Company, as borrower, entered into a Loan and Security Agreement, dated September 18, 2020 (the “Loan Agreement”), with Eagle Materials Inc., as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve-month period ending September 19, 2021 (the “Acquisition Liquidity Support Facility”).

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,994	$2,639
Accounts receivable, net	66,029	58,925
Unbilled receivables	9,256	4,765
Inventories	23,568	21,415
Prepaid expenses and other current assets	1,534	4,433
Total current assets	111,381	92,177
Property, plant and equipment, net	281,142	230,461
Operating lease right-of-use assets	32,198	28,178
Intangible assets, net	8,451	9,046
Other assets	3,417	3,541
Total assets	$436,589	$363,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,338	$3,961
Accrued expenses and other liabilities	7,735	8,578
Deferred revenue, current	8,192	7,654
Income taxes payable	6,510	542
Long-term debt, net, current	6,423	6,175
Operating lease liabilities, current	8,783	13,108
Total current liabilities	40,981	40,018
Deferred revenue, net	4,789	1,670
Long-term debt, net	23,899	28,240
Operating lease liabilities, long-term	24,536	15,469
Deferred tax liabilities, long-term, net	35,523	24,408
Asset retirement obligation	14,805	6,142
Contingent consideration	570	1,900
Other non-current liabilities	759	—
Total liabilities	145,862	117,847
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 42,842,751 issued and 41,281,583 outstanding at September 30, 2020; 40,975,408 issued and 40,234,451 outstanding at December 31, 2019	42	40
Treasury stock, at cost, 1,561,168 and 740,957 shares at September 30, 2020 and December 31, 2019, respectively	(4,025)	(2,979)
Additional paid-in capital	170,282	165,223
Retained earnings	124,152	83,313
Accumulated other comprehensive income (loss)	276	(41)
Total stockholders’ equity	290,727	245,556
Total liabilities and stockholders’ equity	$436,589	$363,403

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues	$23,409	$65,690	$97,003	$185,406
Cost of goods sold	18,227	38,555	71,221	122,228
Gross profit	5,182	27,135	25,782	63,178
Operating expenses:
Salaries, benefits and payroll taxes	2,058	2,958	7,115	8,466
Depreciation and amortization	440	623	1,354	1,954
Selling, general and administrative	3,933	2,693	10,393	8,283
Change in the estimated fair value of contingent consideration	—	(1,215)	(1,020)	(2,757)
Impairment loss	—	7,628	—	7,628
Total operating expenses	6,431	12,687	17,842	23,574
Operating (loss) income	(1,249)	14,448	7,940	39,604
Other income (expenses):
Gain on bargain purchase	39,889	—	39,889	—
Interest expense, net	(497)	(968)	(1,576)	(2,943)
Other income	80	15	162	89
Total other income (expenses), net	39,472	(953)	38,475	(2,854)
Income before income tax expense	38,223	13,495	46,415	36,750
Income tax expense	1,941	2,569	5,576	7,515
Net income	$36,282	$10,926	$40,839	$29,235
Net income per common share:
Basic	$0.91	$0.27	$1.02	$0.73
Diluted	$0.91	$0.27	$1.02	$0.73
Weighted-average number of common shares:
Basic	39,973	40,233	39,903	40,102
Diluted	39,973	40,240	39,903	40,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$36,282	$10,926	$40,839	$29,235
Other comprehensive income:
Foreign currency translation adjustment	96	(46)	317	190
Comprehensive income	$36,378	$10,880	$41,156	$29,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Nine months ended September 30, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	(163)
Vesting of restricted stock	139,947	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,025	—	—	1,025
Employee stock purchase plan compensation	—	—	—	—	14	—	—	14
Employee stock purchase plan issuance	21,486	—	—	—	46	—	—	46
Restricted stock buy back	(10,468)	—	10,468	(14)	—	—	—	(14)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net loss	—	—	—	—	—	(84)	—	(84)
Balance at March 31, 2020	39,607,116	40	1,529,725	(3,993)	166,308	83,229	(204)	245,380
Foreign currency translation adjustment	—	—	—	—	—	—	384	384
Vesting of restricted stock	177,628	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	943	—	—	943
Employee stock purchase plan compensation	—	—	—	—	12	—	—	12
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(30,673)	—	30,673	(31)	—	—	—	(31)
Shares repurchased	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,641	—	4,641
Balance at June 30, 2020	39,754,071	$40	1,560,398	$(4,024)	$167,263	$87,870	$180	$251,329
Foreign currency translation adjustment	—	—	—	—	—	—	96	96
Acquisition stock issuance	1,503,759	2	—	—	2,059	—	—	2,061
Vesting of restricted stock	6,375	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	941	—	—	941
Employee stock purchase plan compensation	—	—	—	—	3	—	—	3
Employee stock purchase plan issuance	18,148	—	—	—	16	—	—	16
Restricted stock buy back	(770)	—	770	(1)	—	—	—	(1)
Net income	—	—	—	—	—	36,282	—	36,282
Balance at September 30, 2020	41,281,583	$42	1,561,168	$(4,025)	$170,282	$124,152	$276	$290,727

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Nine months ended September 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$48,864	$(313)	$207,947
Foreign currency translation adjustment	—	—	—	—	—	—	145	145
Vesting of restricted stock	30,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	—	790
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	20,954	—	—	—	40	—	—	40
Restricted stock buy back	(5,714)	—	5,714	(23)	—	—	—	(23)
Net income	—	—	—	—	—	4,033	—	4,033
Balance at March 31, 2019	40,020,447	40	704,749	(2,862)	163,034	52,897	(168)	212,941
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Vesting of restricted stock	224,653	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(35,691)	—	35,691	(116)	—	—	—	(116)
Net income	—	—	—	—	—	14,276	—	14,276
Balance at June 30, 2019	40,209,409	40	740,440	(2,978)	163,797	67,173	(77)	227,955
Foreign currency translation adjustment	—	—	—	—	—	—	(46)	(46)
Vesting of restricted stock	4,500	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	652	—	—	652
Employee stock purchase plan compensation	—	—	—	—	12	—	—	12
Employee stock purchase plan issuance	20,121	—	—	—	38	—	—	38
Restricted stock buy back	(180)	—	180	—	—	—	—	—
Net income	—	—	—	—	—	10,926	—	10,926
Balance at September 30, 2019	40,233,850	$40	740,620	$(2,978)	$164,499	$78,099	$(123)	$239,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities:
Net income	$40,839	$29,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	16,092	19,309
Impairment loss	—	7,628
Amortization of intangible assets	596	1,199
Asset retirement obligation settlement	—	(2,348)
Loss (gain) on disposal of assets	299	(41)
Amortization of deferred financing cost	79	172
Accretion of debt discount	138	517
Deferred income taxes	238	6,787
Stock-based compensation, net	2,909	2,196
Employee stock purchase plan compensation	29	30
Change in contingent consideration fair value	(1,020)	(2,757)
Gain on bargain purchase, net of cash acquired	(39,580)	—
Changes in assets and liabilities:
Accounts receivable	(7,029)	(39,760)
Unbilled receivables	(4,491)	6,634
Inventories	306	2,649
Prepaid expenses and other assets	3,751	1,035
Deferred revenue	3,912	4,396
Accounts payable	(205)	(956)
Accrued and other expenses	(607)	4,403
Income taxes payable	5,968	—
Net cash provided by operating activities	22,224	40,328
Investing activities:
Purchases of property, plant and equipment	(7,444)	(19,518)
Proceeds from disposal of assets	51	—
Net cash used in investing activities	(7,393)	(19,518)
Financing activities:
Proceeds from the issuance of notes payable	952	6,120
Repayments of notes payable	(3,527)	(1,461)
Payments under equipment financing obligations	(87)	(79)
Payment of deferred financing and debt issuance costs	(20)	(1,087)
Proceeds from revolving credit facility	6,000	37,750
Repayment of revolving credit facility	(8,500)	(59,750)
Payment of contingent consideration	(310)	(1,610)
Proceeds from equity issuance	62	78
Purchase of treasury stock	(1,046)	(139)
Net cash used in financing activities	(6,476)	(20,178)
Net increase in cash and cash equivalents	8,355	632
Cash and cash equivalents at beginning of year	2,639	1,466
Cash and cash equivalents at end of period	$10,994	$2,098
Supplemental disclosure of cash flow information
Non-cash investing activities:
Asset retirement obligation	$—	$3,301
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$157	$2,138
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
On September 18, 2020, the Company acquired all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, which, together with its subsidiaries, constituted the entirety of the assets and operations of the oil and gas proppants business of Eagle Materials Inc. The primary assets of Eagle Oil and Gas Proppants Holdings LLC and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility. See Note 3 — Business Combination and Note 7 - Debt for additional disclosures regarding this transaction.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets; impairment considerations of assets (including impairment of identified intangible assets and other long-lived assets); estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 3 — Business Combination
Eagle Proppants Holdings
On September 18, 2020, the Company entered into an Equity Purchase and Sale Agreement (the “Purchase Agreement”) with Eagle Materials Inc., a Delaware corporation (“Eagle”), pursuant to which the Company acquired all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”), from Eagle for aggregate consideration of approximately $2,060. In satisfaction of the purchase price, the Company issued to Eagle 1,504 shares of its common stock. The number of shares issued was determined by the weighted average trading price of the Company’s common stock over the twenty days preceding the date of the Purchase Agreement.
In connection with the acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender. See Note 7 - Debt for additional information.
The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF rail line through the Peru, Illinois transload facility.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$2,000
20-day volume weighted average price of Smart Sand stock	$1.33
Shares issued	1,504
Closing share price on September 18, 2020	$1.37
Total purchase consideration	$2,060

The Company’s preliminary allocation of the purchase price in connection with the acquisition was calculated as follows:

Fair Value
Assets Acquired
Cash	$309
Accounts receivable	75
Inventory	2,459
Prepaid expenses and other current assets	123
Property, plant and equipment	60,310
Right-of-use assets	9,603
Total assets acquired	72,879
Liabilities Assumed
Accounts payable	16
Accrued expenses and other liabilities	2,010
Asset retirement obligations	8,424
Operating lease liabilities	9,603
Deferred income taxes	10,877
Total liabilities assumed	30,930
Estimated fair value of net assets acquired	$41,949

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The estimated aggregate fair value of the net assets acquired was $41,949, which exceeds the total consideration and results in a bargain purchase gain of $39,889 on the acquisition date, which is included in net income for the three and nine months ended September 30, 2020. The Company believes that the seller wanted to exit the business relatively quickly and that there were a limited number of potential buyers due to the downturn in the market.

The Company determined the fair values of the acquired assets and assumed liabilities based on the highest and best use of such assets as required by GAAP. Cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities are based on underlying assets and liabilities whose carrying value approximates fair value. The fair value of inventory was determined using market prices the Company expects to receive for the inventory when it is sold. Operating leases are considered to be at market rates and the fair values of the associated operating lease liabilities and right-of-use assets were determined using the Company’s lease accounting policies. The fair value of the asset retirement obligations was calculated consistently with the Company’s other asset retirement obligations and includes assumptions about inflation and discount rates over time to represent the estimated future cost of dismantling, restoring and reclaiming the plant and mines in accordance legal obligations. Deferred income taxes represent the temporary differences between future expenses for GAAP purposes and income tax purposes at the Company’s current enacted tax rate. The Company determined the fair values of the property, plant and equipment with the assistance of external valuation specialists. The fair value is based on the highest and best use, as required by GAAP, which was determined to be the orderly liquidation value rather than the value imputed by other valuation methods. The Company’s allocation of the purchase price is preliminary and subject to change. The total purchase consideration is subject to certain working capital adjustments through December 17, 2020. The Company has not yet completed its valuation procedures and believes property, plant and equipment, asset retirement obligations, and deferred income taxes are the primary line items whose value is subject to change.

Total acquisition costs incurred during the three and nine months ended September 30, 2020 were $817 and $875, respectively, which are included in selling, general and administrative expense on the Company’s condensed consolidated income statements.

The following represents pro forma consolidated revenue and income before income tax expense as if Eagle Proppants Holdings had been included in the consolidated results of the Company for the three and nine months ended September 30, 2020 and 2019. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Eagle Proppants Holdings to reflect the depreciation and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and asset retirement obligations as well as equipment rent that would have been recorded based on the acquired right-of-use assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$23,442	$78,115	$105,852	$226,942
Income before income tax expense	$34,614	$12,297	$39,700	$33,484

NOTE 4 — Inventory
Inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw material	$784	$527
Work in progress	12,208	14,173
Finished goods	6,710	4,097
Spare parts	3,866	2,618
Total sand inventory	$23,568	$21,415

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2020	December 31, 2019
Machinery, equipment and tooling	$52,077	$19,683
SmartSystems	22,393	15,811
Vehicles	2,938	2,419
Furniture and fixtures	1,284	1,228
Plant and building	176,731	170,283
Real estate properties	6,458	4,946
Railroad and sidings	27,703	27,701
Land and land improvements	32,956	21,320
Asset retirement obligation	19,904	11,480
Mineral properties	7,442	7,442
Deferred mining costs	2,123	2,004
Construction in progress	8,153	9,208
	360,162	293,525
Less: accumulated depreciation and depletion	79,020	63,064
Total property, plant and equipment, net	$281,142	$230,461

Depreciation expense was $5,328 and $6,610 for the three months ended September 30, 2020 and 2019, respectively, and $15,856 and $18,648 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2020	December 31, 2019
Employee related expenses	$486	$2,233
Accrued construction related expenses	17	188
Accrued equipment	20	429
Accrued professional fees	882	750
Accrued royalties	1,926	2,419
Accrued freight and delivery charges	1,255	882
Accrued real estate tax	2,103	806
Accrued utilities	457	10
Sales tax liability	24	424
Other accrued liabilities	565	437
Total accrued liabilities	$7,735	$8,578

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Oakdale Equipment Financing	$3,450	$3,431
Notes payable	2,852	2,628
Finance leases	121	116
Long-term debt, net, current	$6,423	$6,175

Long-term debt, net of current portion consists of the following:

	September 30, 2020	December 31, 2019
Oakdale Equipment Financing, net	$16,109	$18,074
ABL Credit Facility	—	2,500
Notes payable	7,409	7,192
Finance leases	381	474
Long-term debt, net	$23,899	$28,240

The follow summarizes the maturity of our debt:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance leases	Total
Remainder 2020	$767	$—	$503	$30	$1,300
2021	3,406	—	3,177	122	6,705
2022	3,620	—	3,196	116	6,932
2023	3,847	—	2,241	234	6,322
2024	7,537	—	1,144	—	8,681
Thereafter	382	—	—	—	382
Total	$19,559	$—	$10,261	$502	$30,322

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
ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of September 30, 2020 was $9,631 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of September 30, 2020, there were no borrowings outstanding under the ABL Credit Facility and $1,115 letters of credit. There were no borrowings during the three months ended September 30, 2020. The weighted average interest rate on borrowings for

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
the nine months ended September 30, 2020 was 3.31%. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants.
Notes Payable
The Company has entered into various financing arrangements, primarily to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, the Company signs a note payable and title to the equipment passes to the financial institutions as collateral. In June 2020, the Company executed a note payable to defer certain near-term minimum royalty payments. All notes payable bear interest at rates between 4.00% and 7.49%.
Acquisition Liquidity Support Facility
In connection with the Company’s acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5,000 during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any amounts borrowed will amortize over the following three years. The facility bears interest at a fixed rate of 6.00% until September 18, 2021 and will bear interest at a fixed rate of 8.00% thereafter until all outstanding borrowings have been paid in full. There were no borrowings outstanding under this facility as of September 30, 2020.

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Right-of-use assets
Operating	Operating right-of-use assets	$32,198	$28,178
Financing	Property, plant and equipment, net	400	505
Total right-of use assets		$32,598	$28,683

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$33,319	$28,577
Financing	Long-term debt, current and long-term portions	502	590
Total lease liabilities		$33,821	$29,167

Operating lease costs are recorded as a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$35	$35	104	99
Interest on lease liabilities	9	10	28	32
Operating lease cost	2,729	4,105	9,824	11,469
Short-term lease cost	4	160	238	294
Total lease cost	$2,777	$4,310	10,194	11,894

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$28	$33
Operating cash flows used for operating leases	$9,158	$12,447
Financing cash flows used for finance leases	$85	$79

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$55
Right-of-use assets recorded upon adoption	N/A	$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,936	$5,056

Weighted average remaining lease term - finance leases	2.9 years	3.9 years
Weighted average discount rate - finance leases	6.60%	6.60%
Weighted average remaining lease term - operating leases	3.7 years	2.8 years
Weighted average discount rate - operating leases	5.71%	5.50%

Maturities of the Company’s lease liabilities as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2020	$2,334	$34	$2,368
2021	10,350	151	10,501
2022	8,596	136	8,732
2023	6,316	245	6,561
2024	4,768	—	4,768
Thereafter	5,517	—	5,517
Total cash lease payments	37,881	566	38,447
Less: amounts representing interest	(4,562)	(64)	(4,626)
Total lease liabilities	$33,319	$502	$33,821

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $14,805 as of September 30, 2020. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2019	$6,142
Additions	8,424
Accretion expense	239
Balance at September 30, 2020	$14,805

The additions above are related to the acquisition of Eagle Proppants Holdings. See Note 3 - Business Combination for additional information.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Contingent Consideration
The Company recorded contingent consideration of $9,200 at June 1, 2018, related to its acquisition of its SmartSystems business. Each reporting period, the Company reassesses its inputs, including market comparable information and management assessments regarding potential future scenarios, and then discounts the liabilities to present value. The Company recorded adjustments to the fair value of contingent consideration in the amount of $0 and $1,215 for the three months ended September 30, 2020 and 2019, respectively, on the condensed consolidated income statements. The Company recorded adjustments to the fair value of contingent consideration in the amount of $1,020 and $2,757 for the nine months ended September 30, 2020 and 2019, respectively, on the condensed consolidated income statements. The Company will continue to reassess earn-out calculations related to the contingent consideration in future periods.
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

	September 30, 2020	Level 1	Level 2	Level 3
Contingent consideration	$570	$—	$—	$570
Total liabilities	$570	$—	$—	$570

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2020.

Balance as of December 31, 2019	$1,900
Payment of contingent consideration	(310)
Fair value adjustment	(1,020)
Balance as of September 30, 2020	$570

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$12,445	53%	$29,653	45%	$50,808	52%	$86,661	47%
Shortfall revenue	6,842	29%	15,620	24%	22,148	23%	37,659	20%
Logistics revenue	4,122	18%	20,417	31%	24,046	25%	61,086	33%
Total revenues	$23,409	100%	$65,690	100%	$97,002	100%	$185,406	100%

The Company recorded $9,324 of deferred revenue on the balance sheet on December 31, 2019, of which $5,357 has been recognized in the nine months ended September 30, 2020. Of the remaining amount, the Company expects to recognize $1,149 in 2020 and $2,818 in 2021.

NOTE 12 — Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,237 and 770 for the three months ended September 30, 2020 and 2019, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,237 and 760 for the nine months ended September 30, 2020 and 2019, respectively. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding	39,973	40,233	39,903	40,102
Assumed conversion of restricted stock	—	7	—	61
Diluted weighted average common stock outstanding	39,973	40,240	39,903	40,163

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
In April 2020, the Company adopted the Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (the “amended plan”). The amended plan increases the number of shares of common stock authorized for issuance by an additional 2,088 shares. The Company’s stockholders approved the amended plan on June 2, 2020.
During the nine months ended September 30, 2020 and 2019, 0 and 337 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $19.00. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. For equity awards issued under the 2012 Plan, the grant date fair value was calculated based on a weighted analysis of (i) publicly-traded companies in a similar line of business to the Company (market comparable method)—Level 2 inputs, and (ii) discounted cash flows of the Company—Level 3 inputs. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $941 and $652 of compensation expense for the restricted stock during the three months ended September 30, 2020 and 2019, respectively. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $2,910 and $2,196 of compensation expense for the restricted stock during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Company had unrecognized compensation expense of $4,612 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2020	$922
2021	2,317
2022	864
2023	509
2024	—
Total	$4,612

The following table summarizes restricted stock activity under the Plans from December 31, 2019 through September 30, 2020:

	Number of Shares	Weighted Average
Unvested, December 31, 2019	2,618	$6.91
Granted	—	$—
Vested	(324)	$11.77
Forfeited	(57)	$13.16
Unvested, September 30, 2020	2,237	$4.85

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
For the three months ended September 30, 2020 and 2019, the effective tax rate was approximately 5.1% and 19.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the nine months ended September 30, 2020 and 2019, the effective tax rate was approximately 12.0% and 20.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and nine months ended September 30, 2020 and 2019, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks, state apportionment changes and the gain on bargain purchase, among other items.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At September 30, 2020 and December 31, 2019, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of September 30, 2020 and December 31, 2019, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of September 30, 2020 and December 31, 2019 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of September 30, 2020 or December 31, 2019. The Company is open to examination by taxing authorities beginning with the 2014 tax year.

NOTE 15 — Concentrations
As of September 30, 2020, two customers accounted for 95% of the Company’s total accounts receivable. As of December 31, 2019, two customers accounted for 81% of the Company’s total accounts receivable.
During the three months ended September 30, 2020, 85% of the Company’s revenues were earned from three customers. During the three months ended September 30, 2019, 82% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2020, 69% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2019, 74% of the Company’s revenues were earned from four customers.
As of September 30, 2020, three vendors accounted for 59% of the Company’s accounts payable.  As of December 31, 2019, one vendor accounted for 26% of the Company’s accounts payable.
During the three months ended September 30, 2020, two suppliers accounted for 70% of the Company’s cost of goods sold. During the three months ended September 30, 2019, two suppliers accounted for 57% of the Company’s cost of goods sold. During the nine months ended September 30, 2020, two suppliers accounted for 64% of the Company’s cost of goods

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
sold. During the nine months ended September 30, 2019, two suppliers accounted for 53% of the Company’s cost of goods sold.
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

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at September 30, 2020 are as follows:

Remainder of 2020	$—
2021	2,418
2022	2,466
2023	2,716
2024	2,469
Thereafter	30,117
Total	$40,186

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
U.S. Well Services, LLC
On January 14, 2019, Smart Sand, Inc. (plaintiff) filed suit against U.S. Well Services, LLC (defendant) (“U.S. Well”) in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]). In the suit, plaintiff alleges that defendant is in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement and is seeking unspecified monetary damages and other appropriate relief. Plaintiff is also seeking a declaratory judgment that the relevant agreements continued in full force and effect (until the term expired on April 30, 2020) despite defendant’s purported notice of termination to the contrary. Defendant has filed an Answer, Affirmative Defenses and Amended Counterclaim seeking unspecified monetary damages and declaratory relief. Discovery is substantially complete and the Company intends to continue to vigorously prosecute its claims and defend against U.S. Well’s counterclaims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.
The Company recorded $0 and $16,343 of revenue for the three months ended September 30, 2020 and 2019, respectively, related to U.S. Well. The Company recorded $17,170 and $31,893 of revenue for the nine months ended September 30, 2020 and 2019, respectively, related to U.S. Well. As of September 30, 2020 and December 31, 2019, $54,592 and $37,422 of accounts and unbilled receivables, respectively, is attributable to U.S. Well. Amounts recorded as accounts receivable do not represent the full amounts sought in this lawsuit.

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

Overview

The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics and wellsite storage solutions through our SmartSystemsTM products. We currently market our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies, sell our sand under a combination of take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage and management solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos and SmartPathTM transloader, and the industry experience of our senior management team make us a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
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
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems products provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXLTM silo systems, SmartPath transloader, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system, and we believe the system has the ability to keep up with any hydraulic fracturing operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem TrackerTM, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.

Business Combination

On September 18, 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”), for aggregate consideration of approximately $2.1 million. In satisfaction of the purchase price, we issued to Eagle 1,503,759 shares of our common stock. The number of shares issued was determined by the weighted average trading price of the Company’s common stock over the twenty days preceding the date of the acquisition. We determined our acquisition of Eagle Proppants Holdings is not a significant acquisition in accordance with the final rules adopted as part pf the SEC’s disclosure effectiveness initiative. Management does not believe that pro forma financial information would enhance a user’s understanding of the acquired business and has not included pro forma financial information in this discussion.
The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility.
The estimated aggregate fair value of the net assets acquired is $41.9 million, which exceeds the total consideration and results in a bargain purchase gain of $39.9 million on the acquisition date, which is included in net income for the three and nine months ended September 30, 2020.
In connection with our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a $5.0 million Acquisition Liquidity Support Facility. We may draw on the Acquisition Liquidity Support Facility to support our working capital needs of the acquired business during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any outstanding amounts borrowed will amortize over the following three years. There were no borrowings outstanding on this facility as of September 30, 2020.
We believe this acquisition broadens our mine to wellsite capabilities by adding high quality sand mining and processing assets coupled with enhanced logistics options that provide direct access to an additional Class I rail line. We believe these additional mining and logistics resources help secure our ability to be the preferred provider of Northern White Sand in the proppants market. With this acquisition we believe we will be able to expand our footprint into new basins, gain access to new and enhanced logistics options, broaden our customer base and complement our mine to wellsite supply and logistics capabilities.

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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Revenues	$23,409	$65,690	$(42,281)	(64)%
Cost of goods sold	18,227	38,555	(20,328)	(53)%
Gross profit	5,182	27,135	(21,953)	(81)%
Operating expenses:
Salaries, benefits and payroll taxes	2,058	2,958	(900)	(30)%
Depreciation and amortization	440	623	(183)	(29)%
Selling, general and administrative	3,933	2,693	1,240	46%
Change in the estimated fair value of contingent consideration	—	(1,215)	1,215	(100)%
Impairment loss	—	7,628	(7,628)	(100)%
Total operating expenses	6,431	12,687	(6,256)	(49)%
Operating (loss) income	(1,249)	14,448	(15,697)	(109)%
Other income (expenses):
Gain on bargain purchase	39,889	—	39,889	Not meaningful
Interest expense, net	(497)	(968)	471	(49)%
Other income	80	15	65	433%
Total other expenses, net	39,472	(953)	40,425	(4,242)%
Income before income tax expense	38,223	13,495	24,728	183%
Income tax expense	1,941	2,569	(628)	(24)%
Net income	$36,282	$10,926	$25,356	232%

    Revenues
Revenues were $23.4 million for the three months ended September 30, 2020, during which time we sold approximately 309,000 tons of sand. Revenues for the three months ended September 30, 2019 were $65.7 million, during which time we sold approximately 611,000 tons of sand. The key factors contributing to the decrease in revenues for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 were as follows:
•Sand sales revenue decreased from $29.7 million for the three months ended September 30, 2019 to $12.4 million for the three months ended September 30, 2020 as a result of lower total volumes sold. The volumes sold during the third quarter of 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $4.1 million for the three months ended September 30, 2020 compared to $20.4 million for the three months ended September 30, 2019. The decrease in logistics revenue was due primarily to depressed oil prices and the COVID-19 coronavirus pandemic.
•We had $6.8 million of contractual shortfall revenue for the three months ended September 30, 2020 compared to $15.6 million of contractual shortfall revenue for the three months ended September 30, 2019. Our customer contracts

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
    Cost of Goods Sold
Cost of goods sold was $18.2 million and $38.6 million for the three months ended September 30, 2020 and 2019, respectively. Cost of goods sold decreased for the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to lower overall sales volumes and expense reduction efforts put in place.
    Gross Profit
Gross profit was $5.2 million for the three months ended September 30, 2020, compared to $27.1 million for the three months ended September 30, 2019. The decline in profitability for the three months ended September 30, 2020 was primarily due to lower total volumes sold in the current period.
    Operating Expenses
Operating expenses were $6.4 million and $12.7 million for the three months ended September 30, 2020 and 2019, respectively. Salaries, benefits, and payroll taxes declined by $0.9 million due to headcount and salary reductions, which was partially offset by $0.8 million in acquisition costs related to our acquisition of Eagle Proppants Holdings. There was no adjustment to the fair value of contingent consideration in the current period and depreciation and amortization and selling, general and administrative expenses remained relatively constant year over year.
Operating expenses for the three months ended September 30, 2019 include an impairment charge of $7.6 million related to the Quickload system that we acquired in connection with our acquisition of Quickthree in 2018. We had no plans to actively market the Quickload system, which resulted in the impairment charge. All developed technology intangible assets related to the Quickload system have been impaired of as of September 30, 2019.
Gain on Bargain Purchase
During the three months ended September 30, 2020, we recorded a gain on bargain purchase of $39.9 million related to our acquisition of Eagle Proppants Holdings. The gain was a result of the total fair value of net assets acquired in the transaction of $41.9 million, which exceeded the total consideration paid to Eagle for such assets of $2.1 million.
Interest Expense
We incurred $0.5 million and $1.0 million of net interest expense for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest expense for the three months ended September 30, 2020 was primarily due to reduced interest rates and lower total debt outstanding.
    Income Tax Expense
For the three months ended September 30, 2020 and 2019, our effective tax rate was approximately 5.1% and 19.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items. The bargain purchase gain related to our acquisition of Eagle Proppants Holdings that we recorded during the three months ended September 30, 2020 is not taxable.
    Net Income
Net income was $36.3 million and $10.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase in net income for the three months ended September 30, 2020 as compared to net income for the same period in the prior year was primarily due to the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings, partially offset by lower tons sold in the current period and impairment of intangible assets in the prior period.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Revenues	$97,003	$185,406	$(88,403)	(48)%
Cost of goods sold	71,221	122,228	(51,007)	(42)%
Gross profit	25,782	63,178	(37,396)	(59)%
Operating expenses:
Salaries, benefits and payroll taxes	7,115	8,466	(1,351)	(16)%
Depreciation and amortization	1,354	1,954	(600)	(31)%
Selling, general and administrative	10,393	8,283	2,110	25%
Change in the estimated fair value of contingent consideration	(1,020)	(2,757)	1,737	(63)%
Impairment loss	—	7,628	(7,628)	(100)%
Total operating expenses	17,842	23,574	(5,732)	(24)%
Operating income	7,940	39,604	(31,664)	(80)%
Other income (expenses):
Gain on bargain purchase	39,889	—	39,889	Not meaningful
Interest expense, net	(1,576)	(2,943)	1,367	(46)%
Other income	162	89	73	82%
Total other expenses, net	38,475	(2,854)	41,329	(1,448)%
Income before income tax expense	46,415	36,750	9,665	26%
Income tax expense	5,576	7,515	(1,939)	(26)%
Net income	$40,839	$29,235	$11,604	40%
    Revenues
Revenues were $97.0 million for the nine months ended September 30, 2020, during which time we sold approximately 1,273,000 tons of sand. Revenues for the nine months ended September 30, 2019 were $185.4 million, during which time we sold approximately 2,000,000 tons of sand. The key factors contributing to the decrease in revenues for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 were as follows:
•Sand sales revenue decreased from $86.7 million for the nine months ended September 30, 2019 to $50.8 million for the nine months ended September 30, 2020 as a result of lower total volumes of sand sold. The volumes sold during the second and third quarter of 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $24.0 million for the nine months ended September 30, 2020 compared to $61.1 million for the nine months ended September 30, 2019. The decrease in logistics revenue was due to lower total volumes sold.
•We had $22.1 million of contractual shortfall revenue for the nine months ended September 30, 2020 compared to $37.7 million of contractual shortfall revenue for the nine months ended September 30, 2019. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

    Cost of Goods Sold
Cost of goods sold was $71.2 million and $122.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Cost of goods sold decreased for the nine months ended September 30, 2020 as compared to the same period in September 30, 2019, primarily due to lower freight costs from reduced total sales volumes driven by lower oil prices and due to oversupply and lower demand due to the COVID-19 coronavirus pandemic.
    Gross Profit
Gross profit was $25.8 million and $63.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease in gross profit for the nine months ended September 30, 2020 was primarily due to lower total sales volumes and reduced shortfall revenue.
    Operating Expenses
Operating expenses were $17.8 million and $23.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Salaries, benefits and payroll taxes were reduced to $7.1 million, as compared to $8.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, as we reduced headcount and salaries for all employees. Depreciation and amortization decreased from $2.0 million for the nine months ended September 30, 2019 to $1.4 million for the nine months ended September 30, 2020 primarily as a result of reduced amortization of certain intangible assets that were previously impaired. Selling, general and administrative expenses increased from $8.3 million for the nine months ended September 30, 2019 to $10.4 million for the nine months ended September 30, 2020, primarily as a result of increased professional fees due primarily to ongoing litigation and acquisition costs related to our purchase of Eagle Proppants Holdings.
Operating expenses for the nine months ended September 30, 2019 include an impairment charge of $7.6 million related to the Quickload system that we acquired in connection with our acquisition of Quickthree in 2018. We had no plans to actively market the Quickload system, which resulted in the impairment charge. All developed technology intangible assets related to the Quickload system have been impaired of as of September 30, 2019.
Gain on Bargain Purchase
During the nine months ended September 30, 2020, we recorded a gain on bargain purchase of $39.9 million related to our acquisition of Eagle Proppants Holdings. The gain was a result of the total fair value of net assets acquired in the transaction of $41.9 million, which exceeded the total consideration paid to Eagle for such assets of $2.1 million.
Interest Expense
We incurred $1.6 million and $2.9 million of net interest expense for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease in interest expense for the three months ended September 30, 2020 was primarily due to reduced interest rates on lower average total debt outstanding.
    Income Tax Expense
For the nine months ended September 30, 2020 and September 30, 2019, our effective tax rate was approximately 12.0% and 20.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, carrybacks and state apportionment changes, among other items. The bargain purchase gain related to our acquisition of Eagle Proppants Holdings that we recorded during the nine months ended September 30, 2020 is not taxable.
    Net Income
Net income was $40.8 million and $29.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net income for the nine months ended September 30, 2020 as compared to net income for the same period in the prior year was primarily due to the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings, partially offset by lower tons sold during the current period and impairment of intangible assets in the prior period.

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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$36,282	$10,926	$40,839	$29,235
Depreciation, depletion and amortization	5,529	6,992	16,466	19,885
Income tax expense	1,941	2,569	5,576	7,515
Interest expense	506	969	1,605	2,947
Franchise taxes	63	56	212	234
EBITDA	$44,321	$21,512	$64,698	$59,816
Gain (loss) on sale of fixed assets	(27)	(15)	248	(41)
Equity compensation (1)	832	663	2,600	2,047
Acquisition and development costs (2)	823	(1,208)	145	(2,732)
Non-cash impairment of intangible asset	—	7,628	—	7,628
Gain on bargain purchase	(39,889)	—	(39,889)	—
Cash charges related to restructuring and retention of employees	—	—	82	82
Accretion of asset retirement obligations	88	178	239	623
Adjusted EBITDA	$6,148	$28,758	$28,123	$67,423
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)Includes acquisition cost of $817 and $875 for the three and nine months ended September 30, 2020 and acquisition and development costs of $1,023, offset by $1,020 fair value adjustment of contingent consideration for the nine months ended September 30, 2020. The three and nine months ended September 30, 2019 include adjustments to the fair value of contingent consideration of $1,215 and $2,757, respectively.
____________________

Adjusted EBITDA was $6.1 million for the three months ended September 30, 2020 compared to $28.8 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA for the three months ended September 30, 2020, as compared to the corresponding period in the prior year, was primarily due to lower total volumes sold and decreased shortfall revenue in the current period.
Adjusted EBITDA was $28.1 million for the nine months ended September 30, 2020 compared to $67.4 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA for the nine months ended September 30, 2020, as compared to the corresponding period in the prior year, was primarily due to lower total volumes sold and lower shortfall revenue in the current period.

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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$23,409	$65,690	$97,003	$185,406
Cost of goods sold	18,227	38,555	71,221	122,228
Gross profit	5,182	27,135	25,782	63,178
Depreciation, depletion, and accretion of asset retirement obligations	5,177	6,547	15,351	18,554
Contribution margin	$10,359	$33,682	$41,133	$81,732
Contribution margin per ton	$33.52	$55.13	$32.31	$40.87
Total tons sold	309	611	1,273	2,000

Contribution margin was $10.4 million and $33.7 million, or $33.52 and $55.13 per ton sold, for the three months ended September 30, 2020 and 2019, respectively. The decrease in overall contribution margin was due primarily to lower total volumes sold. The lower contribution margin per ton in the current period was due to the contribution margin being spread over reduced total volumes sold during the period and decreased shortfall revenue.
Contribution margin was $41.1 million and $81.7 million, or $32.31 and $40.87 per ton sold, for the nine months ended September 30, 2020 and 2019, respectively. The decrease in contribution margin was due primarily to lower total tons sold in the current period. The contribution margin per ton sold was lower for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year. The current period was negatively impacted by lower total volumes and decreased shortfall revenue.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow generated from operations and available borrowings under the ABL Credit Facility and the Acquisition Liquidity Support Facility. As of September 30, 2020, cash on hand was $11.0 million and we had $9.6 million in undrawn availability on our ABL Credit Facility and $5.0 million in undrawn availability on the Acquisition Liquidity Support Facility.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Working Capital
The following table presents the components of our working capital as of September 30, 2020 compared to December 31, 2019.

	September 30, 2020	December 31, 2019
	(in thousands)
Total current assets	$111,381	$92,177
Total current liabilities	40,981	40,018
Working capital	$70,400	$52,159

Our working capital was $70.4 million at September 30, 2020 compared to $52.2 million at December 31, 2019.  The increase in working capital was primarily due to cash collections and reductions in spending efforts as certain vendor and lease contracts were modified. As of September 30, 2020 and December 31, 2019, $54.6 million and $37.4 million, respectively, of total accounts and unbilled receivables is attributable to a customer with which we have pending litigation.

Summary Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$22,224	$40,328
Net cash used in investing activities	$(7,393)	$(19,518)
Net cash used in financing activities	$(6,476)	$(20,178)
    Net Cash Provided by Operating Activities
Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2020, which included net income of $40.8 million, net non-cash items of $(20.2) million, and a decrease of $1.6 million in operating assets and liabilities.
Net cash provided by operating activities was $40.3 million for the nine months ended September 30, 2019. Operating cash flows include net income of $29.2 million offset by cost of goods sold, general and administrative expenses and cash interest expense, adjusted for changes in working capital.
    Net Cash Used in Investing Activities
Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2020, which was primarily for manufacturing of our SmartDepot silos.
Net cash used in investing activities was $19.5 million for the nine months ended September 30, 2019, which was primarily for manufacturing of our SmartDepot silos and plant upgrades and maintenance capital.

    Net Cash Used in Financing Activities
Net cash used in financing activities was $6.5 million for the nine months ended September 30, 2020, which consisted primarily of $2.5 million of net repayments on our ABL Credit Facility, $2.7 million of net repayment for notes payable and finance leases, $1.0 million of share repurchases, and $0.3 million of payments of contingent consideration related to the manufacture of our SmartSystem equipment.

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

Indebtedness
The follow summarizes the maturity of our debt:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance Leases	Total
	(in thousands)
Remainder 2020	$767	$—	$503	$30	$1,300
2021	3,406	—	3,177	122	6,705
2022	3,620	—	3,196	116	6,932
2023	3,847	—	2,241	234	6,322
2024	7,537	—	1,144	—	8,681
Thereafter	382	—	—	—	382
Total	$19,559	$—	$10,261	$502	$30,322

Oakdale Equipment Financing
On December 13, 2019, we received net proceeds of $23.0 million in an equipment financing arrangement with Nexseer. Substantially all of our mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. We used the net proceeds to repay in full and terminate the Former Credit Facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing matures on March 13, 2025.
ABL Credit Facility
On December 13, 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of September 30, 2020 was $20.0 million and is based on our eligible accounts receivable and inventory. As of September 30, 2020, there were no amounts outstanding under the ABL Credit Facility, $1.1 million letters of credit and $9.6 million was available to be drawn. We use this facility primarily as a source for working capital needs. There were no borrowings during the three months ended September 30, 2020. The weighted average interest rate on borrowings for the nine months ended September 30, 2020 was 3.31%.
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
Acquisition Liquidity Support Facility
In connection our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any amounts outstanding will amortize over the following three years. The facility bears interest at 6.00% during the draw period and 8.00% during the repayment period. There were no borrowings outstanding on this facility as of September 30, 2020.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Capital Requirements
The recent decline in oil prices resulting from a combination of oversupply from Russia and Saudi Arabia and reduced demand related to the COVID-19 coronavirus pandemic has led many exploration and production companies and oilfield service companies to announce plans to slow or stop well completions activity. In response, we have reduced our total capital expenditure budget by up to $20 million for the year ended December 31, 2020, including a significant reduction in our SmartSystems manufacturing plans. We now estimate that full year 2020 capital expenditures will be less than $10.0 million. For the nine months ended September 30, 2020, we spent approximately $7.4 million on capital expenditures.

Share Repurchases
We are authorized to repurchase shares through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. On November 8, 2018, the Company announced that the board of directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock during the twelve-month period following the announcement of the share repurchase program. On September 11, 2019, the board of directors reauthorized the existing share repurchase program for an additional twelve months. At September 30, 2020, the maximum number of shares that the Company may repurchase under the current repurchase authority was 633,500 shares. There were no shares repurchased during the three months ended September 30, 2020.
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

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $10.4 million and $7.9 million at September 30, 2020 and December 31, 2019, respectively. The increase in performance bonds was primarily due to our acquisition of Eagle Proppants Holdings.

Contractual Obligations
As of September 30, 2020, we had contractual obligations for the Oakdale Equipment Financing, ABL Credit Facility, Acquisition Liquidity Support Facility, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels at our wet processing plant. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced to meet demand in the winter months. These

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. During the fourth quarter of 2017, we finished construction of a new wet plant, which is an indoor facility that allows us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. In addition, the wet plant at the facility we acquired in Utica, Illinois as a result of our acquisition of Eagle Proppants Holdings is also an indoor facility allowing for year-round operation. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration
For the nine months ended September 30, 2020, revenue from Rice Energy (a subsidiary of EQT Corporation), Liberty, and U.S. Well Services accounted for 29.4%, 20.5%, and 18.9%, respectively, of total revenue. For the nine months ended September 30, 2019, sales to Liberty, Rice Energy, and U.S. Well Services accounted for 26.5%, 19.0%, and 17.2%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2020.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to; existing sand reserves and their impact on calculating the depletion expense under the units-of-production method; depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets, impairment considerations of assets (including impairment of identified intangible assets and other long-lived assets); estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2020 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

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
There have been no other changes in internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and nine months ended September 30, 2020.

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
A substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract. We are currently in litigation with such customer regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of September 30, 2020 and December 31, 2019, $54.6 million and $37.4 million, respectively, of accounts and unbilled receivables were from the foregoing customer.

Risks Related to our Recent Acquisition

Our acquisition of Eagle Oil and Gas Proppants Holdings LLC may not achieve its intended results, and we may be unable to successfully integrate the operations of Eagle Oil and Gas Proppants Holdings LLC.

On September 18, 2020, we entered into an equity purchase and sale agreement with Eagle Materials Inc. pursuant to which we acquired all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, which, together with its subsidiaries, constituted the entirety of the assets and operations of the oil and gas proppants business of Eagle Materials Inc., from Eagle Materials Inc. in exchange for aggregate consideration of approximately $2.1 million. In satisfaction of the purchase price, we issued to Eagle 1,503,759 shares of our common stock. The primary assets of Eagle Oil and Gas Proppants Holdings LLC and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility.

We expect that the acquisition of Eagle Oil and Gas Proppants Holdings LLC will result in various benefits, including, among other things, expanding our asset base. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we can integrate the business of Eagle Oil and Gas Proppants Holdings LLC in an efficient and effective manner.

Our results of operations could be adversely affected by any issues attributable to Eagle Oil and Gas Proppants Holdings LLC’s operations that arise from or are based on events or actions that occurred prior to the closing of the acquisition, including unknown liabilities of Eagle Oil and Gas Proppants Holdings LLC or its subsidiaries. The integration process is subject to a number of uncertainties, and no assurance can be given whether anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results, and prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2020, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
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
The program allows us to repurchase shares at our discretion. Market conditions, price, corporate and regulatory requirements, alternative investment opportunities, and other economic conditions will influence the timing of the repurchase and the number of shares repurchased, if any. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable securities laws and other legal requirements, may be suspended or terminated at any time without prior notice. The following table presents specified information about the Company’s repurchases of ordinary shares for the three months ended September 30, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
July 2020	—	$—		633,500
August 2020	—	$—		633,500
September 2020	—	$—	—	633,500
Total	—	$—	—

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

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

2.1
Equity Purchase and Sale Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

3.1
Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1
Loan and Security Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

10.2*‡	Second Amendment to Master Product Purchase Agreement and second amendment to Railcar Usage Agreement, dated September 28, 2020, by and between Smart Sand, Inc. and Rice Drilling B, LLC
10.3*	First Amendment to ABL Credit Agreement, dated July 8, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC
10.4*	Second Amendment to ABL Credit Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC
10.5*
Guarantee and Collateral Agreement Supplement, dated September 18, 2020, by and between Eagle Oil and Gas Proppants Holdings LLC and Northern White Sand LLC, and CRS Proppants LLC, and Jefferies Finance LLC

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

Smart Sand, Inc.

November 9, 2020	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

November 9, 2020	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)