Form 10-K
period 2020-12-31
Smart Sand, Inc.
filed 2021-03-03
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2020
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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s second fiscal quarter of 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,081,954 based on the closing price of $1.05 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of February 24, 2021 was 43,410,521.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

“Former Credit Agreement”, “Former Credit Facility”	The $45 million 3-year senior secured revolving credit facility (the “Former Credit Facility”) under a revolving credit agreement, dated December 8, 2016, with Jefferies Finance LLC, as administrative and collateral agent (as amended, the “Former Credit Agreement”). The Former Credit Facility was paid in full and terminated with proceeds from the Oakdale Equipment Financing.

“Loan Agreement”, “Acquisition Liquidity Support Facility”	In connection with the Company’s acquisition of Eagle Oil and Gas Proppants Holdings LLC from Eagle Materials Inc., which acquisition was completed on September 18, 2020, the Company, as borrower, entered into a Loan and Security Agreement, dated September 18, 2020 (the “Loan Agreement”), with Eagle Materials Inc., as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve month period ending September 19, 2021 (the “Acquisition Liquidity Support Facility”).

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FCA”, “DAT”, “DAP”	Free Carrier, Delivered at Terminal, Delivered at Place, respectively, Incoterms 2010.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

Disclaimer Regarding Forward-looking Statements and Risk Factor Summary
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate’’, “estimate’’, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expected, including without limitation:
•fluctuations in demand for frac sand;
•the cyclical nature of our customers’ businesses;
•operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; pit wall failures or rock falls: or unanticipated ground, grade or water conditions;
•our dependence on our Oakdale mine and processing facility for a significant portion of our current sales;
•the level of activity in the oil and natural gas industries;
•the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•increased competition from new or existing sources of frac sand supply, including frac sand mines in locations such as the Permian Basin of West Texas, and elsewhere;
•federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations, including restrictions on oil and gas development and possible bans on hydraulic fracturing;
•potential negative outcomes under our current or future litigation;
•actions by the Organization of the Petroleum Exporting Countries, or OPEC;
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

•border restrictions;
•global pandemics, including the ongoing COVID-19 coronavirus pandemic;
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
•the results of political and civil unrest;
•fluctuations in our sales and results of operations due to seasonality and other factors;
•interruptions or failures in our information technology systems, including cyber-attacks;
•the impact of a international or domestic terrorism or armed conflict;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
•our business and financial performance depend on the level of activity in the oil and natural gas industry;
•a substantial portion of our revenues have been generated under contracts with a limited number of customers;
•we are exposed to the credit risk of our customers;
•our proppant sales are subject to fluctuations in market pricing;
•we face significant competition that may cause us to lose market share;
•we may be required to make substantial capital expenditures to maintain and grow our asset base and we may not realize enough of a return on such capital expenditures to cover their costs;
•the inability to obtain needed capital or financing on satisfactory terms, or at all;
•inaccuracies in estimates of volumes and qualities of our sand reserves could result in lower than expected sales and higher than expected cost of production;
•if we are unable to make acquisitions on economically acceptable terms, our future growth would be limited;

•restrictions in our ABL Credit Facility may limit our ability to capitalize on potential acquisitions and other business opportunities;
•we face distribution and logistical challenges in our business;
•we may be adversely affected by decreased demand for frac sand due to the development of effective alternative proppants or new processes to replace hydraulic fracturing;
•an increase in the supply of frac sand having similar characteristics as the frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all;
•a substantial portion of our accounts and unbilled receivables consists of shortfall payments due from one customer under a long-term take-or-pay contract, which is currently subject to litigation;
•our long-term take-or-pay contracts may preclude us from taking advantage of increasing prices for frac sand or mitigating the effect of increased operational costs during the term of those contracts;
•our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured;
•increases in the price or a significant interruption in the supply of natural gas, electricity or any other energy sources of which our production process consumes large amounts;
•increases in the price of diesel fuel;
•a facility closure entails substantial costs, and if we close our facility sooner than anticipated, our results of operations may be adversely affected;
•our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties;
•a shortage of skilled labor together with rising labor costs in the excavation industry, which may further increase operating costs;
•our business may suffer if we lose, or are unable to attract and retain, key personnel;
•failure to maintain effective quality control systems at our mining, processing and production facilities;
•seasonal and severe weather conditions;
•our cash flow fluctuates on a seasonal basis;
•we do not own the land on which our Van Hook, North Dakota terminal facility is located;
•a terrorist attack or armed conflict;
•diminished access to water;
•we may be subject to interruptions or failures in our information technology systems, including cyber-attacks;
•if we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage;
•we may be adversely affected by disputes regarding intellectual property rights of third parties;
•we currently rely on a limited number of suppliers for certain equipment and materials to build our SmartSystems, and our reliance on a limited number of suppliers for such equipment and materials exposes us to risks including price and timing of delivery;
•unsatisfactory safety performance may negatively affect our customer relationships and cause us to fail to retain existing customers or attract new customers;
•we may be subject to legal claims, such as personal injury and property damage;
•a financial downturn could negatively us;

•our acquisition of Eagle Oil and Gas Proppants Holdings LLC (“Eagle Proppants Holdings”) may not achieve its intended results, and we may be unable to successfully integrate the operations of Eagle Proppants Holdings;
•our future results will suffer if we do not effectively manage our expanded operations;
•federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, such as oil and gas leasing moratoriums, and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our customers, which could cause a decline in the demand for our frac sand;
•we and our customers are subject to extensive regulations, including environmental and occupational health and safety regulations, that impose, and will continue to impose, significant costs and liabilities, and future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities;
•we are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of our operations;
•our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.
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

PART I
ITEM 1. — BUSINESS

The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and our SmartSystemsTM wellsite proppant storage capabilities. We market our products and services primarily to oil and natural gas exploration and production companies and oilfield service companies, sell our sand under a combination of long-term take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader and the industry experience of our senior management team make us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 315 million tons of proven recoverable sand reserves as of December 31, 2020. We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
In September 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The New Auburn, Wisconsin mine is currently not producing sand.
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
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers.
For the years ended December 31, 2020, 2019 and 2018, we generated net income of approximately $38.0 million, $31.6 million and $20.1 million, respectively, and Adjusted EBITDA of approximately $20.5 million, $87.1 million and $67.8 million, respectively. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, please read “Note Regarding Non-GAAP Financial Measures.”  For more financial information about our business, please read “Selected Financial Data.”
Business Combination
On September 18, 2020, we acquired from Eagle all of the issued and outstanding interests in Eagle Proppants Holdings for aggregate consideration of approximately $2.1 million. In satisfaction of the purchase price, we issued to Eagle 1,503,759 shares of our common stock. The number of shares issued was determined by the weighted average trading price of the Company’s common stock over the twenty days preceding the date of the acquisition.
We determined our acquisition of Eagle Proppants Holdings is not a significant acquisition in accordance with the final rules adopted as part of the SEC’s disclosure effectiveness initiative. Management does not believe that pro forma financial information would enhance a user’s understanding of the acquired business and has not included pro forma financial information in this discussion.
The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility.
The estimated aggregate fair value of the net assets acquired is $41.7 million, which exceeds the total consideration and results in a bargain purchase gain of $39.6 million on the acquisition date, which is included in net income for the year ended December 31, 2020.
In connection with our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a $5.0 million Acquisition Liquidity Support Facility. We may draw on the Acquisition Liquidity Support Facility to support the working capital needs of the acquired business during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any outstanding amounts borrowed will amortize over the following three years. There were no borrowings outstanding on this facility as of or during the year ended December 31, 2020.
We believe this acquisition broadens our mine to wellsite capabilities by adding high quality sand mining and processing assets coupled with enhanced logistics options that provide direct access to an additional Class I rail line. We believe these additional mining and logistics resources help secure our ability to be the preferred provider of Northern White Sand in the proppants market. With this acquisition, we believe we will be able to expand our footprint into new basins, gain access to new and enhanced logistics options, broaden our customer base and complement our mine to wellsite supply and logistics capabilities.

Market
During the second half of 2018, the demand for Northern White sand decreased from historical levels, which we believe was due primarily to insufficient takeaway capacity for the incremental increases in oil and natural gas production coming online, along with increased availability of regional sand as a source of proppant in the Permian basin. Additionally, oil and natural gas companies reduced their spending in the latter portion of the year due to strong spending in the first half of 2018, decreasing oil prices in the fourth quarter of 2018 and demands from their investors for more disciplined capital spending. Demand briefly recovered during the summer of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows. During the first quarter of 2020, demand again briefly increased before declining due to oil prices dropping to all-time lows as a result of decreased demand for oil from the COVID-19 coronavirus pandemic, as well as a temporary increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide, which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. Subsequently, Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil. While oil and natural gas prices have recently risen as a result of supply-led OPEC policy, the ongoing rollout of a COVID-19 vaccine and multinational economic stimulus actions, such prices are expected to continue to be volatile as a result of these events, and we cannot predict when prices will stabilize.

Increased supply of sand coupled with lower oil demand has resulted in lower demand for our products and has led to reduced interest in long term contracts as customers have instead trended toward purchasing their frac sand supply in the spot market at market prices.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota and Illinois, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White frac sand. We expect demand for our frac sand to continue to be supported from customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe the development of North America’s unconventional oil and natural gas reservoirs will continue to grow and increased proppant usage per well trends will continue, particularly with respect to finer 100 mesh and 40/70 mesh sizes. Finally, we believe that the adoption of our SmartSystems in the marketplace will allow us to sell more sand through packaging it with our last mile solutions.

Business Strategies
Our principal business objective is to be the premier provider of sustainable frac sand supply and logistics solutions to our customers. We do this through supporting our existing customers, expanding our market share, being a low-cost producer of high-quality Northern White Sand, maintaining low debt leverage and managing efficient and sustainable supply chain logistics from the mine to the wellsite. We believe that by executing these business strategies, we will be able to increase long-term stockholder value. We expect to achieve this objective through the following business strategies:
•Expanding and optimizing our existing logistics infrastructure and developing additional origination and destination points. We expect to continue to capitalize on our Oakdale facility’s ability to ship on two Class I rail carriers to maximize our product shipment rates, increase our railcar utilization and lower our transportation costs. We have the ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network while also having the ability to ship our frac sand directly to our customers on a second Class I rail carrier through our transloading facility located on the Union Pacific rail network approximately three miles from our Oakdale facility. This access to two Class I rail carriers from Oakdale provides increased delivery options for our customers, greater competition between our rail carriers and potentially lower freight costs.
In September 2020, we significantly expanded our existing logistics infrastructure through the acquisition of Eagle Proppants Holdings, which added new origination and destination points to our existing capabilities. Our newly acquired Peru transload terminal located in close proximity to our newly acquired Utica mine and frac sand processing facility offers additional capability to ship products on a third Class I rail carrier, the BNSF.
In 2018, we added a multi-unit train capable terminal in Van Hook, North Dakota, which we further expanded in 2019. We believe this allows us to be one of the most efficient and low-cost sources of frac sand in the Bakken Formation in the Williston Basin.
Additionally, our SmartSystem wellsite storage and proppant management systems allows us to offer expanded logistics services to our customers.
The benefits of our long-term growth strategy for in-basin delivery of sand include expanding our customer base by marketing through our own terminals, more opportunity for spot sales by forward deploying sand and the opportunity to capture incremental margin on the sale of sand farther down the supply chain by managing the cost of rail, terminal and wellsite storage operations. Additionally, having a presence in-basin gives us an opportunity to have a base of operations from which to market our SmartSystems wellsite proppant storage solutions. Through the expansion of our SmartSystems fleet and addition of new origination and destination options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide our customers with additional delivery and pricing alternatives, including selling product on an “as-delivered” basis to the wellsite.
•Focusing on organic growth by increasing the utilization of our mine and frac sand processing facilities. We intend to continue pursuing opportunities to maximize the value and the utilization of our Oakdale and Utica facilities through the addition of new customers and increased sales volumes. Despite the emergence of regional sand in oil and natural gas producing basins, we believe the proppant market continues to offer attractive long-term growth fundamentals for Northern White frac sand due to its superior well results outweighing the incremental cost savings of regional sand. We believe that coupling our premium proppant with long-term sustainable logistics supply services may mitigate the potential cost savings of using regional sand.
Demand for frac sand dropped to all-time lows in the first half of 2020, following the decline in demand for oil driven by both oversupply from OPEC and reduced demand from the COVID-19 pandemic. During the second half of 2020, demand began to increase as OPEC tensions and government travel restrictions eased. According to Spears and Associates, Inc. (“Spears”), demand in 2021 is expected to continue improving from first half 2020 lows as oil and gas markets continue to stabilize. According to Spears and Associates, Inc. (“Spears”), demand in 2021 is expected to remain steady as oil and gas markets stabilize.
•Focusing on being a low-cost provider and continuing to make process improvements. We continue to focus on being a low-cost provider, which we believe will allow us to compete effectively for sales of frac sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates, (ii) majority of fine mineral reserve deposits, (iii) our facilities proximity to three Class I rail lines creates competition between railroads and other sand logistics infrastructure advantages, and (iv) our low levels of debt. We have strategically designed our operations to provide for low-cost production, including having dryers and wet plants enclosed in our Oakdale and Utica processing facilities that allow for year-round operation at both facilities. This allows us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce the overall cost of production. We continue to invest in capital projects and consider strategic acquisitions that increase efficiencies and offer the opportunity for a high return on investment. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize waste in our processing. We also continue to evaluate other mining techniques to reduce the overall cost of our mining operations.
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
While we continue to look for long-term contract opportunities, we intend to increase focus on shorter term contracts and increase sales in the spot market given the reluctance of our customers to enter into long-term take-or-pay contracts in the current market environment.

Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our Oakdale facility is one of the few frac sand mine and production facilities that has the unique combination of a large high-quality reserve base of primarily fine mesh sand that is contiguous to its production and primary rail loading facilities. We have a minimum implied proven reserve life of approximately 57 years based on our current annual processing capacity of 5.5 million tons at our Oakdale facility.
Our Utica facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have a minimum proven and probable reserve life of approximately 81 years based on our current annual processing capacity of 1.6 million tons at our Utica facility.
We believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh frac sand. We also believe that having our mine, processing facilities and primary rail loading facilities in close proximity provides us with an overall low-cost structure, which enables us to compete effectively for sales of Northern White frac sand and to achieve attractive operating margins.
•Intrinsic logistics advantage. We believe that we are one of the few frac sand producers with a facility custom-designed for the specific purpose of delivering frac sand to all of the major U.S. oil and natural gas producing basins by an on-site rail facility that can simultaneously accommodate multiple unit trains. Our on-site transportation assets at Oakdale include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific. We believe our customized on-site logistical configuration yields lower operating and transportation costs compared to manifest train or single-unit train facilities as a result of our higher railcar utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. In addition, we have a transload facility on a Class I rail line owned by Union Pacific in Byron Township, Wisconsin, approximately three miles from the Oakdale facility. This transload facility, which is also capable of handling multiple unit trains simultaneously, allows us to ship sand directly from Oakdale to our customers on more than one Class I rail carrier. We believe that we are the only sand facility in Oakdale, Wisconsin that has dual-served rail capabilities, which should create competition between our rail carriers and allow us to provide more competitive logistics options for our customers.

Our recently acquired frac sand mine and processing facility and transloading terminal in Illinois adds significant quality reserves and logistics assets that further increase our logistics advantage by providing access to another Class I rail line through our owned, multiple unit train capable Peru transload facility with direct access to the BNSF rail line. Additionally, the CSX, NS rail and barge access on the Illinois River to access the Mississippi River are available within short trucking distances. These additional logistics options give us greater access to operating basins in the Western United States allowing us to offer more competitive pricing to existing and new customers in these markets.
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
Our SmartSystems wellsite proppant storage and management products provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions we offer the SmartDepot and SmartDepotXL silo systems, SmartPath transloader, and our rapid deployment trailers. We have also developed a proprietary software program, the SmartSystem Tracker, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.
We are capable of delivering sand to any onshore operating basin in the United States and Canada. We have direct access to 3 class I rail lines and additional access to 2 other class I rail lines and barge access to the Mississippi River, all of which give us superior advantage over many of our competitors by allowing us to offer more competitive pricing and delivery options to our customers.
•Sufficient liquidity and financial flexibility. We believe we have sufficient liquidity to support our operations and pursue our growth initiatives. As of December 31, 2020, we have cash on hand of $11.7 million. Further, we have a $20 million five-year senior secured asset-based lending credit facility with Jefferies Finance LLC, under which we had undrawn availability of $9.5 million as of December 31, 2020 and no outstanding borrowings. The available borrowing amount under the ABL Credit Facility is based on the Company’s eligible accounts receivable and inventory. The ABL Credit Facility matures on December 13, 2024. Additionally, in connection with our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a $5.0 million Acquisition Liquidity Support Facility. We may draw on the Acquisition Liquidity Support Facility to support our working capital needs of the acquired business during the twelve month period ending September 18, 2021. There were no borrowings outstanding on these facilities as of December 31, 2020 and our total available liquidity among cash and available borrowings was $26.2 million as of December 31, 2020.
•Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing businesses in a variety of operating conditions.
•Focus on safety and environmental stewardship. We are committed to maintaining a culture that prioritizes safety, the environment and our relationship with the communities in which we operate, actions we believe are critical to the success of our business. We are a Tier 1 participant in The Wisconsin Department of Natural Resources’ Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Since 2016, Smart Sand has maintained International Organization for Standardization (“ISO”) ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively, for our Oakdale facility. We also have attained Green Professional status in Wisconsin’s Green Master sustainability recognition program. We are one of a select group of companies who are members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards. In 2021, we expect to report energy consumption information regarding our carbon footprint.

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
We have found that, increasingly, customers are disinclined to enter into long-term contracts for their frac sand supply and have instead trended toward purchasing their frac sand supply in the spot market at market prices. Should our customer base continue to limit their exposure to longer term contracts, we will continue to focus on shorter term contracts and increasing sales in the spot market.
Customers renting SmartSystems are able to tailor the contract, including adjusting the number of SmartDepot silos and SmartPath transloaders to be supplied, to meet their short-term and long-term needs. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met. Our first SmartDepot silos became available in the third quarter of 2018 and the first set was contracted in January 2019.
For the year ended December 31, 2020, Rice Energy (a subsidiary of EQT Corporation), Liberty and U.S. Well Services accounted for 28.1%, 21.7%, and 14.0%, respectively, of total revenue, and the remainder of our revenues were from 20 customers. For the year ended December 31, 2019, Liberty, Rice Energy (a subsidiary of EQT Corporation), Hess Corporation, and U.S. Well Services accounted for 23.8%, 19.0%, 15.5%, and 14.7%, respectively, of our total revenues, and the remainder of our revenues were from 20 customers. For the year ended December 31, 2018, Liberty, EQT, WPX Energy, and Hess accounted for 22.8%, 21.4%, 11.6%, and 10.6%, respectively, of our total revenues, and the remainder of our revenues were from 18 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.” For the years ended December 31, 2020, 2019, and 2018, we generated approximately 83.4%, 92.5%, and 80.1%, respectively, of our revenues from frac sand delivered under long-term take-or-pay contracts.

Capital Plans
We expect to continue expanding our SmartSystems wellsite proppant storage solutions and evaluate other proposed projects and related expenditures, such as improvements at our mines and processing facilities and investments in transload facilities located in various operating basins, in light of customer demand and energy market trends. There can be no assurance, however, that all or any of these initiatives will be executed or that the results therefrom will be materially beneficial to our financial performance.

Industry Trends Impacting Our Business

Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “Proppant Market Report with Frac Market Overview - Q4 2020” published in the first quarter of 2021. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”

Demand Trends

According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 46 million tons in 2020, which is approximately 50% decrease from the 94 million tons Spears reported for 2019. Spears estimates that 2021 demand will be flat with 2020 demand.

Supply Trends

There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2021 in the mining, transloading and logistics businesses.

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

Environmental, Social & Governance
In 2020, we refined our scope of setting a Company objective of adopting a formal Environmental, Social & Governance (“ESG”) program. Smart Sand already has a strong record of environmental performance. In 2014, we joined the Wisconsin Green Tier program, a marquee public/private partnership, under which the Wisconsin Department of Natural Resources worked with us on a plan to meet applicable legal requirements and to improve our facility from an environmental perspective. In addition to documenting seven years of compliant operations, we have worked on, among other things, protecting wetlands, reducing usage and impact of heavy equipment, reducing fuel usage of equipment and vehicles and defining best practices for onsite water management. We are also a member of Wisconsin’s sustainability initiative, Green Masters. As part of this program, we have completed a detailed survey of our sustainability and social responsibility activities and started the process of a complete carbon inventory. As a mining company, we invest and plan for reclamation, ensuring that the land is returned to beneficial use. Smart Sand has held ISO 9001/14001-2015 environmental and quality management systems for the past five years. Smart Sand is also a member of the Wisconsin Industrial Sand Association, a select group of mining companies focused on safety, environmental and public policy.
One of the goals of the United Nations’ Paris Agreement is a carbon neutral world by the year 2050 and we are aligned with this goal. We believe that reducing our carbon footprint will lead to a better world. As a mining company, we are an energy consumer, and we have already seen that we can reduce greenhouse gas emissions by using the best technologies and taking a thoughtful approach to our energy choices. We know that energy consumption is only one part of ethical operations. For additional information regarding the United Nations’ Paris Agreement, see “Item 1A Risk Factors-Risks Related to Environmental, Mining and Other Regulation-Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.”
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

Permits
We operate in a highly regulated environment overseen by many governmental regulatory and enforcement bodies at the local, state and federal levels. To conduct our operations, we are required to have obtained permits and approvals that address environmental, land use and safety issues at our operating facilities. Our current and planned areas for excavation at our mining facilities are permitted for extraction of our proven reserves. Portions of our facilities lie in areas designated as wetlands, which will require additional local, state and federal permits prior to mining and reclaiming those areas.
We also must meet requirements for certain international standards concerning safety, greenhouse gases and rail operations. We have voluntarily agreed to meet the standards of the Wisconsin Department of Natural Resources’ Green Tier program, the National Industrial Sand Association (“NISA”) and the Wisconsin Industrial Sand Association. Further, for Oakdale, we have agreed to meet the standards required to maintain our ISO 9001-2015 and ISO 14001-2015 quality/environmental management system registrations. These voluntary requirements are tracked and managed along with our permits.

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

Major Stockholder
Our largest stockholder is Clearlake Capital Group, L.P., together with its affiliates and related persons (“Clearlake”). Clearlake is a leading private investment firm founded in 2006. With a sector-focused approach, the firm seeks to partner with world-class management teams by providing patient, long-term capital to dynamic businesses that can benefit from Clearlake’s operational improvement approach, O.P.S.® The firm’s core target sectors are industrials, technology, and consumer. Clearlake currently has over $25 billion of assets under management and its senior investment principals have led or co-led over 200 investments. We believe our relationship with Clearlake provides us with a unique resource to effectively compete for acquisitions within the industry by being able to take advantage of their experience in acquiring businesses to assist us in seeking out, evaluating and closing attractive acquisition opportunities over time.

Competition
The proppant industry is highly competitive. Please read “Risk Factors—Risks Inherent in Our Business—We face significant competition that may cause us to lose market share.” There are numerous large and small producers in all sand producing regions of North America with whom we compete, many of which also offer solutions for unloading, storing and delivering proppant to the wellsite. Our main competitors include Badger Mining Corporation, Hi-Crush, Inc., Covia Holdings Corporation, U.S. Silica Holdings, Inc., Black Mountain Sand, Vista Proppants and Logistics, Atlas Sand, Capital Sand Company and Solaris Oilfield Infrastructure, Inc.
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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, we have enclosed, indoor wet plants at both of our processing facilities, which allow us to produce wet sand inventory year-round to support a large portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”

Intellectual Property
Our intellectual property primarily consists of trade secrets, know-how and trademarks. We own patents and have patent applications pending related to our SmartSystems wellsite proppant storage solutions. All of the issued patents have an expiration date after July 2030. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. For a discussion of the impact of our intellectual property, please read “Risk Factors–If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage” and “Risk Factors–We may be adversely affected by disputes regarding intellectual property rights of third parties.”

Insurance
We believe that our insurance coverage is customary for the industry in which we operate and adequate for our business. As is customary in the proppant industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third-party general liability insurance, employer’s liability, business interruption, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. For additional discussion regarding our insurance, please read “Risk Factors–Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.”

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
Climate Change
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). We are unable to predict actions that may be taken by the Federal government however, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations controlling GHG emissions under its existing authority. Compliance with new legislation may require us to incur substantial costs or suspend or terminate our operations.
President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting GHG emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new federal fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of Federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero GHG emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. President Biden also announced that the United States is taking steps to reenter the Paris Agreement.
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
Hydraulic Fracturing
We supply frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an industry practice that is used to stimulate production of oil and natural gas from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities.
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
Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may result in a “take” of endangered or threatened species and provides for substantial penalties in cases where listed species are taken by being harmed. Harm under the ESA includes acts that actually kill or injure wildlife as well as significant habitat modification or degradation that significantly impairs essential behavioral patterns, including breeding, feeding or sheltering. Take prohibitions also protect migratory birds under the MBTA.

The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations and the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities may be located. The United States Fish and Wildlife Service (“USFWS”) is currently reviewing a petition from the Center for Biological Diversity and the Defenders of Wildlife to list the dunes sagebrush lizard as endangered or threatened under the ESA, and on July 16, 2020, issued a 90-day finding that the petition presents substantial information that listing may be warranted and the agency will conduct a more thorough review to determine whether listing may be warranted. If the dunes sagebrush lizard is listed as an endangered or threatened species, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and our and our customers could be required to comply with expensive conservation measures intended to protect the dunes sagebrush lizard and its habitat.

The USFWS has approved several Enhancement of Survival Permits that allow operations in designated habitats to continue if the dunes sagebrush lizard is listed provided that qualification criteria and conservation measures required by such permits are met. One such permit is referred to as the Texas Conservation Plan (“TCP”). The TCP was developed as a voluntary conservation plan for the dunes sagebrush lizard by the Texas Comptroller, which served as the permit holder until the transfer of the TCP to a new permit holder in October 2020. Smart Sand is a participant in the TCP and has enrolled 2,713-acres of its land in Winkler, County, Texas. The USFWS issued a second permit for operations in Texas that may affect the dunes sagebrush lizard in January 2021. The permits cover incidental “take” of the dunes sagebrush lizard associated with oil and gas exploration and development, sand mining, renewable energy development and operations, pipeline construction and operations, local government activities, agricultural activities, and general construction activities within the CCAA permit area that could affect suitable habitat. Smart Sand’s enrollment in the TCP minimizes the potential that new or more stringent conservation measures or land, water, or resource use restrictions beyond the measures and restrictions in the TCP may be required for that property.

To the extent species are listed under the ESA or similar state laws, or are protected under the MBTA, or previously unprotected species are designated as threatened or endangered in areas where we or our customers operate, we could experience increased costs arising from species protection measures and delays or limitations in our or our customers’ performance of operations, which could adversely affect or reduce demand for our frac sand.
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

Employees
As of December 31, 2020, we employed 228 people, of which 28 were employed under collective bargaining agreements. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.

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

Whelan has over 19 years of entrepreneurial experience in mining, technology and renewable energy industries. Mr. Whelan received a B.A. in Marketing from Bloomsburg University and M.S. in Instructional Technology from Bloomsburg University.
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
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced a high level of volatility leading to sustained declines from the highs in the latter half of 2014 to the lows that have continued through 2020.
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
As of January 1, 2021, we were contracted to sell frac sand produced from our Oakdale facility under three long-term take-or-pay contracts with a volume-weighted average remaining life of approximately 17 months. Because we have a small number of customers contracted under long-term take-or-pay contracts, these contracts subject us to counterparty risk. The ability or willingness of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall operations and financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of frac sand for which they have contracted or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, certain of our existing contracts were adjusted in 2020 resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. We are also in litigation with one of our contracted customers over nonpayment of amounts due under its long term contract, which has since expired. If any of our major customers substantially reduces or altogether ceases purchasing our frac sand and we are not able to generate replacement sales of frac sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues, cash flows and financial condition if we are not able to replace these contracts with new sales volumes. Additionally, even if we were to replace any lost contract volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition.
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
Some of our competitors have greater financial and natural other resources than we do. Also, certain of our competitors have recently emerged from bankruptcy and may be able to offer more attractive pricing as a result of lower debt obligations. In addition, our larger competitors may develop technology superior to ours or may have production facilities that offer lower-cost transportation to certain customer locations than we do. When the demand for hydraulic fracturing services decreases or the supply of proppant available in the market increases, prices in the frac sand market can materially decrease. Furthermore, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired and in the future may acquire their own frac sand reserves to fulfill their proppant requirements, and these other market participants may expand their existing frac sand production capacity, all of which would negatively impact demand for our frac sand. In addition, increased competition in the proppant industry could have an adverse impact on our ability to enter into long-term contracts or to enter into contracts on favorable terms. For example, supplies of regional frac sand from our competitors became available in 2018, primarily in the Permian Basin of West Texas.  These supplies have had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines. The reduced ability to sell sand in operating basins with regional sand supply has led to increased competition among our competitors in other basins and could lead to pressure to reduce prices to compete effectively.

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
In addition, our ability to maintain existing debt financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants or borrowing base restrictions contained in our ABL Credit Facility or other current or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our business, results of operations and financial condition.
Even if we are able to maintain existing financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional equity interests may result in significant dilution to our existing common stockholders.
Inaccuracies in estimates of volumes and qualities of our sand reserves could result in lower than expected sales and higher than expected cost of production.
We rely on our independent reserve engineers’ prepared estimates of our reserves based on engineering, economic and geological data assembled and analyzed by our engineers and geologists. However, frac sand reserve estimates are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of reserves and non-reserve frac sand deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable frac sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:
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
Any inaccuracy in our independent reserve engineer’s estimates related to our frac sand reserves or non-reserve frac sand deposits could result in lower than expected sales or higher than expected costs. For example, estimates of our proven and probable recoverable sand reserves assume that our revenue and cost structure will remain relatively constant over the life of our reserves. If these assumptions prove to be inaccurate, some or all of our reserves may not be economically mineable, which could have a material adverse effect on our results of operations and cash flows. In addition, our current customer contracts require us to deliver frac sand that meets certain API and ISO specifications. If estimates of the quality of our reserves, including the volumes of the various specifications of those reserves, prove to be inaccurate, we may incur significantly higher excavation costs without corresponding increases in revenues, we may not be able to meet our contractual obligations, or our facilities may have a shorter than expected reserve life, any of which could have a material adverse effect on our results of operations and cash flows.
Our sand is generated at two facilities and our sales are dependent on delivery by railroads. Any adverse developments at our production facilities, rail terminals, or on any rail line could have a material adverse effect on our business, financial condition and results of operations.
All of our sand sales are currently derived from our facilities near Oakdale, Wisconsin and Utica, Illinois. We also ship a substantial portion of our sand through our rail terminals. Any adverse development at these facilities, our rail terminals, or on any of the rail lines we use to deliver our sand due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at such facilities or terminals, could result in us being unable to meet our contracted sand deliveries. Although we have access to more than one Class I rail line, we may not be able to facilitate all shipments of product from one facility. We maintain insurance coverage to cover a portion of these types of risks; however, there are potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.
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
If significant new reserves of frac sand are discovered and developed, and those frac sands have similar characteristics to the frac sand we produce, we may be unable to renew or replace our existing contracts on favorable terms, or at all. Specifically, if frac sand is oversupplied, our customers may not be willing to enter into long-term take-or-pay contracts, may demand lower prices or both, which could have a material adverse effect on our business, results of operations and financial condition. For example, new supplies of regional frac sand from our competitors became available in 2018, primarily in the Permian Basin of West Texas. These new supplies have had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines. Similarly, the COVID-19 pandemic has caused a historic slowdown in oil and gas activity, which has led to an increase in available proppant supply relative to the reduced demand. The foregoing have led to increased competition among our competitors and could lead to pressure to reduce prices to compete effectively, which could lead to pressure to further reduce prices to compete effectively.
A substantial portion of our accounts receivable consists of shortfall payments due from one customer under a long-term take-or-pay contract, which is currently subject to litigation.
A substantial portion of our accounts receivable consists of shortfall payments due from one customer under a long-term take-or-pay contract, which has since expired. We are currently in litigation with such customer regarding, among other things, nonpayment of shortfall amounts due. Litigation, by its nature, can be costly, time consuming, and unpredictable, and we can provide no assurance that the outstanding amounts due will be collected in a timely manner, if at all. As of December 31, 2020, $54.6 million of accounts receivable were from the foregoing customer.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.
Our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. In addition, our employees could be subject to a COVID-19 outbreak at one or more of our facilities. If any of these events were to occur, we could incur substantial losses because of operational downtime, personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our operations.
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
Energy costs, primarily natural gas and electricity, represented approximately 4.6% of our total cost of goods sold for the year ended December 31, 2020. Natural gas is currently the primary fuel source used for drying in our frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental sanctions, and other oil and natural gas producers, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of propane or natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.
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
A facility closure entails substantial costs, and if we close any of our facilities sooner than anticipated, our results of operations may be adversely affected.
We base our assumptions regarding the life of our facilities on detailed studies that we perform from time to time, but our studies and assumptions may not prove to be accurate. If we close any of our operating facilities sooner than expected, sales may decline. The closure of our operating facilities would involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of our operating facilities, the fixed facility closure costs would be applied to a shorter period of production, which would increase the cost of production per ton produced and could materially and adversely affect our business, results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on estimated costs and requires various estimates and assumptions. If our accruals for expected reclamation and other costs associated with facility closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition may be adversely affected.
Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at our mining and operating facilities. For our extraction and processing in Wisconsin and Illinois, the permitting process is subject to federal, state and local authority. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are impacted, a U.S. Army Corps of Engineers Wetland Permit is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, endangered species, archeological assessments and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our business, results of operations and financial condition.
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
Efficient sand excavation using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple tasks, including processing of mined minerals. If there is a shortage of experienced labor in areas in which we operate, we may find it difficult to hire or train the necessary number of skilled laborers to perform our own operations which could have an adverse impact on our business, results of operations and financial condition.
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
Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.
As of December 31, 2020, 28 employees in our Illinois facility operated under a collective bargaining agreement. If we are unable to renegotiate acceptable collective bargaining agreements with these employees in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.
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
Global and domestic terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our frac sand. Global and domestic terrorist activities and the threat of potential terrorist activities and any resulting physical damage and economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
Diminished access to water may adversely affect our operations or the operations of our customers.
The mining and processing activities at our facilities require significant amounts of water. Additionally, the development of oil and natural gas properties through fracture stimulation likewise requires significant water use. We have obtained water rights that we currently use to service the activities at our operating facilities, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we and our customers are entitled to use pursuant to water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations.
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
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2020, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial systems and markets and a severe economic contraction either regionally or worldwide, in each case resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, compressing the level of available funding under our ABL Credit Facility, inhibiting our lenders from funding borrowings under our ABL Credit Facility or resulting in our lenders reducing the borrowing base under our ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.

Risks Related to our Recent Acquisition
Our acquisition of Eagle Oil and Gas Proppants Holdings LLC may not achieve its intended results, and we may be unable to successfully integrate the operations of Eagle Oil and Gas Proppants Holdings LLC.
On September 18, 2020, we entered into an equity purchase and sale agreement with Eagle pursuant to which we acquired all of the issued and outstanding interests in Eagle Proppants Holdings in exchange for aggregate consideration of approximately $2.1 million. In satisfaction of the purchase price, we issued to Eagle 1,503,759 shares of our common stock. The primary assets of Eagle Oil and Gas Proppants Holdings LLC and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility.
We expect that the acquisition of Eagle Proppants Holdings will result in various benefits, including, among other things, expanding our asset base. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we can integrate the business of Eagle Proppants Holdings in an efficient and effective manner.
Our results of operations could be adversely affected by any issues attributable to Eagle Proppants Holdings’ operations that arise from or are based on events or actions that occurred prior to the closing of the acquisition, including unknown liabilities of Eagle Proppants Holdings or its subsidiaries. The integration process is subject to a number of uncertainties, and no assurance can be given whether anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results, and prospects.
Our future results will suffer if we do not effectively manage our expanded operations.
With completion of the Eagle Proppants Holdings acquisition, our operations and the size of our business has expanded. Our future operating results depend, in part, on our ability to manage this expansion and growth successfully, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the acquisition that we currently anticipate. A failure to manage our growth effectively could materially and adversely affect our profitability.

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
In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed excavation or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public, or other third parties, or delay in the environmental review and permitting process also could delay or impair our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract or the pace of extraction of mineral deposits), our cost structure, or our customers’ ability to use our frac sand. Such current or future regulations could have a material adverse effect on our business, and we may not be able to obtain or renew permits in the future.

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
In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the federal CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or enter into a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement, and in November 2019 formally initiated the withdrawal process. In November 2020, the United States’ previously-announced withdrawal from the Paris Agreement became effective. On January 20, 2021, President Biden announced that the United States would be reentering the Paris Agreement. This reentry became effective on February 19, 2021. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement. It is not possible at this time to predict the timing and effects of climate change or to predict the timing or effect of rejoining the Paris Agreement or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels. To the extent that the United States and other countries implement the Paris Agreement or local, state, regional, national or international governments impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers. Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and our customers’ exploration and production operations.

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
•quarterly variations in the rate of growth of our financial indicators, such as revenues, EBITDA, Adjusted EBITDA, contribution margin, free cash flow, net income, and net income per share;
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
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls upon becoming a large accelerated filer, as defined in the SEC rules, or otherwise ceasing to qualify as an emerging growth company under the JOBS Act. We are evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.
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
As of December 31, 2020, Clearlake beneficially owns approximately 25.1% of our outstanding common stock and our Chief Executive Officer beneficially owns approximately 15.2% of our outstanding common stock. Consequently, Clearlake and our Chief Executive Officer (each of whom we sometimes refer to as a “Principal Stockholder”) will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as either Principal Stockholder maintains certain beneficial ownership levels of our common stock, each Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017. This concentration of ownership and the rights of our Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
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
As of December 31, 2020, there were 22,552,259 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Clearlake. Under these provisions, neither Clearlake, its affiliates and investment funds, nor any of their respective principals, officers, members, managers and/or employees, including any of the foregoing who serve as our officers or directors, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our company who also serves or is a principal, officer, member, manager and/or employee of Clearlake or any of its affiliates or investment funds may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if attractive corporate opportunities are allocated by Clearlake to itself or its affiliates or investment funds instead of to us. The terms of our amended and restated certificate of incorporation are more fully described in “Description of Capital Stock” in the prospectus included in our Registration Statement on Form S-3 (Registration No. 333-251915), initially filed with the SEC on January 6, 2021.
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
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2020, we have outstanding 43,461,141 shares of common stock. Clearlake beneficially owns 10,920,445 shares of our common stock, or approximately 25.1% of our total outstanding shares and our Chief Executive Officer beneficially owns 6,612,270 shares of our common stock, or approximately 15.2% of our total outstanding shares.
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
We will remain an emerging growth company for up to five years after our IPO, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 or issue more than $1.0 billion of non-convertible debt over a rolling three-year period.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.

ITEM 2. — PROPERTIES
Our operating facilities include two frac sand mines and related processing facilities in Oakdale, Wisconsin and Utica, Illinois. In addition, we have invested in nearby transloading facilities to each of our mines and one in-basin transload facility in Van Hook, North Dakota.
The following table provides key characteristics of our Oakdale, Wisconsin facility as of December 31, 2020:

Facility Characteristic	Description
Site geography	Approximately 1,256 contiguous acres, with on-site processing and rail loading facilities.
Proven recoverable reserves	315 million tons.
Deposits	Sand reserves of up to 200 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 19% of 20/40 and coarser substrate, 41% of finer 40/70 mesh substrate and approximately 40% of fine 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Generally shallow overburden allowing for surface excavation.
Annual processing capacity	5.5 million tons.
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

Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.

The following table provides key characteristics of our Utica, Illinois facility as of December 31, 2020:

Facility Characteristic	Description
Site geography	Approximately 1,176 acres, with on-site processing and truck loadout facilities.
Proven and probable recoverable reserves	130 million tons.
Deposits	Sand reserves of up to 100 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven and probable reserve mix	Approximately 29% of 20/40 and coarser substrate, 58% of finer 40/70 mesh substrate and approximately 13% of fine 70/100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Average overburden of approximately 66ft allowing for surface excavation.
Annual processing capacity	1.6 million tons
Logistics capabilities	Unit train capable transload facility located approximately seven miles from the Utica facility in Peru, Illinois that provides access to the BNSF rail network. Additional access to CSX railway, NS railway and Illinois River barge terminal within 15 miles.
Royalties	None

In addition to these currently operating facilities, we also recently acquired an idled mine and processing facility in New Auburn, Wisconsin as part of the Eagle Proppants Holdings acquisition, which contains a higher concentration of coarser sand deposits. We have no immediate plans to resume processing frac sand operations at this facility, though its administrative facilities and proximity to our Oakdale facility allow us to utilize the property to create synergies with our existing operations in Wisconsin.
We also own approximately 959 acres in Jackson County, Wisconsin (“Hixton”). The Hixton site is fully permitted to initiate operations and is available for future development. As of December 31, 2020, our Hixton site had approximately 100 million tons of proven recoverable sand reserves. We have no immediate plans to further develop this site.
We have two long-term surface mining leases for properties located in the Permian Basin in Texas that are available for future development.  The first site consists of 1,772 acres in Winkler County, Texas.  This location is adjacent to the Texas & New Mexico Railway (TXN) short line with direct access to State Highway 18.  The second site consists of 2,447 acres in Crane County, Texas.  This location has direct access to Interstate Highway 20.  Based on our preliminary testing, we believe there are sufficient quantities on these sites to establish reserves in the future. We have no immediate plans to further develop these sites and have fully impaired capitalized improvements and development costs at these locations as of December 31, 2020.
We lease a 56,000 square foot facility in Saskatoon, Saskatchewan, Canada where we manufacture our SmartSystems wellsite proppant storage solutions.

Our Reserves
We believe that our strategically-located mining sites provide us with a large and high-quality mineral reserves base. Mineral resources and reserves are typically classified by confidence (reliability) levels based on the level of exploration, consistency and assurance of geologic knowledge of the deposit. This classification system considers different levels of geoscientific knowledge and varying degrees of technical and economic evaluation. Mineral reserves are derived from in situ resources through application of modifying factors, such as mining, analytical, economic, marketing, legal, environmental, social and governmental factors, relative to mining methods, processing techniques, economics and markets. In estimating our reserves, we do not classify a resource as a reserve unless that resource can be demonstrated to have reasonable certainty to be recovered economically in accordance with the modifying factors listed above. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 defines “proven (measured) reserves” as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Industry Guide 7 defines “probable (indicated) reserves” as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
In estimating our reserves, as listed in the tables above, we categorize our reserves as proven or probable recoverable in accordance with these SEC definitions. The quantity and nature of the sand reserves at our mining locations are estimated by third-party geologists and mining engineers, and we internally track the depletion rate on an interim basis. The recovery percentage following processing is also an important criterion in determining economic viability of our mineral reserves. We estimated an average processing recovery of approximately 68% at our Oakdale and Hixton locations and 77% at our Utica location.
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
Our Hixton site that is on approximately 959 acres in Jackson County, Wisconsin. The Hixton site is fully permitted and available for future development. We own our Jackson County acreage in fee and acquired surface and mineral rights on all of such acreage from multiple landowners in separate transactions. Our mineral rights are subject to an aggregate non-participating royalty interest of $0.50 per ton sold of coarser than 70 mesh, which we believe is significantly lower than many of our competitors.

Our Utica mine is approximately 1,400 acres in LaSalle County, Illinois. The Utica site is a fully owned including all mineral rights.
To opine as to the economic viability of our reserves, independent experts reviewed our financial cost and revenue per ton data at the time of the reserve determination. Historical mineral prices are considered in the context of market supply and demand dynamics to further assess the long-term economic viability of the mineral reserve assets that were evaluated over a thirty year measurement period. A range of average sales price assumptions was considered to estimate proven reserves in accordance with the Commission’s definitions. For our Oakdale location, the assumed average sales price was between $26 and $43 per ton over the course of the 30-year measurement period. For our Hixton location, the assumed average sales price was between $23 and $34 per ton over the course of the 30-year measurement period. The reserve estimates are updated annually based on a variety of factors, including sales, changes to mineral properties, changes in mine plan, current pricing forecasts and other business strategies. The recovery percentage following processing is also an important criterion in determining economic viability of our mineral reserves. An estimated average processing recovery of approximately 68% was used for our Oakdale and Hixton locations and 77% for our Utica location.

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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 17 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2020.

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

Holders of Record
On February 24, 2021, there were 43,410,521 shares of our common stock outstanding, which were held by approximately 27 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Smart Sand, Inc. Comparative Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Russell 3000 Index and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry since November 4, 2016, the first day our stock traded on the NASDAQ.

The graph assumes $100 was invested on November 4, 2016, the first day our stock was traded on the NASDAQ, in our common stock, the Russell 3000, the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index and a composite of publicly traded proppant peer companies. The cumulative total return assumes the reinvestment of all dividends. We elected to include the stock performance of a composite of our publicly traded peers as we believe it is an appropriate benchmark for our line of business/industry.

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
Unregistered Sales of Equity Securities and Use of Proceeds
On September 18, 2020, we entered into an equity purchase and sale agreement with Eagle pursuant to which we acquired all of the issued and outstanding interests in Eagle Proppants Holdings in exchange for aggregate consideration of approximately $2.1 million. In satisfaction of the purchase price, we issued to Eagle 1,503,759 shares of our common stock. The issuance of the above securities was conducted under the exemption from registration as provided under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering. All of the shares issued are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act and stock certificates issued with respect thereto bear legends to that effect.

ITEM 6. — SELECTED FINANCIAL DATA
The selected historical consolidated financial data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this document.

	Year Ended December 31,
	2020	2019	2018	2017	2016(4)
	(in thousands, except per share and per ton amounts)
Income Statement Data:
Revenues	$122,340	$233,073	$212,470	$137,212	$59,231
Cost of goods sold (1)	104,221	152,021	143,103	100,304	26,569
Gross profit	18,119	81,052	69,367	36,908	32,662
Operating expenses	31,136	37,569	41,688	18,203	12,271
Operating (loss) income	(13,017)	43,483	27,679	18,705	20,391

Net income (1)	37,954	31,623	20,101	21,526	10,379

Net income per common share (1):
Basic	$0.94	$0.79	$0.50	$0.54	$0.43
Diluted	$0.94	$0.78	$0.50	$0.53	$0.42

Balance Sheet Data (at period end):
Property, plant and equipment, net (1)	$274,676	$230,461	$248,396	$171,762	$104,096
Total assets	427,677	363,403	320,292	246,802	173,452
Long-term debt, net	22,445	28,240	47,893	—	860
Total stockholders’ equity (1)	288,807	245,556	210,773	190,022	142,442
Cash Flow Statement Data:
Net cash provided by operating activities	$25,541	$44,633	$50,909	$15,628	$26,703
Net cash used in investing activities	(8,559)	(25,425)	(125,989)	(51,148)	(2,470)
Net cash provided by financing activities	(7,896)	(18,035)	41,319	23,213	19,405
Other Data:
Adjusted EBITDA (2)	$20,456	$87,071	$67,793	$30,615	$37,839
Contribution margin (2)	$39,141	$106,464	$85,664	$44,197	$38,738
Contribution margin per ton (2)	$20.75	$43.24	$28.60	$18.05	$46.90
Free cash flow(2)	$16,921	$19,107	$(45,181)	$(35,534)	$24,184
Capital expenditures (3)	$9,143	$25,525	$110,761	$69,378	$(546)
Tons Sold	1,886	2,462	2,995	2,449	826
(1)The amounts previously reported have been updated to reflect an immaterial correction as of and for the year ended December 31, 2016. The year ended December 31, 2017 includes an immaterial reclassification in Property, plant and equipment, net. The year ended December 31, 2018 includes and immaterial reduction in cost of goods sold which also increased net income and total stockholders’ equity for 2018.
(2)For our definitions of the non-GAAP financial measures of EBITDA, Adjusted EBITDA contribution margin, and free cash flow, and reconciliations of such measures to our most directly comparable financial measures calculated and presented in accordance with GAAP, please see the section entitled “Non-GAAP Financial Measures” in Item 7 of this Annual Report on Form 10-K.
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
We use EBITDA, Adjusted EBITDA, contribution margin and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA, contribution margin and free cash flow, see the section entitled “Non-GAAP Financial Measures.” in Item 7 of this Annual Report on Form 10-K. We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Acquisition of Eagle Proppants Holdings. In September 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. We currently have no intention of operating the New Auburn, Wisconsin mine. The estimated aggregate fair value of the net assets acquired was $41.7 million which exceeded the total consideration and resulted in a bargain purchase gain of $39.6 million.
•Increased supply and reduced demand. At the beginning of the second quarter of 2020, demand dropped dramatically as a result of the decline in oil prices to all-time lows caused by the COVID-19 coronavirus pandemic and a temporary increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 coronavirus pandemic has caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide which has decreased the demand for oil. In early March, discussions between Russia and Saudi Arabia deteriorated and the countries ended a three-year supply level agreement, which resulted in each country increasing its oil production. Subsequently, Russia and OPEC agreed to certain production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market over the long term if the decline in demand due to the COVID-19 coronavirus pandemic continues. Oil and natural gas prices are expected to continue to be volatile as a result of these events, and we cannot predict when prices will stabilize.
•Impairment loss. In 2020, we recorded an impairment loss of $5.1 million to fully write down the value of our long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future. In 2019, we recorded impairment losses of $15.5 million, of which $7.6 million related to our finite-lived developed technology intangible assets and $7.9 million relates to our Hixton, Wisconsin property. In 2018, we recorded an impairment loss of $17.8 million, which related to our goodwill and indefinite-lived trade name intangible asset.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

These amounts were recorded as an operating expense on the consolidated income statement. See our discussion in the section entitled “GAAP Results of Operations” for additional information regarding these transactions.

•Market Trends. From early 2017 through the second quarter of 2018, improvements in oil and natural gas prices created a more stable market environment. During the second half of 2018, the demand for Northern White sand decreased, which we believe was due primarily to insufficient takeaway capacity for the incremental oil and natural gas production coming online in the Permian Basin, along with increased availability of regional sand as a source of proppant in the Permian basin. Additionally, oil and natural gas companies reduced their spending in the latter portion of the year due to strong spending in the first half of 2018 and lower oil prices, particularly in the fourth quarter of 2018. Demand briefly recovered during the summer of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows. During the first quarter of 2020, demand again briefly increased before declining as a result of the decline in oil prices to all-time lows caused by the COVID-19 coronavirus pandemic and an increase in global oil supply driven by disagreements with respect to oil pricing between Russia and members of OPEC. Supply side pressure has subdued while the effects of the COVID-19 coronavirus pandemic continue to drive reduced demand leading to volatility in oil prices.
Increased supply of sand coupled with lower oil demand has resulted in lower demand for our products and has led to reduced interest in long term contracts as customers are disinclined to enter into long-term contracts for their frac sand supply and have instead trended toward purchasing their frac sand supply in the spot market at market prices.

Overview
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and our SmartSystemsTM wellsite proppant storage capabilities. We market our products and services, as one operating segment, primarily to oil and natural gas exploration and production companies and oilfield service companies, sell our sand under a combination of long-term take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader and the industry experience of our senior management team make us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 315 million tons of proven recoverable sand reserves as of December 31, 2020. We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
In September 2020, we acquired from Eagle all of the issued and outstanding interests in Eagle Proppants Holdings. The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF Class I rail line through the Peru, Illinois transload facility. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. We currently have no intention of operating the New Auburn, Wisconsin mine for the foreseeable future.
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

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers.

Assets and Operations
Oakdale, Wisconsin
Our sand reserves in Oakdale include a balanced concentration of coarse sand, (19% 20/40 and coarser), finer sand (41% of 40/70 mesh) and fine sand (40% 60/140 gradation, which we refer to in this annual report as “100 mesh”). Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends. We believe that this mix of coarse and fine sand reserves, combined with contractual demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. In addition, our approximate 315 million tons of proven recoverable reserves implies a reserve life of approximately 57 years based on our current annual nameplate processing capacity of 5.5 million tons. This long reserve life enables us to better serve demand for different types of frac sand as compared to mines with shorter reserve lives.
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
Utica & Peru, Illinois
Our Utica facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have a minimum proven and probable reserve life of approximately 81 years based on our current annual processing capacity of 1.6 million tons at our Utica facility.
This recently acquired sand mine and processing facility adds significant logistics assets that further increases our logistics advantage, including access to BNSF, a Class I rail line, through our owned Peru transload facility. Additionally, the CSX and NS rail lines and barge access on the Illinois River to access the Mississippi River are available within short trucking distances. This facility is also capable of handling multiple unit trains simultaneously. These additional logistics options give us greater access to operating basins in the Western United States allowing us to offer more competitive pricing to existing and new customers in these markets.
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
We believe our patented SmartDepot silos will outperform our competitors in that they can be set up or taken down rapidly, they include industry-leading passive and active dust suppression technology, they have the capability of gravity-fed operation and they can be filled by both pneumatic and gravity dump trailers. Our trailers detach, which reduces their footprint on the wellsite. In 2020, we developed a self-contained SmartPath transloader, which is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system, and we

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

believe the system has the ability to keep up with any hydraulic fracturing operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem TrackerTM, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.
Through the expansion of our SmartSystems fleet and other logistics options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide additional delivery and pricing alternatives, including selling product on an “as-delivered” basis to the wellsite.
In 2020, we significantly expanded our existing logistics infrastructure through the acquisition of Eagle Proppants Holdings by adding new origination and destination points to our existing capabilities. We expect to continue to capitalize on our Oakdale facility’s ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network and ship on two Class I rail carriers to maximize our product shipment rates, increase our railcar utilization and lower our transportation costs. Through our transloading facility located on the Union Pacific rail network approximately three miles from our Oakdale facility, we have the ability to ship our frac sand directly to our customers on a second Class I rail carrier. Our newly acquired Peru transload terminal, located just minutes away from our Utica mine and frac sand processing facility, offers additional capability to ship products on a third Class I rail carrier, the BNSF. Additionally, the CSX and NS rail line and barge access on the Illinois River to access the Mississippi River are available within short trucking distances.
How We Generate Revenue
We generate revenue by excavating and processing frac sand, which we sell to our customers under long-term price agreements or as spot sales at prevailing market rates. In some instances, revenues also include a charge for transportation services provided to customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product transported and the distance between the plant and our customers. Our contracts contain a minimum volume purchase requirement and provide for delivery of frac sand from one of our processing facilities, our Van Hook transloading terminal in the Bakken, or another location specified by our customers. Revenue is generally recognized as products are delivered in accordance with the contract.
We generate revenue on our SmartSystems by renting equipment to our customers under contract terms tailored to meet the short-term or long-term needs with any number of SmartDepots, SmartPaths or trailers they require. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met.
Costs of Conducting Our Business
The principal direct costs involved in operating our business are freight charges, which consist of transportation, railcar rental and storage, labor, maintenance, utility costs, equipment, excavation and depreciation of our property, plant and equipment. We incur labor costs associated with employees at our processing facility which represent the most significant cost of converting frac sand to finished product. Our sand processing and logistics facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our frac sand and ability to meet customer demands. We incur utility costs in connection with the operation of our processing and logistics facilities, primarily electricity and natural gas, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations including our mining and hauling equipment and logistics services. Excavation costs relate to the blasting and excavation of sand and other materials in order to retrieve desirable sand products from which we derive revenue. In addition, other costs including processing costs, overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

Overall Trends and Outlook
Demand Trends

According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 46 million tons in 2020, which is approximately 50% decrease from the 94 million tons Spears reported for 2019. Spears estimates that 2021 demand will be flat with 2020 estimated demand.

Supply Trends

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2021 in the mining, transloading and logistics businesses. Many large oil and natural gas exploration and production companies have continued to integrate vertically by sourcing their own proppant and some own their own sand mines.
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
Management’s Outlook
We expect the demand for frac sand in 2021 to be flat or slightly increase from 2020 levels. Demand for both frac sand and our SmartSystems is influenced by the volume of oil and natural gas well drilling and completion activity, as well as the types of wells that are completed. Demand in 2020 was significantly impacted by oil oversupply by OPEC and reduced demand driven by COVID-19. The industry trends continue towards drilling and completing wells with longer laterals and more frac stages per lateral foot drilled. This trend is leading to higher volumes of sand per well and the need for oil and natural gas exploration companies to manage larger volumes of sand at the wellsite. We believe these trends support continued demand for frac sand and increased demand for SmartSystems as customers look to create synergies in the time and cost of managing their sand needs at the wellsite.
We generally expect the price of raw frac sand to fluctuate based on the level of drilling and completions activity for oil and natural gas as well as overall supply for frac sand relative to demand. In recent years, an increasing supply of sand has kept the price depressed. We believe the supply of sand to be stabilizing or contracting as consolidation in the industry continues. The willingness of exploration and production companies to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil and natural gas, the cost to drill, complete and operate a well, the availability and cost of capital and environmental and government regulations, as well as their ability to acquire the sand at the wellsite. We generally expect the level of drilling to correlate with long-term trends in commodity prices. Similarly, oil and natural gas production levels nationally and regionally generally tend to correlate with drilling activity.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019:

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$70,902	$109,621	$(38,719)	(35)%
Shortfall revenue	23,281	49,259	(25,978)	(53)%
Logistics revenue	28,157	74,193	(46,036)	(62)%
Total revenue	122,340	233,073	(110,733)	(48)%
Cost of goods sold	104,221	152,021	(47,800)	(31)%
Gross profit	18,119	81,052	(62,933)	(78)%
Operating (expense) income:
Salaries, benefits and payroll taxes	9,993	11,560	(1,567)	(14)%
Depreciation and amortization	1,911	2,411	(500)	(21)%
Selling, general and administrative	15,527	11,328	4,199	37%
Change in estimated fair value of contingent consideration	(1,410)	(3,272)	1,862	(57)%
Impairment loss	5,115	15,542	(10,427)	(67)%
Total operating expenses	31,136	37,569	(6,433)	(17)%
Operating (expense) income	(13,017)	43,483	(56,500)	(130)%
Other income (expenses):
Gain on bargain purchase	39,600	—	39,600	Not meaningful
Interest expense, net	(2,091)	(3,621)	1,530	(42)%
Loss on extinguishment of debt	—	(561)	561	Not meaningful
Other income	482	131	351	268%
Total other income (expenses), net	37,991	(4,051)	42,042	(1,038)%
Income before income tax (benefit) expense	24,974	39,432	(14,458)	(37)%
Income tax (benefit) expense	(12,980)	7,809	(20,789)	(266)%
Net income	$37,954	$31,623	$6,331	20%

Revenue
Revenue was $122.3 million for the year ended December 31, 2020, during which we sold approximately 1,886,000 tons of sand. Revenue for the year ended December 31, 2019 was $233.1 million, during which we sold approximately 2,462,000 tons of sand. The key factors contributing to the decrease in revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019 were as follows:
•Sand sales revenue decreased from $109.6 million for the year ended December 31, 2019 to $70.9 million for the year ended December 31, 2020, as a result of lower total volumes sold. The volumes sold in 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic.
•We had $23.3 million of contractual shortfall revenue for the year ended December 31, 2020 and $49.3 million for the year ended December 31, 2019, respectively. Our contracts with customers dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract. In 2020 and 2019, shortfall

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

revenue of $14.0 million and $24.8 million, respectively, was from a customer with which we have pending litigation.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services and SmartSystems rentals, was $28.2 million for the year ended December 31, 2020, a decrease of $46.0 million when compared to logistics revenue of $74.2 million for the year ended December 31, 2019. The decrease in logistics revenue was due primarily to lower in basin sales due to the drop in demand caused by the COVID-19 coronavirus pandemic.

Cost of Goods Sold
Cost of goods sold was $104.2 million and $152.0 million, for the years ended December 31, 2020 and December 31, 2019, respectively. Cost of goods sold decreased primarily due to expense reduction efforts put in place and due to lower production costs and freight expense from lower sales volumes due to lower demand caused by the COVID-19 coronavirus pandemic.

Gross Profit
Gross profit was $18.1 million and $81.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. The decrease in gross profit for the year ended December 31, 2020 was primarily due to lower total sales volumes and reduced shortfall revenue.
Operating Expenses
Operating expenses were $31.1 million and $37.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. Salaries, benefits and payroll taxes were reduced to $10.0 million for the year ended December 31, 2020, as compared to $11.6 million for the year ended December 31, 2019, respectively, as we reduced headcount and suspended certain variable cash compensation programs for all employees. Depreciation and amortization decreased from $2.4 million for the year ended December 31, 2019 to $1.9 million for the year ended December 31, 2020, primarily as a result of reduced amortization of certain intangible assets that were previously impaired in 2019. Selling, general and administrative expenses increased from $11.3 million for the year ended December 31, 2019 to $15.5 million for the year ended December 31, 2020, primarily as a result of increased professional fees related to ongoing litigation, acquisition costs related to our purchase of Eagle Proppants Holdings in the amount of $0.9 million and settlement of a multi-year sales tax audit in the amount of $1.3 million.

Operating expenses for the year ended December 31, 2020 included an impairment charge of $5.1 million related to the full impairment of long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future. Operating expenses for year ended December 31, 2019 include an impairment charge of $7.6 million related to the Quickload system that we acquired in connection with our acquisition of Quickthree in 2018 and $7.9 million related to our Hixton, Wisconsin property in property, plant and equipment, net on the balance sheet. We had no plans to actively market the Quickload system, which resulted in the impairment charge. All developed technology intangible assets related to the Quickload system have been impaired of as of December 31, 2019.

Gain on Bargain Purchase
For the year ended December 31, 2020, we recorded a gain on bargain purchase of $39.6 million related to our acquisition of Eagle Proppants Holdings. The gain was a result of the total fair value of net assets acquired in the transaction of $41.7 million, which exceeded the total consideration of $2.1 million paid to Eagle for such assets.
Interest Expense
We incurred $2.1 million and $3.6 million of net interest expense for the years ended December 31, 2020 and 2019, respectively. The decrease in net interest expense for the year ended December 31, 2020 was primarily due to reduced interest rates on lower average total debt outstanding.
In 2019, we also recognized $0.6 million of costs due to the extinguishment of the Former Credit Facility. Our borrowings and total debt were reduced late in 2019 as a result of the payment in full and termination of the Former Credit Facility and our entry into the ABL Credit Facility.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Income Tax (Benefit) Expense
Income tax benefit was $13.0 million for the year ended December 31, 2020 compared to income tax expense of $7.8 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, our effective tax rate was approximately (52.0)% and 19.8%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the years ended December 31, 2020 and December 31, 2019 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and Economic Security Act, and state apportionment changes, among other items. The bargain purchase gain related to our acquisition of Eagle Proppants Holdings that we recorded during the third quarter of 2020 is not taxable.
Net Income
Net income was $38.0 million for year ended December 31, 2020 compared to $31.6 million for the year ended December 31, 2019. The increase in net income was primarily due to the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings, current year income tax benefit and the impairment of intangible assets in the prior period, offset by the lower tons sold during 2020 driven largely by the COVID-19 coronavirus pandemic.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018:

	Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$109,621	$143,533	$(33,912)	(24)%
Shortfall revenue	49,259	6,032	43,227	717%
Logistics revenue	74,193	62,905	11,288	18%
Total revenue	233,073	212,470	20,603	10%
Cost of goods sold	152,021	143,103	8,918	6%
Gross profit	81,052	69,367	11,685	17%
Operating expenses:
Salaries, benefits and payroll taxes	11,560	11,043	517	5%
Depreciation and amortization	2,411	1,843	568	31%
Selling, general and administrative	11,328	12,825	(1,497)	(12)%
Change in estimated fair value of contingent consideration	(3,272)	(1,858)	(1,414)	76%
Impairment loss	15,542	17,835	(2,293)	(13)%
Total operating expenses	37,569	41,688	(4,119)	(10)%
Operating income	43,483	27,679	15,804	57%
Other income (expenses):
Interest expense, net	(3,621)	(2,266)	(1,355)	60%
Loss on extinguishment of debt	(561)	—	(561)	Not meaningful
Other income	131	197	(66)	(34)%
Total other income (expenses), net	(4,051)	(2,069)	(1,982)	96%
Income before income tax expense	39,432	25,610	13,822	54%
Income tax expense	7,809	5,509	2,300	42%
Net income	$31,623	$20,101	$11,522	57%

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Revenue
Revenue was $233.1 million for the year ended December 31, 2019, during which we sold approximately 2,462,000 tons of sand. Revenue for the year ended December 31, 2018 was $212.5 million, during which we sold approximately 2,995,000 tons of sand. Revenues increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result of higher sales volumes and higher average selling prices.
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
Cost of Goods Sold
Cost of goods sold was $152.0 million and $143.1 million, or $61.75 and $47.78 per ton sold, for the years ended December 31, 2019 and December 31, 2018, respectively. Cost of goods sold increased in December 31, 2019 compared to December 31, 2018 primarily due to higher transportation costs as a result of increased in-basin sales volumes and increased depreciation and amortization due to our Oakdale expansion project being operational for the full year, partially offset by decreases in labor and equipment costs on lower total volumes sold.
Gross Profit
Gross profit was $81.1 million and $69.4 million for the years ended December 31, 2019 and 2018, respectively. The increase in gross profit for the year ended December 31, 2019 was primarily due to higher shortfall and logistics revenue, partially offset by increased transportation costs as a result of increased in-basin sales volumes and lower total sales volumes.
Operating Expenses
Operating expenses were $37.6 million and $41.7 million for the years ended December 31, 2019 and 2018, respectively. Operating expenses are primarily comprised of wages and benefits, professional services fees and other administrative expenses, all of which were relatively consistent year over year. Salaries, benefits and payroll taxes were $11.6 million and $11.0 million for the years ended December 31, 2019 and December 31, 2018, respectively. Selling, general and administrative expenses decreased from $12.8 million for the year ended December 31, 2018 to $11.3 million for the year ended December 31, 2019, primarily as a result of wellsite storage solution acquisition-related costs in the prior year. We recorded a decrease in the estimated fair value of contingent consideration related to our acquisition of Quickthree, which resulted in an offset to operating expenses in the amount of $3.3 million for the year ended December 31, 2019 and $1.9 million for the year ended December 31, 2018. In 2019, we recorded an impairment charge of $15.5 million of which $7.6 million related to our finite-lived developed technology intangible assets in intangible assets, net on the balance sheet and $7.9 million related to our Hixton, Wisconsin property in property, plant and equipment, net on the balance sheet. The impairment of the finite-lived intangible assets is from our developed technology allocated to the Quickload acquired in connection with the acquisition of Quickthree in 2018. We have developed and tested a new transload technology and no longer plan to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload were fully impaired during the third quarter of 2019. In the fourth quarter of 2019, we determined that the carrying amount of the Hixton, Wisconsin property may not be fully

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

recoverable as we have no current plans to further develop the site. In the fourth quarter of 2018, we recorded an impairment charge of $17.8 million related to goodwill and an other indefinite-lived intangible asset. The impairment charge was primarily due to the decline in our stock price in 2018 and the relationship between the resulting market capitalization and the equity recorded on our balance sheet.
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
Income Tax Expense
Income tax expense was $7.8 million for the year ended December 31, 2019 compared to a benefit of $5.5 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our effective tax rate was approximately 19.8% and 21.5%, respectively, based on the statutory federal rate net of discrete federal and state taxes. The computation of the effective tax rate for the year ended December 31, 2019 and 2018 included modifications for income tax credits, among other items.
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
Net Income
Net income was $31.6 million for year ended December 31, 2019 compared to $20.1 million for the year ended December 31, 2018. The increase in net income was primarily due to higher shortfall revenue from customers that did not take their contractual minimum volumes of sand, higher logistics revenue from increased volumes shipped through our Van Hook terminal and rented SmartSystems equipment and lower impairment charges in 2019 compared to 2018.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, contribution margin and free cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA, gross profit is the GAAP measure most directly comparable to contribution margin and net cash provided by operating activities is the GAAP measure most directly comparable to free cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA, contribution margin or free cash flow in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA, contribution margin and free cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$37,954	$31,623	$20,101
Depreciation, depletion and amortization	22,536	27,135	18,165
Income tax (benefit) expense	(12,980)	7,809	5,509
Interest expense	2,129	3,626	2,320
Franchise taxes	275	285	442
EBITDA	$49,914	$70,478	$46,537
Loss (gain) on sale of fixed assets	237	(42)	321
Equity compensation (1)	3,431	2,755	2,670
Acquisition and development costs (2)	(369)	(3,047)	(218)
Non-cash impairment of long-lived and intangible assets(3)	5,115	15,542	17,835
Gain on bargain purchase	(39,600)	—	—
Cash charges related to restructuring and retention of employees	82	137	674
Accretion of asset retirement obligations	396	687	(26)
Loss on extinguishment of debt	—	561	—
Sales tax audit settlement	$1,250	$—	$—
Adjusted EBITDA	$20,456	$87,071	$67,793
(1)    Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)    Represents costs incurred related to the business combinations and current development project activities. The year ended December 31, 2020 includes $891 of costs related to the acquisition of Eagle Proppants Holdings and $1,410 decrease in the estimated fair value of our contingent consideration related to the acquisition of Quickthree. The year ended December 31, 2019 includes $3,272 decrease in the estimated fair value of our contingent consideration related to the acquisition of Quickthree and $225 of development project activities. The year ended December 31, 2018 includes $1,858 decrease in the estimated fair value of our contingent consideration related to the acquisition of Quickthree, partially offset by $1,146 of costs related to the acquisition of Quickthree and $494 related to development project activities.
(3)    The year ended December 31, 2020 represents a $5,115 full impairment of long-lived assets in the Permian basin. The year ended December 31, 2019 includes an impairment charge of $7,628 related to the Quickload system and $7,914 related to our Hixton Wisconsin property. The year ended December 31, 2018 represents a $17,835 impairment of goodwill and other indefinite-lived intangible assets.
_________________________

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Adjusted EBITDA was $20.5 million for the year ended December 31, 2020 compared to $87.1 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA for the year ended December 31, 2020, as compared to the prior year, was primarily due to lower total volumes sold and decreased shortfall revenue in the current period.
Adjusted EBITDA was $87.1 million for the year ended December 31, 2019 compared to $67.8 million for the year ended December 31, 2018. The increase in Adjusted EBITDA for the year ended December 31, 2019, as compared to the prior year, was primarily due to higher shortfall and logistics revenue, partially offset by increased transportation charges and lower overall volumes of sand sold.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue	$122,340	$233,073	$212,470
Cost of goods sold	104,221	152,021	143,103
Gross profit	18,119	81,052	69,367
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	21,022	25,412	16,297
Contribution margin	$39,141	$106,464	$85,664
Contribution margin per ton	$20.75	$43.24	$28.60
Total tons sold	1,886	2,462	2,995

Contribution margin was $39.1 million, or $20.75 per ton sold, for the year ended December 31, 2020 compared to $106.5 million, or $43.24 per ton sold, for the year ended December 31, 2019. The decrease in overall contribution margin and contribution margin per ton sold for the year ended December 31, 2020, as compared to the prior year, was primarily due to lower volumes sold during the period and decreased shortfall revenue.
Contribution margin was $106.5 million, or $43.24 per ton sold, for the year ended December 31, 2019 compared to $85.7 million, or $28.60 per ton sold, for the year ended December 31, 2018. The increase in contribution margin and contribution margin per ton sold for the year ended December 31, 2019, as compared to the prior year, was primarily due to higher in-basin sales volumes through our Van Hook terminal and higher shortfall revenue.

Free Cash Flow
Free cash flow, which we define as net cash provided by operating activities less purchases of property, plant and equipment, is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors and commercial banks, to measure the liquidity of our business.
Net cash provided by operating activities is the GAAP measure most directly comparable to free cash flows. Free cash flows should not be considered an alternative to net cash provided by operating activities presented in accordance with GAAP. Because free cash flows may be defined differently by other companies in our industry, our definition of free cash flows may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of free cash flows to net cash provided by operating activities.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$25,541	$44,632	$50,909
Purchases of property, plant and equipment	(8,620)	(25,525)	(96,090)
Free cash flow	$16,921	$19,107	$(45,181)

Free cash flow was $16.9 million for the year ended December 31, 2020 compared to $19.1 million for the year ended December 31, 2019. The decrease in free cash flow was attributable to lower total volumes sold as a result of the decreased demand due to the COVID-19 coronavirus pandemic. This decrease was offset by our reduction in our 2020 capital expenditure budget to align with slowdown of well completion activities by the exploration and production companies and oilfield service companies during 2020.
Free cash flow was $19.1 million for the year ended December 31, 2019 compared to negative free cash flow of $45.2 million for the year ended December 31, 2018. During the year ended December 31, 2018, we invested substantial capital expenditures to acquire the Van Hook terminal as well as a complete the expansion of our Oakdale facility.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of December 31, 2020, cash on hand was $11.7 million and we had $9.5 million in undrawn availability on our ABL Credit Facility and $5.0 million in undrawn availability on the Acquisition Liquidity Support Facility.
As a result of the decline in the price of frac sand and instability in the market, we took steps to mitigate near term liquidity issues in 2020, including a reduction to our budgeted capital expenditures and cost cutting measures, including headcount reductions at our Oakdale and Saskatoon operating facilities and suspension of certain variable cash compensation programs.
Based on our balance sheet, cash flows, current market conditions, including the COVID-19 coronavirus pandemic, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions and other capital projects.

Working Capital
Working capital is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of December 31, 2020 compared to December 31, 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Total current assets	$112,086	$92,177
Total current liabilities	37,263	40,018
Working capital	$74,823	$52,159

Our working capital was $74.8 million at December 31, 2020 compared to working capital of $52.2 million at December 31, 2019. The increase in working capital for the year ended December 31, 2020 was primarily due to cash collections and reductions in spending as certain vendor and lease contracts were modified. As of December 31, 2020 and 2019, $54.6 million and $37.4 million, respectively, of accounts receivable is attributable to a customer with which we have pending litigation.

Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$25,541	$44,632	$50,909
Net cash used in investing activities	$(8,559)	$(25,425)	$(125,989)
Net cash (used in) provided by financing activities	$(7,896)	$(18,035)	$41,319

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $25.5 million for the year ended December 31, 2020, which included income of $38.0 million, partially offset by non-cash items of $10.8 million, and $1.6 million in changes in operating assets and liabilities.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Net cash provided by operating activities was $44.6 million for the year ended December 31, 2019, which included net income of $31.6 million and net non-cash expenses of $47.8 million, partially offset by $34.8 million in changes in operating assets and liabilities.
Net cash provided by operating activities was $50.9 million for the year ended December 31, 2018, which included net income of $20.1 million and net non-cash expenses of $39.9 million, partially offset by $9.1 million in changes in operating assets and liabilities.
Net Cash Used In Investing Activities
Net cash used in investing activities was $8.6 million for the year ended December 31, 2020, which was primarily for manufacturing of our SmartSystems.
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
Net Cash (Used in) Provided by Financing Activities
Net cash used in by financing activities was $7.9 million for the year ended December 31, 2020, which consisted primarily of $2.5 million of net repayments on our ABL Credit Facility, $4.0 million of net repayments for notes payable and finance leases, $1.2 million of share repurchases, and paid $0.3 million of payments of contingent consideration related to the manufacture of our SmartSystems equipment.
Net cash used in by financing activities was $18.0 million for the year ended December 31, 2019. In 2019, we repaid a net $42.0 million on our revolving credit facilities, paid $2.3 million of deferred financing and debt issuance costs and paid $2.0 million of contingent consideration, partially offset by receipt of $23.0 million in proceeds from the Oakdale Equipment Financing and $5.4 million of net proceeds from other notes payable.
Net cash provided by financing activities was $41.3 million for the year ended December 31, 2018, which was primarily related to net draws on our Former Credit Facility of $44.5 million, partially offset by repurchases of our common shares of $2.2 million and repayments of notes payable of $0.6 million.

Indebtedness
The follow summarizes the maturity of our material debt facilities:

	Oakdale Equipment Financing, Net	ABL Credit Facility	Notes Payable	Finance Leases	Total
	(in thousands)
2021	$4,639	—	$3,649	$152	$8,440
2022	4,639	—	3,655	136	8,430
2023	4,639	—	2,372	245	7,256
2024	6,888	—	807	—	7,695
2025 and thereafter	1,724	—	542	—	2,266
Total	$22,529	$—	$11,025	$533	$34,087

Oakdale Equipment Financing
On December 13, 2019, we entered into an equipment financing arrangement with Nexseer, secured by substantially all of the assets at our Oakdale facility. We received $23.0 million of net proceeds, of which we used $19.3 million to repay in

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

full and terminate our Former Credit Facility, $3.0 million for general working capital purposes and $0.7 million to pay transaction fees associated with the debt refinancing. The Oakdale Equipment Financing amortizes over 5 years and bears interest at 5.79%. A majority of the Oakdale Equipment Financing will mature on December 13, 2024 and the remaining portion will mature on March 31, 2025 due to financial relief provided as a result of the COVID-19 coronavirus pandemic in 2020.

ABL Credit Facility
On December 13, 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility is based upon our eligible accounts receivable and inventory. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of specified financial covenants under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2020 and 2019, the Company was in compliance with all covenants under the ABL Credit Facility. As of December 31, 2020, there were no amounts outstanding under the ABL Credit Facility, $0.7 million letters of credit and $9.5 million was available to be drawn. We use this facility primarily as a source for working capital needs. The weighted average interest rate on borrowings for the year ended December 31, 2020 was 3.31%.
Notes Payable
We have entered into various financing arrangements secured primarily by our manufactured SmartSystems equipment. Title to the equipment is held by the financial institutions as collateral, though the equipment is included in the Company’s property plant and equipment. In June 2020, we executed a note payable to defer certain near-term minimum royalty payments. All notes payable bear interest at rates between 4.00% and 7.49%.

Acquisition Liquidity Support Facility
In connection our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any amounts outstanding will amortize over the following three years. The facility bears interest at 6.00% during the draw period and 8.00% during the repayment period. There were no borrowings outstanding on this facility as of December 31, 2020.

Capital Requirements
We expect full year 2021 capital expenditures to be between $10 million and $15 million, which are anticipated to primarily support incremental growth in our SmartSystems and to maintain our mining facilities. These expenditures exclude any potential acquisitions. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility.

Share Repurchases
We are not currently authorized to repurchase additional shares. The previously authorized program terminated on September 11, 2020. The following table presents specified information about the Company’s repurchases of ordinary shares for the year ended December 31, 2020.

	Year Ended
	December 31, 2020
Shares repurchased	778,300
Average price per share	$1.26
Aggregate repurchase cost (including broker costs)	$1.0	million

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Off-Balance Sheet Arrangements
We had $10.0 million and $7.9 million of outstanding performance bonds as of each of the years ended December 31, 2020 and 2019, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt service	$34,087	$8,440	$15,686	$9,961	$—
Operating leases	39,118	8,835	16,611	9,672	4,000
Asset retirement obligations	14,996	477	221	—	14,298
Land rights obligations	39,277	2,419	5,040	4,931	26,887
Total	$127,478	$20,171	$37,558	$24,564	$45,185

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced to meet demand in the winter months.  These higher cash operating costs were capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at each of our plant locations which allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration
For the year ended December 31, 2020, Rice Energy (a subsidiary of EQT Corporation), Liberty, and U.S. Well Services accounted for 28.1%, 21.7%, and 14.0%, respectively, of total revenue. For the year ended December 31, 2019, Liberty, Rice Energy (a subsidiary of EQT Corporation), Hess Corporation, and U.S. Well Services accounted for 23.8%, 19.0%, 15.5%, and 14.7%, respectively, of total revenue. For the year ended December 31, 2018, Liberty, EQT, WPX Energy, and Hess accounted for 22.8%, 21.4%, 11.6%, and 10.6%, respectively, of total revenue.

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
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration we expect to be entitled to in exchange for those goods or services. Generally, sales are made at the origination point at our facility, and title passes as the product is loaded into railcars hired by the customer or provided by us. Deliveries of in-basin sand have shipping terms of FCA, DAT or DAP; and we recognize this revenue when the sand is delivered to the destination.
We derive our revenue by mining and processing sand that our customers purchase for various uses. Our revenues are primarily a function of the price per ton realized and the volumes sold. In some instances, our revenues also include transportation costs we charge to our customers, a monthly charge to reserve sand capacity and shortfall payments due from customers for minimum volume commitments. Our transportation revenue fluctuates based on a number of factors, including the volume of product we transport and the distance between our plant and our customers. Our reservation and shortfall revenue fluctuates based on individual contract terms.
We sell sand through short-term price agreements, at prevailing market rates, and long-term take-or-pay contracts. The expiration dates of these contracts range from 2021 through 2023. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each ton of contracted product.
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
Inventory Valuation
Sand inventory is stated at the lower of cost or net realizable value using the average cost method. Costs applied to inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by a survey. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile.
Spare parts inventory includes critical spare parts. We account for spare parts on a first-in first-out basis, and value the inventory at the lower of cost or net realizable value.
Leases
On January 1, 2019 we adopted ASU 2016-02, Leases (Topic 842), and related amendments, which replaced the existing guidance in ASC 840, Leases. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The lease standard does not substantially change lessor accounting.
Estimates used in the calculation of our operating lease liabilities include the incremental borrowing rate and lease options reasonably certain to be exercised. We determine our incremental borrowing rate based on an average of our actual collateralized borrowing rates offered by our lenders. We considered the nature of the assets and the life of the leases and determined that there is no significant difference in the incremental borrowing rate among differing classes of assets. There are no significant options that are reasonably certain to be exercised, residual value guarantees or restrictions or covenants in our lease contracts and, therefore, no such terms have been included in our accounting for the leases.
Depletion
We amortize the cost to acquire land and mineral rights using a units-of-production method, based on the total estimated reserves and tonnage extracted each period.
Impairment of Assets
In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. As of and for the year ended December 31, 2020 we did not have goodwill or other indefinite lived intangibles assets on our balance sheet.
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows, estimated future sales prices (considering historical and current prices, price trends and related factors) and anticipated operating costs and capital expenditures. If the carrying value of our long-lived assets is less than the undiscounted cash flows, the assets are measured at fair value and an impairment is recorded if that fair value is less than the carrying value.
During the year ended December 31, 2020, we recorded an impairment charge of $5.1 million related to the full impairment of long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future. During the year ended December 31, 2019, we recorded impairment loss of $15.5 million, of which $7.6 million relates to our finite-lived developed technology intangible assets and $7.9 million relates to our Hixton, Wisconsin property. The impairment of the finite-lived intangible assets is from our developed technology allocated to the Quickload acquired in connection with the acquisition of Quickthree in 2018.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

We recorded an impairment charge of $17.8 million related to goodwill and an other indefinite-lived intangible asset for the year ended December 31, 2018, all of which was driven by the decline in our stock price in 2018 and the relationship between the resulting market capitalization and the equity recorded on our balance sheet.
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
Stock-Based Compensation
Stock-based compensation expense is recorded based upon the fair value of the award at grant date. Such costs are recognized as expense over the corresponding requisite service period. We use the actual public market price of our shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group as the grant date fair value for restricted stock awards.
The following is a summary of the restricted stock awards granted and the related grant date fair value in the years ended December 31, 2020, 2019 and 2018.

	Number of Shares Granted (in thousands)	Weighted Average Grant Date Fair Value
For the year ended December 31, 2020	—	$—
For the year ended December 31, 2019	1,884	$2.58
For the year ended December 31, 2018	746	$6.61
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
Recent Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. We will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Although we are currently evaluating the impact of the adoption of ASU 2019-12, we do not expect it to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset and a related expense will be recognized in selling, general and administrative expenses on the income statement, similar to bad debt expense under existing GAAP. There is much latitude given to entities in determining the methodology for calculating the CECL. The guidance is effective for our Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. While we are still in the process of evaluating the effects of ASU 2016-13 and its related updates on the consolidated financial statements, at the time of adoption, we believe the primary effect will be any applicable allowance recorded against our accounts and unbilled receivables on our balance sheet and related expense on our income statement at that time. We cannot determine the financial impact on our consolidated financial statements upon adoption as our accounts and unbilled receivables balances are affected by ongoing transactions with customers.

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
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was no balance on our ABL Credit Facility as of December 31, 2020. We do not believe this represents a material interest rate risk.
Credit Risk
A substantial portion of our revenue for the year ended December 31, 2020 was generated through long-term take-or-pay contracts with six customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the downturn in activity in the oil and natural gas industry beginning in the latter part of 2018 and continuing through much of 2019 and 2020. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with its terms, and we are unable to renew or replace these contracts or the related sales volumes, our gross profit and cash flows may be adversely affected.
Additionally, as of December 31, 2020 and 2019, $54.6 million and $37.4 million, respectively, of accounts and unbilled receivables is attributable a customer with which we have pending litigation. We are unable to express an opinion as to the likely outcome of the matter, and even if we are successful, we can make no assurances that they will be able to pay.
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, as a result of our acquisition of Quickthree on June 1, 2018, certain transactions are transacted in Canada dollars. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be impacted to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canada dollar. During the years ended December 31, 2020, 2019 and 2018, revenue, expenses, assets and liabilities transacted in Canada dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Smart Sand Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated income statements, and consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
New York, New York
March 2, 2021

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,725	$2,639
Accounts receivable, net	69,720	58,925
Unbilled receivables	127	4,765
Inventories	19,136	21,415
Prepaid expenses and other current assets	11,378	4,433
Total current assets	112,086	92,177
Property, plant and equipment, net	274,676	230,461
Operating lease right-of-use assets	32,099	28,178
Intangible assets, net	8,253	9,046
Other assets	563	3,541
Total assets	$427,677	$363,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,268	$3,961
Accrued expenses and other liabilities	13,142	8,578
Deferred revenue, current	6,875	7,654
Income taxes payable	—	542
Long-term debt, net, current	6,901	6,175
Operating lease liabilities, current	7,077	13,108
Total current liabilities	37,263	40,018
Deferred revenue, net	3,482	1,670
Long-term debt, net	22,445	28,240
Operating lease liabilities, long-term	27,020	15,469
Deferred tax liabilities, long-term, net	32,981	24,408
Asset retirement obligation	14,996	6,142
Contingent consideration	180	1,900
Other non-current liabilities	503	—
Total liabilities	138,870	117,847
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 43,193,394 issued and 41,575,129 outstanding at December 31, 2020; 40,975,408 issued and 40,234,451 outstanding at December 31, 2019	42	40
Treasury stock, at cost, 1,618,265 and 740,957 shares at December 31, 2020 and 2019, respectively	(4,134)	(2,979)
Additional paid-in capital	171,209	165,223
Retained earnings	121,267	83,313
Accumulated other comprehensive income (loss)	423	(41)
Total stockholders’ equity	288,807	245,556
Total liabilities and stockholders’ equity	$427,677	$363,403

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$70,902	$109,621	$143,533
Shortfall revenue	23,281	49,259	6,032
Logistics revenue	28,157	74,193	62,905
Total revenue	122,340	233,073	212,470
Cost of goods sold	104,221	152,021	143,103
Gross profit	18,119	81,052	69,367
Operating expenses:
Salaries, benefits and payroll taxes	9,993	11,560	11,043
Depreciation and amortization	1,911	2,411	1,843
Selling, general and administrative	15,527	11,328	12,825
Change in the estimated fair value of contingent consideration	(1,410)	(3,272)	(1,858)
Impairment loss	5,115	15,542	17,835
Total operating expenses	31,136	37,569	41,688
Operating (loss) income	(13,017)	43,483	27,679
Other income (expenses):
Gain on bargain purchase	39,600	—	—
Interest expense, net	(2,091)	(3,621)	(2,266)
Loss on extinguishment of debt	—	(561)	—
Other income	482	131	197
Total other income (expenses), net	37,991	(4,051)	(2,069)
Income before income tax (benefit) expense	24,974	39,432	25,610
Income tax (benefit) expense	(12,980)	7,809	5,509
Net income	$37,954	$31,623	$20,101
Net income per common share:
Basic	$0.94	$0.79	$0.50
Diluted	$0.94	$0.78	$0.50
Weighted-average number of common shares:
Basic	40,260	40,135	40,427
Diluted	40,260	40,337	40,449

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$37,954	$31,623	$20,101
Other comprehensive income:
Foreign currency translation adjustment	464	272	(313)
Comprehensive income	$38,418	$31,895	$19,788
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands, except share amounts)
Balance at December 31, 2017	40,393,033	$40	81,052	$(666)	$159,059	$31,589	$—	$190,022
Foreign currency translation adjustment	—	—	—	—	—	—	(313)	(313)
Vesting of restricted stock	177,464	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,937	—	—	2,937
Employee stock purchase plan compensation	—	—	—	—	72	—	—	72
Employee stock purchase plan issuance	21,964	—	—	—	127	—		127
Restricted stock buy back	(29,783)	—	29,783	(174)	—	—	—	(174)
Shares repurchased	(588,200)	—	588,200	(1,999)	—	—		(1,999)
Net income	—	—	—	—	—	20,101	—	20,101
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$51,690	$(313)	$210,773
Foreign currency translation adjustment	—	—	—	—	—	—	272	272
Vesting of restricted stock	260,820	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,909	—	—	2,909
Employee stock purchase plan compensation	—	—	—	—	41	—	—	41
Employee stock purchase plan issuance	41,075	—	—	—	78	—	—	78
Restricted stock buy back	(41,922)	—	41,922	(140)	—	—	—	(140)
Shares repurchased	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	31,623	—	31,623
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	464	464
Acquisition stock issuance	1,503,759	2	—	—	2,059	—	—	2,061
Vesting of restricted stock	674,593	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,831	—	—	3,831
Employee stock purchase plan compensation	—	—	—	—	34	—	—	34
Employee stock purchase plan issuance	39,634	—	—	—	62	—	—	62
Restricted stock buy back	(99,008)	—	99,008	(155)	—	—	—	(155)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net income	—	—	—	—	—	37,954	—	37,954
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities:
Net income	$37,954	$31,623	$20,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	22,130	26,425	17,159
Impairment loss	5,115	15,542	17,835
Amortization of intangible assets	793	1,394	1,002
Asset retirement obligation settlement	—	(2,753)	(3,180)
Loss (gain) on disposal of assets	237	(42)	321
Loss on extinguishment of debt	—	561	—
Provision for bad debt	—	—	42
Amortization of deferred financing cost	105	212	300
Accretion of debt discount	185	649	246
Deferred income taxes	(2,573)	6,123	5,046
Stock-based compensation	3,831	2,909	2,937
Employee stock purchase plan compensation	34	41	72
Change in contingent consideration fair value	(1,410)	(3,272)	(1,858)
Gain on bargain purchase, net of cash acquired	(39,291)	—	—
Changes in assets and liabilities:
Accounts receivable	(10,719)	(41,063)	4,457
Unbilled receivables	4,638	3,058	(6,631)
Inventories	4,738	(1,021)	(7,343)
Prepaid expenses and other assets	(5,327)	1,879	(3,561)
Deferred revenue	1,032	5,229	4,095
Accounts payable	(370)	(4,680)	(2,271)
Accrued and other expenses	4,981	1,277	2,140
Income taxes payable	(542)	542	—
Net cash provided by operating activities	25,541	44,632	50,909
Investing activities:
Acquisition of businesses, net of cash acquired	—	—	(29,921)
Purchases of property, plant and equipment	(8,620)	(25,525)	(96,090)
Proceeds from disposal of assets	61	100	22
Net cash used in investing activities	(8,559)	(25,425)	(125,989)
Financing activities:
Proceeds from the issuance of notes payable	952	31,202	—
Repayments of notes payable	(4,802)	(2,808)	(559)
Payments under equipment financing obligations	(123)	(103)	(168)
Payment of deferred financing and debt issuance costs	(20)	(2,262)	(233)
Proceeds from revolving credit facility	6,000	52,750	84,000
Repayment of revolving credit facility	(8,500)	(94,750)	(39,500)
Payment of contingent consideration	(310)	(1,995)	(175)
Proceeds from equity issuance	62	71	127
Purchase of treasury stock	(1,155)	(140)	(2,173)
Net cash (used in) provided by financing activities	(7,896)	(18,035)	41,319
Net increase (decrease) in cash and cash equivalents	9,086	1,173	(33,761)
Cash and cash equivalents at beginning of year	2,639	1,466	35,227
Cash and cash equivalents at end of year	$11,725	$2,639	$1,466

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company is a fully integrated frac sand supply and services company, offering complete mine to wellsite frac sand supply and logistics solutions. The Company is engaged in the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry.
Its integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, have access to two Class I rail lines which enable the Company to process and cost effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminal and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company completed construction of the first phase of its mine and processing facility near Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently the Company’s annual processing capacity is approximately 5.5 million tons.
In March 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin and began providing Northern White Sand in-basin in April 2018.
In June 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., (“Quickthree”) a manufacturer of portable vertical proppant storage solution systems. Quickthree formed the basis for the Company’s SmartSystems under which it offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.
In September 2020, the Company acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the Burlington Northern Sante Fe (“BNSF”) Class I rail line through the Peru, Illinois transload facility. The Company began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020.

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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to; the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets, impairment considerations of assets (including impairment of

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

identified intangible assets, goodwill and other long-lived assets); estimated cost of future asset retirement obligations; fair value of acquired assets and assume liabilities; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The increased supply of oil and the decreased demand related to the COVID-19 coronavirus pandemic have caused a dramatic decline in oil prices and significant volatility in the oilfield service sector. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.

Revision of Previously Issued Financial Statements for Immaterial Misstatements
During the quarter ended June 30, 2020, the Company identified an error in costs of goods sold in the Company’s audited financial statements for the year ended December 31, 2018. The error related to a vendor rebate the Company received during the current period, $1,800 of which related to expenses attributable to fiscal year 2018. As a result of the error, the Company reduced costs of goods sold by $1,800 and increased income tax expense by $387 resulting in an increase in net income of $1,413 and increase of $.03 in both basic and diluted earnings per share in the Company’s audited financial statements for the year ended December 31, 2018. Retained earnings increased by $1,413 in the Company’s audited financial statements for the year ended December 31, 2019. Additionally, certain 2019 balance sheet items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, the Company evaluated the materiality of these errors quantitatively and qualitatively and concluded that the errors described above were not material to any of its prior annual or quarterly financial statements or trends of financial results. However, due to reduced activity and the current economic environment, the errors could be considered material to the Company’s current period financial statements. As such, the Company has revised the prior period financial statements in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company revised previously presented historical financial statements for these immaterial errors in the annual audited financial statements included in this Annual Report on Form 10-K.

Revenue Recognition
Revenues are generally recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, deferred revenue, and contract assets, included in other assets, on the consolidated balance sheet. For the Company’s sand sales, amounts are billed as sand is loaded on the railcars to fill customer orders for FCA origination point sales or when sand is received at the destination for DAP or DAT destination point sales and recorded as accounts receivable. For the Company’s freight revenue, amounts billed depend on the shipping terms and are recorded as receivables accordingly. Generally, billing occurs subsequent to revenue recognition, though certain billing occurs in advance, resulting in unbilled receivables and deferred revenue, respectively. In addition, the Company sometimes receives shortfall payments from or offers pricing concessions to its customers and recognizes the revenue once there are no further obligations to be performed by the Company.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company's contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. The Company expects to recognize approximately 64% of its remaining performance obligations under existing contracts as revenue in 2021 and expects to recognize the remaining 36% as revenue by 2023.
Significant Judgments
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligations. The Company satisfies its performance obligation and subsequently recognizes

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

revenue, at a point in time, upon shipment of the products as the customer obtains control over the goods once the sand is loaded into the railcars or sand is delivered to the customer’s destination. In the case of sand being delivered to customers, the transaction price may be variable in nature.
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2020 or 2019. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.
Accounts and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of December 31, 2020 and 2019, the Company recorded no allowance for doubtful accounts. As of December 31, 2020 and 2019, the amount of unbilled receivables included in deferred revenue was $1,443 and $2,282, respectively. As of December 31, 2020 and 2019, respectively, $54,592 and $37,422 of accounts and unbilled receivables were from a customer with which we have pending litigation. See Note 17 - Commitments and Contingencies for additional information.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $40,891, $76,643 and $70,532 for the years ended December 31, 2020, 2019 and 2018, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs periodic surveys to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.
Certain acquired inventory is stated at fair market value, as determined by its anticipated sales price less costs of disposal and reasonable profit allowance for selling efforts, which may be higher than its cost.
Deferred Financing Charges
Direct costs incurred in connection with the Company's debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing and debt discount charges of $290, $861, and $546 are included in interest expense as of December 31, 2020, 2019 and 2018, respectively. Costs related to the Oakdale Equipment Financing are presented net of the related debt and costs related to the ABL Credit Facility are presented in other assets on the balance sheet.

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

Years
Land improvements	10
Plant and buildings	5-15
Real estate properties	10-40
Railroad and sidings	30
Vehicles	3-5
Machinery, equipment and tooling	3-15
SmartSystems	5-15
Furniture and fixtures	3-10
Deferred mining costs	3

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

In 2020, the Company recorded an impairment loss of $5,115 to fully write down the value of its long-lived assets in the Permian basin as it has no intentions to develop these properties in the foreseeable future. In 2019, the Company recorded impairment losses of $15,542 of which $7,628 related to finite-lived developed technology intangible assets in intangible assets, net on the balance sheet and $7,914 related to its Hixton, Wisconsin property in property. plant and equipment, net on the balance sheet. The impairment of the finite-lived intangible assets is from developed technology allocated to the Quickload transloader acquired in connection with the acquisition of Quickthree in 2018. The Company has developed a new transload technology, the Smart Path, and no longer planned to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload were fully impaired during the third quarter of 2019. In the fourth quarter of 2019, the Company determined that the carrying amount of the Hixton, Wisconsin property may not be fully recoverable as the Company had no immediate plans to further develop the site. The Company determined the fair value of the Hixton, Wisconsin property based on market prices for similar properties sold in the area and recorded an impairment loss for the amount which the carrying value exceeded the fair value.
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
Lessor
The Company manufactures SmartSystems and offers the equipment for lease. The Company negotiates the terms of its leases on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees, restrictions or covenants in its lease contracts and have, therefore, not been included in its accounting for the leases. All of our SmartSystems are accounted for as operating leases.
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
Contingent Consideration
The Company’s contingent consideration is measured at fair value on a recurring basis and is comprised of payments for production of silos and related equipment during the three-year period after the Quickthree acquisition. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. As of December 31, 2019 and during 2020, the Company used a probability-weighted average between 1 and 5 manufactured fleets over the remaining earnout period as the basis of its fair value determination. As of December 31, 2020, the Company has no intentions to produce silos or related equipment for the remaining earnout period, and therefore the liability represents the earnout consideration for units produced during 2020.

The fair value of the Company’s financial instruments carried at fair value were as follows:

	December 31, 2020	Level 1	Level 2	Level 3
Contingent consideration	$180	$—	$—	$180
Total liabilities	$180	$—	$—	$180

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2020:

Balance as of December 31, 2019	$1,900
Payment of contingent consideration	(310)
Fair value adjustment	(1,410)
Balance as of December 31, 2020	$180

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
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. The Company includes interest and penalties as a component of income tax expense in the consolidated income statements. For the periods presented, no interest and penalties were recorded.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2020 and 2019, there were no material probable environmental matters.
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
Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2020, 2019, 2018 was 1,886, 764 and 854, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding	40,260	40,135	40,427
Assumed conversion of restricted stock	—	202	22
Diluted weighted average common stock outstanding	40,260	40,337	40,449

Reclassification
Certain financial items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
Recent Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset and a related expense will be recognized in selling, general and administrative expenses on the income statement, similar to bad debt expense under existing GAAP. There is much latitude given to entities in determining the methodology for calculating the CECL. The

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. While the Company is still in the process of evaluating the effects of ASU 2016-13 and its related updates on the consolidated financial statements, at the time of adoption, it believes the primary effect will be any applicable allowance recorded against its accounts and unbilled receivables on its balance sheet and related expense on its income statement at that time. The Company cannot determine the financial impact on its consolidated financial statements upon adoption as its accounts and unbilled receivables balances are affected by ongoing transactions with customers.

NOTE 3 — Acquisitions
Business Combination - Eagle Proppants Holdings
On September 18, 2020, the Company entered into an Equity Purchase and Sale Agreement (the “Purchase Agreement”) with Eagle Materials Inc., a Delaware corporation (“Eagle”), pursuant to which the Company acquired all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”), from Eagle for aggregate non-cash consideration of approximately $2,080. In satisfaction of the purchase price, the Company issued to Eagle 1,504 shares of its common stock; the Company issued an additional 14 shares of its common stock in January 2021 as settlement of the net working capital adjustment. The number of shares issued was determined by the weighted average trading price of the Company’s common stock over the twenty days preceding the date of the Purchase Agreement.
In connection with the acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender. See Note 8 - Debt, for additional information.
The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin, with approximately 3.5 million tons of total combined annual processing capacity, 1.6 million tons of which has access to the BNSF rail line through the Peru, Illinois transload facility.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$2,000
20-day volume weighted average price of Smart Sand stock	$1.33
Shares issued	1,504
Closing share price on September 18, 2020	$1.37
Total equity issued	$2,060
Net working capital adjustment	$20
Total purchase consideration	$2,080

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company’s allocation of the purchase price in connection with the acquisition was calculated as follows:

Fair Value
Assets Acquired
Cash	$309
Accounts receivable	75
Inventory	2,459
Prepaid expenses and other current assets	124
Property, plant and equipment	60,310
Right-of-use assets	9,603
Total assets acquired	72,880
Liabilities Assumed
Accounts payable	16
Accrued expenses and other liabilities	2,008
Asset retirement obligations	8,424
Operating lease liabilities	9,603
Deferred income taxes	11,149
Total liabilities assumed	31,200
Estimated fair value of net assets acquired	$41,680

The estimated aggregate fair value of the net assets acquired was $41,680, which exceeds the total consideration and results in a bargain purchase gain of $39,600 on the acquisition date, which is included in net income for the year ended December 31, 2020. The Company believes that the seller wanted to exit the business relatively quickly and that there were a limited number of potential buyers due to the downturn in the market.

The Company determined the fair values of the acquired assets and assumed liabilities based on the highest and best use of such assets as required by GAAP. Cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities are based on underlying assets and liabilities whose carrying value approximates fair value. The Company acquired $2,050 of contractual receivables; however, it does not expect to collect on $1,975 as these customers are in bankruptcy proceedings. The fair value of inventory was determined using market prices the Company expects to receive for the inventory when it is sold. Operating leases are considered to be at market rates and the fair values of the associated operating lease liabilities and right-of-use assets were determined using the Company’s lease accounting policies. The fair value of the asset retirement obligations was calculated consistently with the Company’s other asset retirement obligations and includes assumptions about inflation and discount rates over time to represent the estimated future cost of dismantling, restoring and reclaiming the plant and mines in accordance legal obligations. Deferred income taxes represent the temporary differences between future expenses for GAAP purposes and income tax purposes at the Company’s applicable enacted tax rate. The Company determined the fair values of the property, plant and equipment with the assistance of external valuation specialists. The fair value is based on the highest and best use, as required by GAAP, which was determined to be the orderly liquidation value rather than the value imputed by other valuation methods. During the fourth quarter 2020, the Company finalized the deferred tax liability impacts of the acquisition, resulting in a $289 reduction to the initial gain on bargain purchase. The Company’s allocation of the purchase price is complete as of December 31, 2020.

Total acquisition costs incurred during the year ended December 31, 2020 was $891, which is included in selling, general and administrative expense on the Company’s consolidated income statements.

The following represents pro forma consolidated revenue and income before income tax expense as if Eagle Proppants Holdings had been included in the consolidated results of the Company for the year ended December 31, 2020 and 2019. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Eagle Proppants Holdings to reflect the depreciation and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and asset retirement obligations as well as equipment rent that would have been recorded based on the acquired right-of-use assets.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2020	2019
	(unaudited)
Revenues	$131,189	$280,580
Income before income tax expense	$23,173	$29,327

From the date of acquisition through December 31, 2020, the Company recognized $3,161 and $3,021 of revenue and loss before income tax expense.

NOTE 4 — Inventories
Inventories consisted of the following:

	December 31,
	2020	2019
Raw material	$428	$527
Work in progress	10,465	14,173
Finished goods	4,400	4,097
Spare parts	3,843	2,618
Total inventory	$19,136	$21,415

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2020	2019
Machinery, equipment and tooling	$29,002	$19,683
SmartSystems	22,352	15,811
Vehicles	2,893	2,419
Furniture and fixtures	1,302	1,228
Plant and building	199,867	170,283
Real estate properties	6,458	4,946
Railroad and sidings	27,703	27,701
Land and land improvements	33,040	21,320
Asset retirement obligation	19,993	11,480
Mineral properties	7,442	7,442
Deferred mining costs	2,123	2,004
Construction in progress	7,489	9,208
	359,664	293,525
Less: accumulated depreciation and depletion	84,988	63,064
Total property, plant and equipment, net	$274,676	$230,461

Depreciation expense was $21,725, $25,689 and $17,117 for the years ended December 31, 2020, 2019 and 2018, respectively. Depletion expense was $18, $49 and $47 for the years ended December 31, 2020, 2019 and 2018, respectively.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2020, 2019 and 2018.

NOTE 6 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2020.

	Balance at December 31, 2019	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2020
Developed technology	$9,046	$—	$—	$793	$8,253
	$9,046	$—	$—	$793	$8,253

The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2019.

	Balance at December 31, 2018	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2019
Developed technology	$17,956	$—	$7,628	$1,282	$9,046
Customer relationships	112	—	—	112	—
	$18,068	$—	$7,628	$1,394	$9,046

The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(2,047)	$10,300	(1,254)
Customer relationships	—	—	270	(270)
	$10,300	$(2,047)	$10,570	$(1,524)

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 10.4 years. Amortization expense related to the purchased intangible assets was $793, $1,394 and $1,002 for the year ended December 31, 2020, 2019, and 2018, respectively. The Company recorded an impairment charge of $7,628 related to specific developed technology allocated to the Quickload during the third quarter of 2019. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company has developed and tested a new transload technology and no longer plans to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload has been impaired.
The Company conducted a review of its indefinite-lived intangible assets as of December 31, 2018 and determined the carrying value exceeded its fair value, which resulted in a full impairment of indefinite-lived intangible assets in 2018.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2020.

Year ending December 31,
2021	$792
2022	792
2023	792
2024	792
2025	792
Thereafter	4,293
Total	$8,253

NOTE 7 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2020	2019
Employee related expenses	$1,048	$2,233
Accrued construction related expenses	—	188
Accrued equipment	55	429
Accrued professional fees	1,129	750
Accrued royalties	2,624	2,419
Accrued freight and delivery charges	2,901	882
Accrued real estate tax	1,637	806
Accrued utilities	748	10
Sales tax liability	1,386	424
Other accrued liabilities	1,614	437
Total accrued liabilities	$13,142	$8,578

NOTE 8 — Debt
Long-term debt, net, current consists of the following:

	December 31,
	2020	2019
Oakdale Equipment Financing	$3,600	$3,431
Finance leases	123	116
Notes payable	3,178	2,628
Long-term debt, net, current	$6,901	$6,175

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Long-term debt, net consists of the following:

	December 31,
	2020	2019
ABL Credit Facility	$—	$2,500
Oakdale Equipment Financing, net	15,236	18,074
Finance leases	351	474
Notes payable	6,858	7,192
Long-term debt, net	$22,445	$28,240
ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of December 31, 2020 was $10,191 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of December 31, 2020, there were no amounts outstanding under the ABL Credit Facility, $732 letters of credit and $9,459 was available to be drawn. We use this facility primarily as a source for working capital needs. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”) as well as unused commitment fees. The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. Substantially all of the U.S. assets of the Company are pledged as collateral under the ABL Credit Facility. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2020, the Company was in compliance with all financial covenants.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. The Oakdale Equipment Financing is legally comprised of an MLA and five lease schedules. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting or financial reporting purposes and not a lease. Substantially all of the Company's mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. The Company used the net proceeds to repay in full and terminate the Former Credit Facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing matures on December 13, 2024. As a result of financial relief during the COVID-19 coronavirus pandemic in 2020, a portion of the Oakdale Equipment Financing matures on March 31, 2025. The Company has the right to prepay the financing and reacquire the underlying equipment on a lease schedule-by-lease schedule basis during the period commencing on the seventh month of the term and continuing until the 54th month of the term at a percentage of the purchase price of the relevant equipment, and at the end of the term at the fair market value of the equipment. The Oakdale Equipment Financing contains affirmative and restrictive covenants customary for transactions of this type.

Notes Payable
The Company entered into various financing arrangements to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, title to the subject equipment passes to the financial institutions as collateral. In June 2020, the Company executed a note payable to defer certain near-term minimum royalty payments. All notes payable bear interest at fixed rates between 4.00% and 7.49%.
Acquisition Liquidity Support Facility
In connection with the Company’s acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5,000 during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any amounts borrowed will amortize over the following three years. The facility bears interest at a fixed rate of 6.00% until September 18, 2021 and will bear interest at a fixed rate of 8.00%

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

thereafter until all outstanding borrowings have been paid in full. There were no borrowings outstanding under this facility as of December 31, 2020.
Finance Leases
See Note 9 - Leases for additional information about the Company’s finance leases.
Future minimum payments as of December 31, 2020 are as follows:

Year Ended December 31,	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
2021	$—	$4,639	$3,649	$152	$8,440
2022	—	4,639	3,655	136	8,430
2023	—	4,639	2,372	245	7,256
2024	—	6,888	807	—	7,695
2025 and thereafter	—	1,724	542	—	2,266
Total minimum payments	—	22,529	11,025	533	34,087
Amount representing interest	—	(2,959)	(989)	(59)	(4,007)
Amount representing unamortized lender fees	—	(734)	—	—	(734)
Present value of payments				474
Less: current portion	—	(3,600)	(3,178)	(123)	(6,901)
Total long-term debt, net	$—	$15,236	$6,858	$351	$22,445

NOTE 9 — Leases
Disclosures subsequent to the adoption of ASC 842
Lessee
At December 31, 2020 and 2019, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	December 31,
		2020	2019
Right-of-use assets
Operating	Operating right-of-use assets	$32,099	$28,178
Financing	Property, plant and equipment, net	373	505
Total right-of use assets		$32,472	$28,683

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$34,097	$28,577
Financing	Long-term debt, current and long-term portions	474	590
Total lease liabilities		$34,571	$29,167

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating lease costs are recorded in a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$139	$134
Interest on lease liabilities	36	43
Operating lease cost	12,087	16,640
Short-term lease cost	238	470
Total lease cost	$12,500	$17,287

Other information related to the Company’s leasing activity for year ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$36	$43
Operating cash flows used for operating leases	$10,523	$16,714
Financing cash flows used for finance leases	$115	$104

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$55
Right of use assets upon adoption		$35,939
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,510	$7,251

Weighted average remaining lease term - finance leases	2.6 years	3.6 years
Weighted average discount rate - finance leases	6.60%	6.55%
Weighted average remaining lease term - operating leases	3.9 years	2.6 years
Weighted average discount rate - operating leases	5.78%	5.50%

Maturities of the Company’s lease liabilities as of December 31, 2020 are as follows:

Year	Operating Leases	Finance Leases	Total
2021	$8,835	$151	$8,986
2022	8,753	136	8,889
2023	7,858	245	8,103
2024	6,499	—	6,499
2025 and thereafter	3,173	—	3,173
Total cash lease payments	39,118	532	39,650
Less: amounts representing interest	(5,021)	(58)	(5,079)
Total lease liabilities	$34,097	$474	$34,571

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $14,996 as of December 31, 2020. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2018	$13,322
Additions and revisions of prior estimates	(5,114)
Accretion expenses	687
Settlement of liability	(2,753)
Balance at December 31, 2019	$6,142
Additions and revisions of prior estimates	8,458
Accretion expenses	396
Settlement of liability	—
Balance at December 31, 2020	$14,996

NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2020		2019		2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$70,902	58%	$109,621	47%	$143,533	68%
Shortfall revenue	23,281	19%	49,259	21%	6,032	3%
Logistics revenue	28,157	23%	74,193	32%	62,905	30%
Total revenues	$122,340	100%	$233,073	100%	$212,470	101%

Total current and long-term deferred revenue balances at December 31, 2020 and 2019 were $10,357 and $9,324, respectively. The Company expects to recognize the current portion of deferred revenue in 2021 and expects to recognize the long-term portion through 2023. In 2020, the Company recognized $3,325 of the 2019 deferred revenue balance, $277 remained in long-term deferred revenue and the remainder is in the current portion of the deferred revenue balance. In 2019, the Company recognized $1,017 of the 2018 deferred revenue balance, recharacterized $2,500 due to an amended contract and $578 remained in the current portion of deferred revenue at December 31, 2019.

NOTE 12 — Earnings Per Share

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

method, although restricted stock is excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2020, 2019, and 2018 was 1,886, 764, and 854, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding	40,260	40,135	40,427
Assumed conversion of restricted stock	—	202	22
Diluted weighted average common stock outstanding	40,260	40,337	40,449

NOTE 13 — Stock-Based Compensation
Equity Incentive Plan
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the Board and consultants of the Company. On April 3, 2020, the Company’s board of directors adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 2,088 shares. The awards can be issued in the form of incentive stock options, non-qualified stock options or restricted stock.
During 2020, there were no shares of restricted stock issued under 2016 Plan. During 2019 and 2018, 1,884 and 746 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value of all the restricted stock per share was $2.44 - $19.00. The shares vest over one to five years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The significant assumptions used in the Monte Carlo simulation are presented in the following table.

Year ended December 31,
2019
Expected volatility	71.05%
Expected life (years)	2.0
Risk-free interest rate	1.63%

The total number of shares and their respective fair values that vested during the years ended December 31, 2020, 2019 and 2018 were 675 at $1,013, 261 at $844 and 177 at $1,047, respectively.
The Company recognized $3,831, $2,909 and $2,937 of compensation expense for the restricted stock during 2020, 2019 and 2018, respectively, in cost of goods sold and operating expenses on the consolidated income statements. There is no impact to the cash flows of the Company related to stock-based compensation expense. At December 31, 2020, the Company had unrecognized compensation expense of $3,691 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2021	$2,317
2022	864
2023	510
$3,691

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table summarizes restricted stock activity under the 2016 Plan from January 1, 2019 through December 31, 2020:

	Number of Shares	Weighted Average
Unvested, January 1, 2019	1,027	$9.83
Granted	1,884	$2.58
Vested	(261)	$8.76
Forfeiture	(32)	$5.85
Unvested, December 31, 2019	2,618	$6.91
Granted	—	$—
Vested	(675)	$9.46
Forfeiture	(57)	$13.16
Unvested December 31, 2020	1,886	$5.14

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

As a result of the CARES Act, the Company recorded a current tax benefit of $9.7 million related to the anticipated benefit to be received from the carryback of net operating losses, including those related to depletion deduction, to tax years with a 35% corporate tax rate. The Company will continue to monitor and consider available benefits under the CARES Act for which it qualifies, including those described above.

On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The legislation includes additional coronavirus (COVID-19) relief that expands upon the relief provided in the CARES Act and a number of tax provisions. Tax provisions under the CAA include, but are not limited to, (a) the extension for employers to pay certain deferred payroll taxes and (b) the extension and revision of employer retention credits. Although the Company is currently evaluating the impact of CAA, it does not expect it to have a material impact on its consolidated financial statements for the year ended December 31, 2020.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(10,175)	$913	$230
State and local	(9)	550	161
Foreign	(223)	223	72
Total current (benefit) expense	(10,407)	1,686	463
Deferred
Federal	(2,497)	5,746	4,998
State and local	(76)	377	48
Foreign	—	—	—
Total deferred income tax (benefit) expense	(2,573)	6,123	5,046
Total income tax (benefit) expense	$(12,980)	$7,809	$5,509

Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the years ended December 31, 2020, 2019 and 2018. The reconciliations from the applicable statutory income tax rates to income tax (benefit) expense are as follows:

	Year Ended December 31,
	2020	2019	2018
At statutory rate	$5,245	$8,281	$5,378
State taxes, net of U.S. federal benefit	(99)	926	209
Foreign taxes	(223)	223	72
Federal tax deductions	(5)	(1,248)	238
Change in applicable tax rate	478	—	144
Provision to return permanent difference	(20)	7	(129)
Refund claims	(159)	(29)	(120)
Fuel tax credit	(90)	(176)	(243)
Foreign tax credit	153	(175)	(49)
Foreign branch loss	50	—	—
Gain on bargain purchase	(8,316)	—	—
NOL carryback/carryforward	(10,046)	—	—
Other	52	—	9
Total income tax (benefit) expense	$(12,980)	$7,809	$5,509

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Reserves and accruals	$200	$463
Prepaid expenses and other	1,645	571
Federal net operating losses	379	—
State net operating losses	125	—
Operating lease liabilities	7,771	6,385
Total deferred tax assets	10,120	7,419
Deferred tax liabilities:
Depreciation and amortization	(35,735)	(25,531)
Foreign net operating losses	(50)	—
Operating lease right-of-use assets	(7,316)	(6,296)
Total deferred tax liabilities	(43,101)	(31,827)
Deferred tax liabilities, long-term, net	$(32,981)	$(24,408)

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. At December 31, 2020 and 2019, based on the Company’s future income projections and reversal of taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the deductible temporary differences. As of December 31, 2020 and 2019, the Company determined no valuation allowance was necessary.
The Company has evaluated its tax positions taken as of December 31, 2020 and 2019 and believes all positions taken would be upheld under examination from income taxing authorities. Therefore, no liability for the effects of uncertain tax positions has been recorded in the accompanying consolidated balance sheets as of December 31, 2020 or 2019. The Company is open to examination by taxing authorities beginning with the 2015 tax year.

NOTE 15 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching contributions on the first 3% of employee contributions and 50% matching contributions on the next 2% of employee contributions. Employees are immediately vested in both their contributions and the Company’s matching contributions. In accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2020, 2019 and 2018. During the years ended December 31, 2020, 2019 and 2018, the Company made matching contributions of $397, $488 and $425, respectively to its U.S. Defined Contribution Plan.

Canada Group Savings Plan and Deferred Profit Sharing Plan
The Company is the sponsor of a defined contribution plan that covers substantially all Canada employees that have been employed for at least 90 days. The plan allows participants to make contributions to the Group Savings Plan and after six months of employment the Company provides 100% matching contributions on between 3% - 5% of the employee’s salary, depending on their length of service to the Deferred Profit Sharing Plan. Employees are immediately vested in their contributions to the Group Savings Plan and vest in the Company’s contributions to the Deferred Profit Sharing Plan after two years of service. All accounts opened prior to May 31, 2018 are fully vested. During the year ended December 31, 2020, 2019

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

and subsequent to the acquisition of Quickthree in 2018, the Company made matching contributions of $18 and $59 and $25, respectively, to its Deferred Profit Sharing Plan.

NOTE 16 — Concentrations
As of December 31, 2020, one customer accounted for 78% of the Company’s total accounts receivable. As of December 31, 2019, two customers accounted for 81% of the Company’s total accounts receivable.
During the year ended December 31, 2020, 64% of the Company’s revenues were earned from three customers. During the years ended December 31, 2019 and 2018, 73.0% and 66.0% of the Company’s revenues were earned from four customers, respectively.
As of December 31, 2020, three vendors accounted for 42% of the Company’s accounts payable. As of December 31, 2019, one vendor accounted for 26% of the Company’s accounts payable.
During the years ended December 31, 2020, 2019 and 2018, one supplier accounted for 45%, 44% and 40% of the Company’s cost of goods sold, respectively.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.
As of December 31, 2020, the Company employed 228 people, of which 28 were employed under collective bargaining agreements. There are no collective bargaining agreements expiring within one year.

NOTE 17 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2020 are as follows:

2021	$2,419
2022	2,467
2023	2,573
2024	2,469
2025	2,462
Thereafter	26,887
Total future minimum annual commitments under operating lease obligations	$39,277

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
U.S. Well Services, LLC
On January 14, 2019, Smart Sand, Inc. (plaintiff) filed suit against U.S. Well Services, LLC (defendant) in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]). In the suit, plaintiff alleges that defendant is in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Product Purchase Agreement and coterminous Railcar Usage Agreement and is seeking unspecified monetary damages and other appropriate relief. Defendant filed an Answer, Affirmative Defenses and Amended Counterclaim but is no longer pursuing any counterclaims. Discovery was completed in the fall of 2020 and the trial took place in December 2020. The post-trial briefing has been completed and the parties are awaiting the Court’s decision. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.
The Company recorded revenue of $17,170 and $34,271 for the year ended December 31, 2020 and 2019, respectively, related to U.S. Well. As of December 31, 2020 and 2019, $54,592 and $37,422 of accounts and unbilled receivables is attributable to U.S. Well. Amounts recorded as accounts and unbilled receivables in the financial statements do not represent the full amounts sought in this lawsuit.
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total performance bonds as of December 31, 2020 was $9,945.

NOTE 18 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$1,766	$2,833	$1,660
Cash paid for taxes	$635	$207	$666
Non-cash investing activities:
Contingent consideration	$—	$—	$9,200
Asset retirement obligation	$34	$(5,114)	$7,546
Non-cash financing activities:
Equipment purchased with debt	$—	$—	$4,733
Write-off of remaining balance of returned equipment under capital lease	$—	$—	$398
Capitalized expenditures in accounts payable and accrued expenses	$376	$899	$3,014

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19 — Quarterly Financial Data (Unaudited)
The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2020 and 2019. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

2020:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$47,488	$26,106	$23,409	$25,337
Cost of goods sold	41,089	11,906	18,227	32,999
Operating expenses	5,865	5,546	6,431	13,294
Net income (loss)	(84)	4,640	36,282	(2,884)
Earnings (loss) per share, basic(1)	—	0.12	0.91	(0.07)
Earnings (loss) per share, diluted(1)	—	0.12	0.91	(0.07)
(1)    Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

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
As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2021 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2021” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS

2.1
Equity Purchase and Sale Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 2.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

3.1
Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
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

4.3*	Description of the Company's Capital Stock
10.1†	Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2020)
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
10.9
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.10
Master Lease Agreement, dated December 13, 2019, among Smart Sand, Inc., Smart Sand Oakdale, LLC and Nexseer Capital (incorporated by reference to Exhibit 10.13 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.11
ABL Credit Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, Jefferies Finance LLC, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to Smart Sand, Inc.’s Annual Report of Form 10-K filed with the SEC on March 14, 2020)

10.12
Guarantee and Collateral Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto and Jefferies Finance LLC, as agent (incorporated by reference to Exhibit 10.15 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.13
First Amendment to ABL Credit Agreement, dated July 8, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.14
Second Amendment to ABL Credit Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.4 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.15
Guarantee and Collateral Agreement Supplement, dated September 18, 2020, by and between Eagle Oil and Gas Proppants Holdings LLC and Northern White Sand LLC, and CRS Proppants LLC, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.5 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.16‡
Amended and Restated Master Product Purchase Agreement dated as of November 6, 2015 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.17‡
First Amendment to Amended and Restated Master Product Purchase Agreement dated as of May 1, 2016 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.18‡
Railcar Usage Agreement dated as of September 15, 2014 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.19‡
First Amendment to Railcar Usage Agreement dated as of November 6, 2015 between US Well Services LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.20‡
Master Product Purchase Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.21‡
Railcar Usage Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.22†
First Amendment to the Master Product Purchase Agreement and First Amendment to Railcar Usage Agreement, dated June 21, 2019, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019)

10.23†
Letter Agreement to Master Product Purchase Agreement, dated May 26, 2020, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

10.24†
Second Amendment to Master Product Purchase Agreement and Second Amendment to Railcar Usage Agreement, dated September 28, 2020, between Smart Sand, Inc. and Rice Drilling B, LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.25‡
Master Product Purchase Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017)

10.26‡
Railcar Usage Agreement, dated as of March 8, 2017, between Smart Sand, Inc. and Liberty Oilfield Services, LLC (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017)

10.27‡
First Amendment to Master Product Purchase Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017)

10.28‡
First Amendment to Railcar Usage Agreement dated effective as of May 1, 2017, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017)

10.29‡
Letter Agreement to Master Product Purchase Agreement, dated effective as of November 26, 2018, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.40 to Smart Sand, Inc’s Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.30‡
Letter Agreement to Master Product Purchase Agreement, dated effective as of January 22, 2019, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.41 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.31‡
Letter Agreement to Master Product Purchase Agreement, dated effective as of December 31, 2019, between Liberty Oilfield Services, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.26 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.32‡
Letter Agreement to Master Product Purchase Agreement, dated March 26, 2020, between Liberty Oilfield Services, LLC, SSI Bakken I, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020)

10.33‡*	Letter Agreement to Master Product Purchase Agreement dated effective as of December 1, 2020, between Liberty Oilfield Services, LLC and Smart Sand, Inc.
10.34‡
Master Product Purchase Agreement, dated effective January 1, 2018, between WPX Energy Product LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.34 to Smart Sand Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.35‡
Master Product Purchase Agreement, dated as of February 13, 2018, between Hess Corporation and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

10.36‡
Amendment No. 1 to Master Product Purchase Agreement, dated effective as of October 12, 2018, between Hess Corporation and Smart Sand, Inc. (incorporated by reference to Exhibit 10.39 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2019)

10.37‡
Second Amended and Restated Master Product Purchase Agreement, dated September 10, 2019, by and between Smart Sand, Inc. and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 13, 2019)

10.38
Loan and Security Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

21.1*	List of subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of John T. Boyd Company
31.1*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Mine Safety Disclosure Exhibit
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: March 3, 2021
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

/s/ Susan Neumann
Susan Neumann
Controller and Vice President of Accounting
(Principal Accounting Officer)

/s/ José E. Feliciano	/s/ Andrew Speaker
José E. Feliciano	Andrew Speaker
Director	Director
(Co-Chairman of the Board)	(Co-Chairman of the Board)

/s/ Frank Porcelli	/s/ Timothy J. Pawlenty
Frank Porcelli	Timothy J. Pawlenty
Director	Director

/s/ Sharon Spurlin
Sharon Spurlin
Director