Form 10-Q
period 2021-03-31
Smart Sand, Inc.
filed 2021-05-04
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Number of shares of common stock outstanding, par value $0.001 per share, as of April 27, 2021: 43,334,442

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$11,417	$11,725
Accounts receivable	66,658	69,720
Unbilled receivables	215	127
Inventories	17,546	19,136
Prepaid expenses and other current assets	10,960	11,378
Total current assets	106,796	112,086
Property, plant and equipment, net	272,197	274,676
Operating lease right-of-use assets	29,697	32,099
Intangible assets, net	8,055	8,253
Other assets	548	563
Total assets	$417,293	$427,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,816	$3,268
Accrued expenses and other liabilities	12,326	13,142
Deferred revenue, current	5,563	6,875
Long-term debt, net, current	7,073	6,901
Operating lease liabilities, current	7,480	7,077
Total current liabilities	37,258	37,263
Deferred revenue, net	6,984	3,482
Long-term debt, net	20,651	22,445
Operating lease liabilities, long-term	25,080	27,020
Deferred tax liabilities, long-term, net	25,290	32,981
Asset retirement obligation	15,925	14,996
Contingent consideration	—	180
Other non-current liabilities	503	503
Total liabilities	131,691	138,870
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 43,385,671 issued and 41,719,329 outstanding at March 31, 2021; 43,193,394 issued and 41,575,129 outstanding at December 31, 2020	42	42
Treasury stock, at cost, 1,666,342 and 1,618,265 shares at March 31, 2021 and December 31, 2020, respectively	(4,274)	(4,134)
Additional paid-in capital	171,931	171,209
Retained earnings	117,355	121,267
Accumulated other comprehensive income	548	423
Total stockholders’ equity	285,602	288,807
Total liabilities and stockholders’ equity	$417,293	$427,677

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$23,147	$30,008
Shortfall revenue	1,741	1,307
Logistics revenue	2,562	16,173
Total revenue	27,450	47,488
Cost of goods sold	32,427	41,089
Gross profit	(4,977)	6,399
Operating expenses:
Salaries, benefits and payroll taxes	2,375	2,902
Depreciation and amortization	561	453
Selling, general and administrative	3,154	3,530
Change in the estimated fair value of contingent consideration	—	(1,020)
Total operating expenses	6,090	5,865
Operating (loss) income	(11,067)	534
Other income (expenses):
Interest expense, net	(547)	(472)
Other income	198	19
Total other income (expenses), net	(349)	(453)
(Loss) income before income tax (benefit) expense	(11,416)	81
Income tax (benefit) expense	(7,504)	165
Net loss	$(3,912)	$(84)
Net loss per common share:
Basic	$(0.09)	$—
Diluted	$(0.09)	$—
Weighted-average number of common shares:
Basic	41,629	40,091
Diluted	41,629	40,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(3,912)	$(84)
Other comprehensive loss:
Foreign currency translation adjustment	125	(163)
Comprehensive loss	$(3,787)	$(247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three months ended March 31, 2021

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	125	125
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	158,364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	678	—	—	678
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	19,483	—	—	—	17	—	—	17
Restricted stock buy back	(48,077)	—	48,077	(140)	—	—	—	(140)
Shares repurchased	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,912)	—	(3,912)
Balance at March 31, 2021	41,719,329	$42	1,666,342	$(4,274)	$171,931	$117,355	$548	$285,602

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Three months ended March 31, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	(163)
Vesting of restricted stock	139,947	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,025	—	—	1,025
Employee stock purchase plan compensation	—	—	—	—	14	—	—	14
Employee stock purchase plan issuance	21,486	—	—	—	46	—	—	46
Restricted stock buy back	(10,468)	—	10,468	(14)	—	—	—	(14)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net loss	—	—	—	—	—	(84)	—	(84)
Balance at March 31, 2020	39,607,116	$40	1,529,725	$(3,993)	$166,308	$83,229	$(204)	245,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating activities:
Net loss	$(3,912)	$(84)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	6,375	5,363
Amortization of intangible assets	198	199
Loss on disposal of assets	2	—
Amortization of deferred financing cost	26	26
Accretion of debt discount	47	45
Deferred income taxes	(7,691)	1,264
Stock-based compensation, net	678	1,025
Employee stock purchase plan compensation	7	13
Change in contingent consideration fair value	—	(1,020)
Changes in assets and liabilities:
Accounts receivable	3,062	1,095
Unbilled receivables	(88)	4,536
Inventories	1,590	3,642
Prepaid expenses and other assets	1,140	(1,933)
Deferred revenue	2,191	(2,575)
Accounts payable	1,332	2,048
Accrued and other expenses	(1,043)	(1,471)
Income taxes payable	—	(112)
Net cash provided by operating activities	3,914	12,061
Investing activities:
Purchases of property, plant and equipment	(2,213)	(4,185)
Proceeds from disposal of assets	(2)	—
Net cash used in investing activities	(2,215)	(4,185)
Financing activities:
Repayments of notes payable	(1,672)	(1,192)
Payments under equipment financing obligations	(31)	(32)
Payment of deferred financing and debt issuance costs	—	(20)
Proceeds from revolving credit facility	—	6,000
Repayment of revolving credit facility	—	(2,500)
Payment of contingent consideration	(180)	(280)
Proceeds from equity issuance	17	46
Purchase of treasury stock	(141)	(1,014)
Net cash (used in) provided by financing activities	(2,007)	1,008
Net increase in cash and cash equivalents	(308)	8,884
Cash and cash equivalents at beginning of year	11,725	2,639
Cash and cash equivalents at end of period	$11,417	$11,523
Supplemental disclosure of cash flow information
Non-cash investing activities:
Asset retirement obligation	$737	$—
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$1,097	$1,269
Issuance of acquisition common stock	$20	$—
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
The Company completed construction of the first phase of its frac sand mine and related processing facility in Oakdale, Wisconsin and commenced operations in July 2012. Through multiple expansions at Oakdale and the recent acquisition in September 2020 of the Utica, Illinois mine and processing facilities, the Company has current annual processing capacity of approximately 7.1 million tons.
The Company provides complete logistics solutions through its frac sand facilities with access to three Class I rail lines and its in-basin unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. These logistics solutions enable the Company to cost-effectively deliver products to its customers anywhere in the United States.
The Company provides proppant storage and management solutions through its SmartSystems products and services under which it offers various solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation. The Company has developed a new transload technology, the self-contained SmartPath transloader, to complement its existing solutions. The SmartPath is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation.

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2020 Form 10-K, filed with the SEC on March 3, 2021.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2020. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020.
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
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decreased demand related to the coronavirus (“COVID-19”) pandemic has caused a dramatic decline in oil prices within the last twelve months and significant volatility in the oilfield service sector. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Recent Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which intends to simplify     the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
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
In connection with the acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender. See Note 7 - Debt, for additional information.
The primary assets of Eagle Proppants Holdings and its subsidiaries include frac sand mine and related processing and transloading facilities in Utica and Peru, Illinois. The Utica facility has approximately 1.6 million tons of annual processing capacity which has access to the BNSF rail line through the Peru, Illinois transload facility.
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

The estimated aggregate fair value of the net assets acquired was $41,680, which exceeded the total consideration and results in a bargain purchase gain of $39,600 on the acquisition date, which is included in net income for the year ended December 31, 2020. The Company believes that the seller wanted to exit the business relatively quickly and that there were a limited number of potential buyers due to the downturn in the market, which resulted in the bargain purchase gain.
The Company determined the fair values of the acquired assets and assumed liabilities based on the highest and best use of such assets as required by GAAP. Cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities were based on underlying assets and liabilities whose carrying value approximates fair value. The Company acquired $2,050 of contractual receivables; however, it does not expect to collect on $1,975 of such contractual receivables as these customers are in bankruptcy proceedings. The fair value of inventory was determined using market prices the Company expected to receive for the inventory when it is sold. Operating leases were considered to be at market rates and the fair values of the associated operating lease liabilities and right-of-use assets were determined using the Company’s lease accounting policies. The fair value of the asset retirement obligations was calculated consistently with the Company’s other asset retirement obligations and includes assumptions about inflation and discount rates over time to represent the estimated future cost of dismantling, restoring and reclaiming the plant and mines in accordance with legal obligations. Deferred income taxes represent the temporary differences between future expenses for GAAP purposes and income tax purposes at the Company’s applicable enacted tax rate. The Company determined the fair values of the property, plant and equipment with the assistance of external valuation specialists. The fair value was based on the highest and best use, as required by GAAP, which was determined to be the orderly liquidation value rather than the value imputed by other valuation methods. Total acquisition costs incurred in the year ended December 31, 2020 were $891. Company’s allocation of the purchase price was complete as of December 31, 2020.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 4 — Inventory
Inventory consisted of the following:

	March 31, 2021	December 31, 2020
Raw material	$463	$428
Work in progress	7,549	10,465
Finished goods	5,703	4,400
Spare parts	3,831	3,843
Total sand inventory	$17,546	$19,136

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2021	December 31, 2020
Machinery, equipment and tooling	$29,089	$29,002
SmartSystems	24,067	22,352
Vehicles	2,899	2,893
Furniture and fixtures	1,325	1,302
Plant and building	199,923	199,867
Real estate properties	6,462	6,458
Railroad and sidings	27,703	27,703
Land and land improvements	33,155	33,040
Asset retirement obligation	20,730	19,993
Mineral properties	7,442	7,442
Deferred mining costs	2,425	2,123
Construction in progress	8,301	7,489
	363,521	359,664
Less: accumulated depreciation and depletion	91,324	84,988
Total property, plant and equipment, net	$272,197	$274,676

Depreciation expense was $6,177 and $5,276 for the three months ended March 31, 2021 and 2020, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2021	December 31, 2020
Employee related expenses	$1,203	$1,048
Accrued equipment	—	55
Accrued professional fees	698	1,129
Accrued royalties	2,564	2,624
Accrued freight and delivery charges	2,249	2,901
Accrued real estate tax	1,808	1,637
Accrued utilities	835	748
Sales tax liability	1,027	1,386
Other accrued liabilities	1,942	1,614
Total accrued liabilities	$12,326	$13,142

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Oakdale Equipment Financing	$3,653	$3,600
Finance leases	126	123
Notes Payable	3,294	3,178
Long-term debt, net, current	$7,073	$6,901

Long-term debt, net of current portion consists of the following:

	March 31, 2021	December 31, 2020
ABL Credit Facility	$—	$—
Oakdale Equipment Financing, net	14,350	15,236
Finance Leases	319	351
Notes Payable	5,982	6,858
Long-term debt, net	$20,651	$22,445

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2021	$—	$3,479	$2,788	$114	$6,381
2022	—	4,638	3,599	138	8,375
2023	—	4,638	2,396	245	7,279
2024	—	6,888	807	—	7,695
2025	—	1,724	187	—	1,911
2026 and thereafter	—	—	355	—	355
Total minimum payments	—	21,367	10,132	497	31,996
Amount representing interest	—	(2,678)	(856)	(52)	(3,586)
Amount representing unamortized lender fees	—	(686)	—	—	(686)
Present value of payments				445
Less: current portion	—	(3,653)	(3,294)	(126)	(7,073)
Total long-term debt, net	$—	$14,350	$5,982	$319	$20,651

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of March 31, 2021 was $11,573 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of March 31, 2021, there were no amounts outstanding under the ABL Credit Facility, $1,232 letters of credit and $10,341 was available to be drawn. We use this facility primarily as a source for working capital needs. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”) as well as unused commitment fees. The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. Substantially all of the U.S. assets of the Company are pledged as collateral under the ABL Credit Facility. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. There were no borrowings during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all financial covenants.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. The Oakdale Equipment Financing is legally comprised of an MLA and five lease schedules. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes. Substantially all of the Company's mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. The Company used the net proceeds to repay in full and terminate the Former Credit Facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing matures on December 13, 2024. As a result of financial relief obtained during the COVID-19 pandemic in 2020, a portion of the Oakdale Equipment Financing matures on March 31, 2025. The Company has the right to prepay the financing and reacquire the underlying equipment on a lease schedule-by-lease schedule basis during the period commencing on the seventh month of the term and continuing until the 54th month of the term at a percentage of the purchase price of the relevant equipment, and at the end of the term at the fair market value of the equipment. The Oakdale Equipment Financing contains affirmative and restrictive covenants customary for transactions of this type.
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
Acquisition Liquidity Support Facility
In connection with the Company’s acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5,000 during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any amounts borrowed will amortize over the following three years. The facility bears interest at a fixed rate of 6.00% until September 18, 2021 and will bear interest at a fixed rate of 8.00% thereafter until all outstanding borrowings have been paid in full. There were no borrowings outstanding under this facility as of March 31, 2021.

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Right-of-use assets
Operating	Operating right-of-use assets	$29,697	$32,099
Financing	Property, plant and equipment, net	333	373
Total right-of use assets		$30,030	$32,472

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$32,560	$34,097
Financing	Long-term debt, current and long-term portions	445	474
Total lease liabilities		$33,005	$34,571

Operating lease costs are recorded as a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$35	$34
Interest on lease liabilities	8	10
Operating lease cost	2,887	3,990
Short-term lease cost	—	170
Total lease cost	$2,930	$4,204

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$8	$10
Operating cash flows used for operating leases	$2,078	$4,086
Financing cash flows used for finance leases	$30	$28

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$614

Weighted average remaining lease term - finance leases	2.4 years	3.4 years
Weighted average discount rate - finance leases	6.60%	6.60%
Weighted average remaining lease term - operating leases	3.7 years	2.4 years
Weighted average discount rate - operating leases	5.78%	5.51%

Maturities of the Company’s lease liabilities as of March 31, 2021 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$6,816	$114	$6,930
2022	8,753	138	8,891
2023	7,858	245	8,103
2024	6,499	—	6,499
2025	3,173	—	3,173
Thereafter	4,000	—	4,000
Total cash lease payments	37,099	497	37,596
Less: amounts representing interest	(4,539)	(52)	(4,591)
Total lease liabilities	$32,560	$445	$33,005

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $15,925 as of March 31, 2021. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2020	$14,996
Additions	737
Accretion expense	192
Balance at March 31, 2021	$15,925

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Contingent Consideration
The Company recorded contingent consideration of $9,200 at June 1, 2018, related to its acquisition of its SmartSystems business. The Company has no intentions to produce silos or related equipment for the remainder of the earnout period, which ends in June 2021. All contingent consideration amounts due are fully paid.

NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2021		2020
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$23,147	84%	$30,008	63%
Shortfall revenue	1,741	6%	1,307	3%
Logistics revenue	2,562	9%	16,173	34%
Total revenues	$27,450	100%	$47,488	100%

The Company recorded $10,357 of deferred revenue on the balance sheet on December 31, 2020, of which $4,187 has been recognized in the three months ended March 31, 2021. Of the remaining amount, the Company expects to recognize $2,688 through December 31, 2021 and the remainder through 2023.

NOTE 12 — Earnings Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2021 and 2020.

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
During the three months ended March 31, 2021 and 2020, 14 and 0 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $8.91. The shares vest

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $678 and $1,025 of compensation expense for the restricted stock during the three months ended March 31, 2021 and 2020, respectively. There is no impact to the cash flows of the Company related to stock-based compensation expense. At March 31, 2021, the Company had unrecognized compensation expense of $3,039 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2021	$1,640
2022	868
2023	518
2024	11
2025	2
Total	$3,039

The following table summarizes restricted stock activity under the Plans from December 31, 2020 through March 31, 2021:

	Number of Shares	Weighted Average
Unvested, December 31, 2020	1,886	$5.14
Granted	14	$3.07
Vested	(158)	$9.73
Forfeited	(112)	$6.58
Unvested, March 31, 2021	1,630	$3.73

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
For the three months ended March 31, 2021 and 2020, the effective tax rate was approximately 65.7% and 203.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three months ended March 31, 2021 and 2020, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.

NOTE 15 — Concentrations
As of March 31, 2021 and December 31, 2020, 82% and 78%, respectively, of the Company’s total accounts receivable balance was subject to litigation.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
During the three months ended March 31, 2021, 74% of the Company’s revenues were earned from three customers. During the three months ended March 31, 2020, 79% of the Company’s revenues were earned from four customers.
As of March 31, 2021, one vendor accounted for 27% of the Company’s accounts payable.  As of December 31, 2020, three vendors accounted for 42% of the Company’s accounts payable.
During the three months ended March 31, 2021, two suppliers accounted for 49% of the Company’s cost of goods sold. During the three months ended March 31, 2020, two suppliers accounted for 64% of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at March 31, 2021 are as follows:

Remainder of 2021	$1,746
2022	2,467
2023	2,573
2024	2,469
2025	2,462
Thereafter	26,886
Total	$38,603

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
The Company recorded $0 and $2,378 of revenue for the three months ended March 31, 2021 and 2020, respectively, related to U.S. Well. As of March 31, 2021 and December 31, 2020, $54,592 of accounts receivables is attributable to U.S. Well. Amounts recorded as accounts receivable do not represent the full amounts sought in this lawsuit.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of March 31, 2021 was $9,478.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2020 contained in our Annual Report on Form 10-K. We use EBITDA, Adjusted EBITDA, contribution margin and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of EBITDA, Adjusted EBITDA, contribution margin and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview

The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminal and our SmartSystemsTM wellsite proppant storage capabilities. We market our products and services, as one operating segment, primarily to oil and natural gas exploration and production companies and oilfield service companies. We sell our sand under a combination of contract and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader, and the industry experience of our senior management team make us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions and an acquisition, our current operational annual processing capacity is approximately 7.1 million tons of frac sand. Our mine and related processing facility near Oakdale, Wisconsin, at which we

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
have approximately 315 million tons of proven recoverable sand reserves as of December 31, 2020, has approximately 5.5 million tons of annual processing capacity. This integrated facility, with on-site rail infrastructure and wet and dry sand processing facilities, has onsite access to the Canadian Pacific Class I rail line and access to the Union Pacific Class I rail line through the Byron, Wisconsin transload facility located nearby. Our mine and processing facility in Utica, Illinois, which was recently acquired in our acquisition of Eagle Oil and Gas Proppants Holdings LLC (“Eagle Proppants Holdings”), has approximately 130 million tons of proven and probable sand reserves as of December 31, 2020, and has approximately 1.6 million tons of annual processing capacity. This facility has access to the BNSF Class I rail line through the Peru, Illinois transload facility located nearby. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020.
We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America. We provide Northern White sand in-basin at this terminal, which allows us to offer more efficient delivery options to customers operating in the Bakken Formation in the Williston Basin.
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system, and we believe the system has the ability to keep up with any hydraulic fracturing operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.

Business Combination

On September 18, 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”), for aggregate consideration of approximately $2.1 million.The estimated aggregate fair value of the net assets acquired was $41.7 million, which exceeded the total consideration and resulted in a bargain purchase gain of $39.6 million on the acquisition date.
The Utica, Illinois mining and processing assets were idle at the date of acquisition; we started mining and selling sand out of this location in the fourth quarter of 2020.

Market Trends
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and the first quarter of 2021 as the global distribution of the COVID-19 vaccine ramped up and travel restrictions lessened. Until there is a full reopening of the global economy, oil and natural gas prices could continue to be volatile, and we cannot predict when prices will stabilize.
Our customers have trended toward purchasing their frac sand supply in the spot market at market prices rather than through long-term contracts as a result of the increased supply of sand and their continued focus on maintaining positive free cash flow.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we believe that Northern White frac sand has logistical advantages in the Marcellus, Bakken, and western basins of Colorado and Wyoming. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe the development of North America’s unconventional oil and natural gas reservoirs, as well as the length of drilling laterals, will continue to grow and increased proppant usage per well trends will continue, particularly with respect to finer 100 mesh and 40/70 mesh sizes. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other solutions, will allow us to sell more sand when packaged with our last mile solutions.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	23,147	30,008	(6,861)	(23)%
Shortfall revenue	1,741	1,307	434	33%
Logistics revenue	2,562	16,173	(13,611)	(84)%
Total revenue	27,450	47,488	(20,038)	(42)%
Cost of goods sold	32,427	41,089	(8,662)	(21)%
Gross profit	(4,977)	6,399	(11,376)	(178)%
Operating expenses:
Salaries, benefits and payroll taxes	2,375	2,902	(527)	(18)%
Depreciation and amortization	561	453	108	24%
Selling, general and administrative	3,154	3,530	(376)	(11)%
Change in the estimated fair value of contingent consideration	—	(1,020)	1,020	(100)%
Total operating expenses	6,090	5,865	225	4%
Operating income	(11,067)	534	(11,601)	(2,172)%
Other income (expenses):
Interest expense, net	(547)	(472)	(75)	16%
Other income	198	19	179	942%
Total other expenses, net	(349)	(453)	104	(23)%
(Loss) income before income tax (benefit) expense	(11,416)	81	(11,497)	(14,194)%
Income tax (benefit) expense	(7,504)	165	(7,669)	(4,648)%
Net loss	$(3,912)	$(84)	$(3,828)	4,557%
    Revenues
Revenues were $27.5 million for the three months ended March 31, 2021, during which time we sold approximately 760,000 tons of sand. Revenues for the three months ended March 31, 2020 were $47.5 million, during which time we sold approximately 757,000 tons of sand. The key factors contributing to the decrease in revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 were as follows:
•Sand sales revenue decreased from $30.0 million for the three months ended March 31, 2020 to $23.1 million for the three months ended March 31, 2021 as a result of a lower average sales price of our sand.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $2.6 million for the three months ended March 31, 2021 compared to $16.2 million for the three months ended March 31, 2020. The decrease in logistics revenue was due to the shift of sales to more in-basin shipments, which includes transportation and any other handling services, rather than mine gate shipments.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•We had $1.7 million of contractual shortfall revenue for the three months ended March 31, 2021 compared to $1.3 million of contractual shortfall revenue for the three months ended March 31, 2020. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
    Cost of Goods Sold
Cost of goods sold was $32.4 million and $41.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Railcar rental expense decreased by $1.3 million for the three months ended March 31, 2021 compared to March 31, 2020 as a result of contract renegotiations. Freight expense decreased by $7.9 million for the three months ended March 31, 2021 compared to March 31, 2020 as a result of pricing improvements and shifts to in-basin deliveries.
    Gross Profit
Gross profit was $(5.0) million and $6.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in gross profit for the three months ended March 31, 2021 was primarily due to lower average sales price of our sand recognized on similar tons sold and lower logistics revenues as our sales shifted to more in-basin shipments.
    Operating Expenses
Operating expenses were $6.1 million and $5.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Salaries, benefits and payroll taxes were reduced to $2.4 million for the three months ended March 31, 2021 as compared to $2.9 million for the three months ended March 31, 2020. Depreciation and amortization increased from $0.5 million for the three months ended March 31, 2020 to $0.6 million for the three months ended March 31, 2021. Selling, general and administrative expenses were $3.2 million for the three months ended March 31, 2021 compared to $3.5 million for the three months ended March 31, 2020. The three months ended March 31, 2020 included $1.0 million gain on contingent consideration as well as $0.3 million additional legal costs related to ongoing litigation.
Interest Expense
We incurred $0.5 million of net interest expense for each of the three months ended March 31, 2021 and March 31, 2020.
    Income Tax (Benefit) Expense
For the three months ended March 31, 2021 and March 31, 2020, our effective tax rate was approximately 65.7% and 203.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
    Net Loss
Net loss was $(3.9) million and $(0.1) million for the three months ended March 31, 2021 and 2020, respectively. The increase in net loss for the three months ended March 31, 2021 as compared to net loss for the same period in the prior year was primarily due to lower average sale prices of our sand recognized on similar tons sold and lower logistics revenues as our sales shifted to more in-basin shipments.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$27,450	$47,488
Cost of goods sold	32,427	41,089
Gross profit	(4,977)	6,399
Depreciation, depletion, and accretion of asset retirement obligations	6,013	5,109
Contribution margin	$1,036	$11,508
Contribution margin per ton	$1.36	$15.20
Total tons sold	760	757

Contribution margin was $1.0 million and $11.5 million, or $1.36 and $15.20 per ton sold, for the three months ended March 31, 2021 and 2020, respectively. The decrease in overall contribution margin and contribution margin per ton was due primarily to lower average sale prices of our sand recognized in the current period on similar volume levels and lower logistics revenues as our sales shifted to more in-basin shipments.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(3,912)	$(84)
Depreciation, depletion and amortization	6,460	5,487
Income tax (benefit) expense	(7,504)	165
Interest expense	555	480
Franchise taxes	98	56
EBITDA	$(4,303)	$6,104
Loss on sale of fixed assets	2	—
Equity compensation (1)	685	926
Acquisition and development costs (2)	23	(822)
Cash charges related to restructuring and retention of employees	—	82
Accretion of asset retirement obligations	114	75
Adjusted EBITDA	$(3,479)	$6,365
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)The three months ended March 31, 2021 includes acquisition and development costs of $23. The three month ended March 31, 2020 includes $1,020 fair value adjustment of contingent consideration.
____________________

Adjusted EBITDA was $(3.5) million for the three months ended March 31, 2021 compared to $6.4 million for the three months ended March 31, 2020. The decrease in Adjusted EBITDA for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, was primarily due to lower average sale prices of our sand recognized in the current period on similar volume levels and lower logistics revenues as our sales shifted to more in-basin shipments.

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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Because free cash flows may be defined differently by other companies in our industry, our definition of free cash flows may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of free cash flows to net cash provided by operating activities, thereby diminishing its utility. The following table presents a reconciliation of contribution margin to gross profit.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$3,914	$12,061
Purchases of property, plant and equipment	(2,213)	(4,185)
Free cash flow	$1,701	$7,876

Free cash flow was $1.7 million for the three months ended March 31, 2021 compared to $7.9 million for the three months ended March 31, 2020. The decrease in free cash flow was attributable to lower average sale prices of our sand recognized in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was offset by our reduced capital budget for 2021 compared to our initial 2020 capital expenditure budget to align with our focus of maintaining positive free cash flow.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of March 31, 2021, cash on hand was $11.4 million and we had $10.3 million in undrawn availability on our ABL Credit Facility and $5.0 million in undrawn availability on the Acquisition Liquidity Support Facility.
Based on our balance sheet, cash flows, current market conditions, including the COVID-19 pandemic, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions and other capital projects.

Working Capital
Working capital is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of March 31, 2021 compared to December 31, 2020.

	March 31, 2021	December 31, 2020
	(in thousands)
Total current assets	$106,796	$112,086
Total current liabilities	37,258	37,263
Working capital	$69,538	$74,823

Our working capital was $69.5 million at March 31, 2021 compared to $74.8 million at December 31, 2020.  The decrease in working capital was primarily due to reduced cash collections from the lower average selling prices and reduced inventory levels related to the increased sales volume activity in the quarter. As of March 31, 2021 and December 31, 2020, $54.6 million of accounts receivable is attributable to a customer with which we have pending litigation.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Summary Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$3,914	$12,061
Net cash used in investing activities	$(2,215)	$(4,185)
Net cash (used in) provided by financing activities	$(2,007)	$1,008
    Net Cash Provided by Operating Activities
Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2021, which included net loss of $(3.9) million, net non-cash items of $(0.4) million, and a decrease of $8.2 million in operating assets and liabilities.
Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2020, which included net loss of $(0.1) million, non-cash expenses of $6.9 million, and $5.2 million in changes in operating assets and liabilities.
    Net Cash Used in Investing Activities
Net cash used in investing activities was $2.2 million for the three months ended March 31, 2021, which was primarily for manufacturing of our SmartSystems equipment.
Net cash used in investing activities was $4.2 million for the three months ended March 31, 2020, which was primarily for manufacturing of our SmartSystems equipment.

    Net Cash (Used in) Provided By Financing Activities
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2021, which consisted primarily of $1.7 million of net repayment for notes payable and finance leases, $0.1 million of share repurchases, and $0.2 million of payments of contingent consideration related to the manufacture of our SmartSystems equipment.
Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2020, which consisted primarily of $3.5 million of net borrowings on our ABL Credit Facility, partially offset by $0.3 million of payments of contingent consideration related to the manufacture of our SmartSystems equipment, $1.2 million of repayments on notes payable and $1.0 million of share repurchases.

Indebtedness
The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
	(in thousands)
Remainder of 2021	$—	$3,479	$2,788	$114	$6,381
2022	—	4,638	3,599	138	$8,375
2023	—	4,638	2,396	245	$7,279
2024	—	6,888	807	—	$7,695
2025	—	1,724	187	—	$1,911
2026 and thereafter	—	—	355	—	355
Total minimum payments	—	21,367	10,132	497	31,996

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

ABL Credit Facility
On December 13, 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility is based upon our eligible accounts receivable and inventory. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of specified financial covenants under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of March 31, 2021, the Company was in compliance with all covenants under the ABL Credit Facility. The available borrowing amount under the ABL Credit Facility as of March 31, 2021 was $11.6 million and is based on our eligible accounts receivable and inventory. As of March 31, 2021, there were no amounts outstanding under the ABL Credit Facility, $1.2 million letters of credit and $10.3 million was available to be drawn. We use this facility primarily as a source for working capital needs. There were no borrowings during the three months ended March 31, 2021.
Oakdale Equipment Financing
On December 13, 2019, we entered into an equipment financing arrangement with Nexseer, secured by substantially all of the assets at our Oakdale facility. We received $23.0 million of net proceeds, of which we used $19.3 million to repay in full and terminate our Former Credit Facility, $3.0 million for general working capital purposes and $0.7 million to pay transaction fees associated with the debt refinancing. The Oakdale Equipment Financing amortizes over 5 years and bears interest at 5.79%. A majority of the Oakdale Equipment Financing will mature on December 13, 2024 and the remaining portion will mature on March 31, 2025 due to financial relief provided as a result of the COVID-19 pandemic in 2020.
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
Acquisition Liquidity Support Facility
In connection our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve month period ending September 18, 2021. Beginning with the calendar quarter ending December 31, 2021, any amounts outstanding will amortize over the following three years. The facility bears interest at 6.00% during the draw period and 8.00% during the repayment period. There were no borrowings outstanding on this facility as of March 31, 2021.

Capital Requirements
We expect full year 2021 capital expenditures to be between $10 million and $15 million, which we anticipate will primarily support incremental growth in our SmartSystems products and services and maintenance and efficiency improvements at our mining facilities. These expenditures exclude any potential acquisitions. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility or Acquisition Liquidity Support Facility. For the three months ended March 31, 2021, we spent approximately $2.2 million on capital expenditures.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $9.5 million and $10.0 million at March 31, 2021 and December 31, 2020, respectively.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Contractual Obligations
As of March 31, 2021, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, Acquisition Liquidity Support Facility, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced to meet demand in the winter months.  These higher cash operating costs were capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at each of our plant locations, which allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration
For the three months ended March 31, 2021, revenue from Rice Energy (a subsidiary of EQT Corporation), Halliburton Energy Services, and Calfrac accounted for 35.1%, 25.5%, and 13.7%, respectively, of total revenue. For the three months ended March 31, 2020, sales to Liberty, Rice Energy (a subsidiary of EQT Corporation), Calfrac, and Schlumberger accounted for 25.4%, 22.1%, 18.2%, and 12.9%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2021.
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
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The COVID-19 pandemic has caused a significant amount of volatility in the oilfield services sector during the last year. We continue to actively monitor the global impact of the COVID-19 vaccine rollout and the lessening of travel and other restrictions, but given the changing nature of these events, we are currently unable to estimate the impact of these events on our future financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2021 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 16 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2021.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2021, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.

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

Smart Sand, Inc.

May 4, 2021	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

May 4, 2021	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)