Form 10-Q
period 2021-06-30
Smart Sand, Inc.
filed 2021-08-04
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Number of shares of common stock outstanding, par value $0.001 per share, as of July 27, 2021: 43,295,834

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$39,278	$11,725
Accounts receivable	10,371	69,720
Unbilled receivables	1,220	127
Inventory	15,937	19,136
Prepaid expenses and other current assets	14,860	11,378
Total current assets	81,666	112,086
Property, plant and equipment, net	268,417	274,676
Operating lease right-of-use assets	29,028	32,099
Intangible assets, net	7,857	8,253
Other assets	490	563
Total assets	$387,458	$427,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,942	$3,268
Accrued expenses and other liabilities	10,037	13,142
Deferred revenue, current	4,827	6,875
Long-term debt, net, current	7,177	6,901
Operating lease liabilities, current	7,602	7,077
Total current liabilities	34,585	37,263
Deferred revenue, net	6,984	3,482
Long-term debt, net	18,826	22,445
Operating lease liabilities, long-term	24,497	27,020
Deferred tax liabilities, long-term, net	27,141	32,981
Asset retirement obligation	16,108	14,996
Contingent consideration	—	180
Other non-current liabilities	505	503
Total liabilities	128,646	138,870
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 43,547,924 issued and 41,832,789 outstanding at June 30, 2021; 43,193,394 issued and 41,575,129 outstanding at December 31, 2020	42	42
Treasury stock, at cost, 1,715,135 and 1,618,265 shares at June 30, 2021 and December 31, 2020, respectively	(4,422)	(4,134)
Additional paid-in capital	172,512	171,209
Retained earnings	90,088	121,267
Accumulated other comprehensive income	592	423
Total stockholders’ equity	258,812	288,807
Total liabilities and stockholders’ equity	$387,458	$427,677

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$28,801	$7,375	$51,948	$38,362
Shortfall revenue	—	14,000	1,741	15,307
Logistics revenue	838	4,731	3,400	19,925
Total revenue	29,639	26,106	57,089	73,594
Cost of goods sold	31,999	11,906	64,426	52,995
Gross profit	(2,360)	14,200	(7,337)	20,599
Operating expenses:
Salaries, benefits and payroll taxes	2,285	2,155	4,660	5,057
Depreciation and amortization	577	461	1,138	914
Selling, general and administrative	3,855	2,930	7,009	6,460
Bad debt expense	19,592	—	19,592	—
Change in the estimated fair value of contingent consideration	—	—	—	(1,020)
Total operating expenses	26,309	5,546	32,399	11,411
Operating (loss) income	(28,669)	8,654	(39,736)	9,188
Other income (expenses):
Interest expense, net	(513)	(607)	(1,060)	(1,079)
Other income	3,467	63	3,665	82
Total other income (expenses), net	2,954	(544)	2,605	(997)
(Loss) income before income tax expense (benefit)	(25,715)	8,110	(37,131)	8,191
Income tax expense (benefit)	1,552	3,470	(5,952)	3,635
Net (loss) income	$(27,267)	$4,640	$(31,179)	$4,556
Net (loss) income per common share:
Basic	$(0.65)	$0.12	$(0.75)	$0.11
Diluted	$(0.65)	$0.12	$(0.75)	$0.11
Weighted-average number of common shares:
Basic	41,748	39,644	41,689	39,867
Diluted	41,748	39,644	41,689	39,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(27,267)	$4,640	$(31,179)	$4,556
Other comprehensive income:
Foreign currency translation adjustment	44	384	169	221
Comprehensive (loss) income	$(27,223)	$5,024	$(31,010)	$4,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six months ended June 30, 2021

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	125	125
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	158,364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	678	—	—	678
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	19,483	—	—	—	17	—	—	17
Restricted stock buy back	(48,077)	—	48,077	(140)	—	—	—	(140)
Net loss	—	—	—	—	—	(3,912)	—	(3,912)
Balance at March 31, 2021	41,719,329	$42	1,666,342	$(4,274)	$171,931	$117,355	$548	$285,602
Foreign currency translation adjustment	—	—	—	—	—	—	44	44
Vesting of restricted stock	162,253	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	574	—	—	574
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Restricted stock buy back	(48,793)	—	48,793	(148)	—	—	—	(148)
Net loss	—	—	—	—	—	(27,267)	—	(27,267)
Balance at June 30, 2021	41,832,789	$42	1,715,135	$(4,422)	$172,512	$90,088	$592	$258,812

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Six months ended June 30, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	(163)
Vesting of restricted stock	139,947	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,025	—	—	1,025
Employee stock purchase plan compensation	—	—	—	—	14	—	—	14
Employee stock purchase plan issuance	21,486	—	—	—	46	—	—	46
Restricted stock buy back	(10,468)	—	10,468	(14)	—	—	—	(14)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net loss	—	—	—	—	—	(84)	—	(84)
Balance at March 31, 2020	39,607,116	$40	1,529,725	$(3,993)	$166,308	$83,229	$(204)	245,380
Foreign currency translation adjustment	—	—	—	—	—	—	384	384
Vesting of restricted stock	177,628	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	943	—	—	943
Employee stock purchase plan compensation	—	—	—	—	12	—	—	12
Restricted stock buy back	(30,673)	—	30,673	(31)	—	—	—	(31)
Net income	—	—	—	—	—	4,640	—	4,640
Balance at June 30, 2020	39,754,071	$40	1,560,398	$(4,024)	$167,263	$87,869	$180	$251,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating activities:
Net (loss) income	$(31,179)	$4,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	12,604	10,697
Amortization of intangible assets	398	398
Loss (gain) on disposal of assets	(60)	275
Provision for bad debt	19,592	—
Amortization of deferred financing cost	53	53
Accretion of debt discount	93	92
Deferred income taxes	(5,839)	1,004
Stock-based compensation, net	1,252	1,968
Employee stock purchase plan compensation	14	25
Change in contingent consideration fair value	—	(1,020)
Changes in assets and liabilities:
Accounts receivable	39,756	2,957
Unbilled receivables	(1,094)	4,717
Inventory	3,199	1,128
Prepaid expenses and other assets	(2,391)	460
Deferred revenue	1,215	(2,196)
Accounts payable	1,698	(361)
Accrued and other expenses	(2,831)	(2,557)
Income taxes payable	—	3,646
Net cash provided by operating activities	36,480	25,842
Investing activities:
Purchases of property, plant and equipment	(5,043)	(6,423)
Proceeds from disposal of assets	2	—
Net cash used in investing activities	(5,041)	(6,423)
Financing activities:
Proceeds from the issuance of notes payable	—	952
Repayments of notes payable	(3,370)	(2,482)
Payments under equipment financing obligations	(65)	(56)
Payment of deferred financing and debt issuance costs	—	(20)
Proceeds from revolving credit facility	—	6,000
Repayment of revolving credit facility	—	(8,500)
Payment of contingent consideration	(180)	(310)
Proceeds from equity issuance	17	46
Purchase of treasury stock	(288)	(1,045)
Net cash used in financing activities	(3,886)	(5,415)
Net increase in cash and cash equivalents	27,553	14,004
Cash and cash equivalents at beginning of year	11,725	2,639
Cash and cash equivalents at end of period	$39,278	$16,643
Supplemental disclosure of cash flow information
Non-cash investing activities:
Asset retirement obligation	$737	$—
Non-cash financing activities:
Capitalized expenditures in accounts payable and accrued expenses	$172	$225
Issuance of acquisition common stock	$20	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business & Market Update
Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company is a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply, logistics and storage solutions. The Company is engaged in the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry and offers proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services.
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
Certain 2020 statement of cash flow items have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
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
Actual results could differ materially from management’s best estimates as additional information or actual results become available in the future. The decreased demand related to the coronavirus (“COVID-19”) pandemic caused dramatic swings in oil prices and significant volatility in the oilfield service sector over the last 18 months. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three and six months ended June 30, 2021, the Company recorded $3,352 of employee retention credits in other income on its consolidated income statements and included in prepaid expenses and other current assets on the consolidated balance sheet as of June 30, 2021. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset and a related expense will be recognized in selling, general and administrative expenses on the income statement, similar to bad debt expense under existing GAAP. There is much latitude given to entities in determining the methodology for calculating the CECL. The guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. While the Company is still in the process of evaluating the effects of ASU 2016-13 and its related updates on the consolidated financial statements, at the time of adoption, it believes the primary effect, if any will be an allowance recorded against its accounts and unbilled receivables on its balance sheet and related expense on its income statement. The Company cannot determine the financial impact on its consolidated financial statements upon adoption as its accounts and unbilled receivables balances are affected by ongoing transactions with customers.

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
The primary assets of Eagle Proppants Holdings and its subsidiaries include a frac sand mine and related processing facility in Utica, Illinois and a transload facility in nearby Peru, Illinois. The Utica facility has approximately 1.6 million tons of annual processing capacity and has access to the BNSF rail line through the Peru, Illinois transload facility.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$2,000
20-day volume weighted average price of Smart Sand stock	$1.33
Shares issued	1,504
Closing share price on September 18, 2020	$1.37
Total equity issued	$2,060
Net working capital adjustment	$20
Total purchase consideration	$2,080

The Company’s final allocation of the purchase price in connection with the acquisition was calculated as follows:

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

NOTE 4 — Inventory
Inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw material	$271	$428
Work in progress	7,092	10,465
Finished goods	4,497	4,400
Spare parts	4,077	3,843
Total inventory	$15,937	$19,136

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2021	December 31, 2020
Machinery, equipment and tooling	$30,079	$29,002
SmartSystems	26,498	22,352
Vehicles	3,021	2,893
Furniture and fixtures	1,325	1,302
Plant and building	200,202	199,867
Real estate properties	6,478	6,458
Railroad and sidings	27,703	27,703
Land and land improvements	33,155	33,040
Asset retirement obligation	20,730	19,993
Mineral properties	7,442	7,442
Deferred mining costs	2,448	2,123
Construction in progress	6,864	7,489
	365,945	359,664
Less: accumulated depreciation and depletion	97,528	84,988
Total property, plant and equipment, net	$268,417	$274,676

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Depreciation expense was $6,037 and $5,253 for the three months ended June 30, 2021 and 2020, respectively, and $12,213 and $10,529 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2021	December 31, 2020
Employee related expenses	$1,615	$1,048
Accrued equipment	—	55
Accrued professional fees	1,016	1,129
Accrued royalties	2,288	2,624
Accrued freight and delivery charges	730	2,901
Accrued real estate tax	1,388	1,637
Accrued utilities	704	748
Sales tax liability	855	1,386
Other accrued liabilities	1,441	1,614
Total accrued liabilities	$10,037	$13,142

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Oakdale Equipment Financing	$3,706	$3,600
Finance leases	124	123
Notes Payable	3,347	3,178
Long-term debt, net, current	$7,177	$6,901

Long-term debt, net of current portion consists of the following:

	June 30, 2021	December 31, 2020
ABL Credit Facility	$—	$—
Oakdale Equipment Financing, net	13,449	15,236
Finance Leases	291	351
Notes Payable	5,086	6,858
Long-term debt, net	$18,826	$22,445

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2021	$—	$2,319	$1,888	$75	$4,282
2022	—	4,638	3,551	137	8,326
2023	—	4,638	2,405	245	7,288
2024	—	6,888	807	—	7,695
2025	—	1,724	187	—	1,911
2026 and thereafter	—	—	355	—	355
Total minimum payments	—	20,207	9,193	457	29,857
Amount representing interest	—	(2,412)	(760)	(42)	(3,214)
Amount representing unamortized lender fees	—	(640)		—	(640)
Present value of payments				415
Less: current portion	—	(3,706)	(3,347)	(124)	(7,177)
Total long-term debt, net	$—	$13,449	$5,086	$291	$18,826

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2021 was $14,105 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of June 30, 2021, there were no amounts outstanding under the ABL Credit Facility, $1,232 letters of credit and $12,873 was available to be drawn. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all financial covenants.
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
Acquisition Liquidity Support Facility
In connection with the Company’s acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5,000 during the twelve month period ending September 18, 2021. There have been no borrowings under this facility.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Right-of-use assets
Operating	Operating right-of-use assets	$29,028	$32,099
Financing	Property, plant and equipment, net	295	373
Total right-of use assets		$29,323	$32,472

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$32,099	$34,097
Financing	Long-term debt, current and long-term portions	415	474
Total lease liabilities		$32,514	$34,571

Operating lease costs are recorded as a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$35	$35	$70	$69
Interest on lease liabilities	7	9	15	19
Operating lease cost	2,878	3,105	5,765	7,095
Short-term lease cost	34	64	34	234
Total lease cost	$2,954	$3,213	$5,884	$7,417

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three and six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$15	$19
Operating cash flows used for operating leases	$4,693	$6,902
Financing cash flows used for finance leases	$61	$56

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,743	$4,322

Weighted average remaining lease term - finance leases	2.0 years	3.2 years
Weighted average discount rate - finance leases	6.60%	6.60%
Weighted average remaining lease term - operating leases	3.6 years	3.2 years
Weighted average discount rate - operating leases	5.80%	5.68%

Maturities of the Company’s lease liabilities as of June 30, 2021 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$4,393	$65	$4,458
2022	9,370	138	9,508
2023	8,499	245	8,744
2024	6,918	—	6,918
2025	3,173	—	3,173
Thereafter	4,000	—	4,000
Total cash lease payments	36,353	448	36,801
Less: amounts representing interest	(4,254)	(33)	(4,287)
Total lease liabilities	$32,099	$415	$32,514

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $16,108 as of June 30, 2021. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2020	$14,996
Additions	737
Accretion expense	375
Balance at June 30, 2021	$16,108

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$28,801	97%	$7,375	28%	$51,948	91%	$38,362	52%
Shortfall revenue	—	—%	14,000	54%	1,741	3%	15,307	21%
Logistics revenue	838	3%	4,731	18%	3,400	6%	19,925	27%
Total revenues	$29,639	100%	$26,106	100%	$57,089	100%	$73,594	100%

The Company recorded $10,357 of deferred revenue on the balance sheet on December 31, 2020, of which $4,194 has been recognized in the six months ended June 30, 2021. Of the remaining amount, the Company expects to recognize $2,681 through December 31, 2021 and the remainder through 2023.

NOTE 11 — Earnings Per Share
Basic net (loss) income per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net (loss) income per share of common stock is computed by dividing the net (loss) income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2021. Because their effect would be anti-dilutive, 2,253 shares of common stock underlying equity-based awards were excluded from the calculation of diluted earnings per share for both three and six months ended June 30, 2020. There is no reconciliation between weighted average common shares outstanding and diluted weighted average shares of common stock outstanding for any period presented.

NOTE 12 — Stock-Based Compensation
Equity Incentive Plan
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the Board and consultants of the Company. On April 3, 2020, the Company’s board of directors adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 2,088 shares. On July 27, 2021, the Company’s board of directors authorized 231 shares currently held in treasury stock for issuance under the 2016 Plan. During the six months ended June 30, 2021 and 2020, 14 and 0 shares of restricted stock were issued under the Plans, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $7.79. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $572 and $943 of compensation expense for the restricted stock during the three months ended June 30, 2021 and 2020, respectively. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
income statements, $1,252 and $1,968 of compensation expense for the restricted stock during the six months ended June 30, 2021 and 2020, respectively. There is no impact to the cash flows of the Company related to stock-based compensation expense. At June 30, 2021, the Company had unrecognized compensation expense of $2,429 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2021	$1,058
2022	858
2023	509
2024	3
2025	1
Total	$2,429

The following table summarizes restricted stock activity under the Plans from December 31, 2020 through June 30, 2021:

	Number of Shares	Weighted Average
Unvested, December 31, 2020	1,886	$5.14
Granted	14	$3.07
Vested	(321)	$8.34
Forfeited	(130)	$6.35
Unvested, June 30, 2021	1,449	$3.26

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
For the three months ended June 30, 2021 and 2020, the effective tax rate was approximately (6.0)% and 42.8%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2021 and 2020, the effective tax rate was approximately 16.0% and 44.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and six months ended June 30, 2021 and 2020, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability of $2,684 for uncertain tax positions included in deferred tax liabilities, long-term, net on its balance sheet as of June 30, 2021, related to its depletion deduction methodology, and a corresponding increase to the income tax expense on its condensed consolidated income statements for the three and six months ended June 30, 2021. The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax return are the subject of any audit or investigation by taxing authorities.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 14 — Concentrations
As of June 30, 2021, four customers accounted for 84% of the Company’s total accounts receivable. As of December 31, 2020, 78% of the Company’s total accounts receivable balance was with one customer and was subject to ongoing litigation. The litigation was settled during the second quarter of 2021 as described in Note 15.
During the three months ended June 30, 2021, 75% of the Company’s revenues were earned from four customers. During the three months ended June 30, 2020, 91% of the Company’s revenues were earned from two customers. During the six months ended June 30, 2021, 66% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2020, 80% of the Company’s revenues were earned from four customers.
As of June 30, 2021, one vendor accounted for 21% of the Company’s accounts payable.  As of December 31, 2020, three vendors accounted for 42% of the Company’s accounts payable.
During the three months ended June 30, 2021, two suppliers accounted for 53% of the Company’s cost of goods sold. During the three months ended June 30, 2020, three suppliers accounted for 50% of the Company’s cost of goods sold. During the six months ended June 30, 2021, two suppliers accounted for 51% of the Company’s cost of goods sold. During the six months ended June 30, 2020, two suppliers accounted for 57% of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.

NOTE 15 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at June 30, 2021 are as follows:

Remainder of 2021	$1,859
2022	2,467
2023	2,573
2024	2,469
2025	2,462
Thereafter	26,886
Total	$38,716

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
U.S. Well Services, LLC
On January 14, 2019, the Company, as plaintiff filed suit against U.S. Well Services, LLC (“defendant”), in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]) (the “Court”). In the suit, the Company alleged that defendant was in breach of contract for failure to pay amounts due and payable under a long-term

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement. Discovery was completed in the fall of 2020 and the trial took place in December 2020. On June 1, 2021, the Court issued a verdict in favor of the Company and on June 17, 2021, the Court issued an Order of Final Judgment (the “Order) awarding $50,896 in damages to the Company. On June 28, 2021, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) with defendant, pursuant to which defendant paid to the Company a $35,000 cash payment, and defendant and the Company each agreed to withdraw appeals of certain rulings that they each filed after the Order was issued. The Company and defendant also entered into a two year Right of First Refusal Agreement covering all purchases of Northern White frac sand by defendant and its affiliates in the continental United States from January 1, 2022 through December 31, 2023. The Company recorded $19,592 as non-cash bad debt expense, which is the difference between the $54,592 accounts receivable balance that was under litigation and the cash received under the Settlement Agreement.
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of June 30, 2021 was $9,132.

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
We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual processing capacity in July 2012. After several expansions and an acquisition, our current operational annual processing capacity is approximately 7.1 million tons of frac sand. Our mine and related processing facility near Oakdale, Wisconsin, at which we have approximately

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
315 million tons of proven recoverable sand reserves as of December 31, 2020, has approximately 5.5 million tons of annual processing capacity. This integrated facility, with on-site rail infrastructure and wet and dry sand processing facilities, has onsite access to the Canadian Pacific Class I rail line and access to the Union Pacific Class I rail line through the Byron, Wisconsin transload facility located nearby. Our mine and processing facility in Utica, Illinois, has approximately 130 million tons of proven and probable sand reserves as of December 31, 2020, and has approximately 1.6 million tons of annual processing capacity. This facility has access to the BNSF Class I rail line through the Peru, Illinois transload facility located nearby. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020.
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

Business Combination

On September 18, 2020, we acquired Eagle Oil and Gas Proppants Holdings LLC (“Eagle Proppants Holdings”), for aggregate consideration of approximately $2.1 million. The estimated aggregate fair value of the net assets acquired was $41.7 million, which exceeded the total consideration and resulted in a bargain purchase gain of $39.6 million on the acquisition date.
The Utica, Illinois mining and processing assets were idle at the date of acquisition; we started mining and selling sand out of this location in the fourth quarter of 2020.

Market Trends
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future.
In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued depression of frac sand prices. During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and the first half of 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. We have seen an increase in the volume of sand sold since the global economy began reopening, however the prices of frac sand have continued to be depressed and we cannot predict when frac sand prices will increase or stabilize.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we believe that Northern White frac sand has logistical advantages in the Marcellus, Bakken, and western basins of Colorado and

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Wyoming. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other solutions, will allow us to sell more sand when packaged with our last mile solutions.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

Revenues:
Sand sales revenue	$28,801	$7,375	$21,426	291%
Shortfall revenue	—	14,000	(14,000)	(100)%
Logistics revenue	838	4,731	(3,893)	(82)%
Total revenue	29,639	26,106	3,533	14%
Cost of goods sold	31,999	11,906	20,093	169%
Gross profit	(2,360)	14,200	(16,560)	(117)%
Operating expenses:
Salaries, benefits and payroll taxes	2,285	2,155	130	6%
Depreciation and amortization	577	461	116	25%
Selling, general and administrative	3,855	2,930	925	32%
Bad debt expense	19,592	—	19,592	Not meaningful
Total operating expenses	26,309	5,546	20,763	374%
Operating (loss) income	(28,669)	8,654	(37,323)	(431)%
Other income (expenses):
Interest expense, net	(513)	(607)	94	(15)%
Other income	3,467	63	3,404	5,403%
Total other expenses, net	2,954	(544)	3,498	(643)%
(Loss) income before income tax expense	(25,715)	8,110	(33,825)	(417)%
Income tax expense	1,552	3,470	(1,918)	(55)%
Net (loss) income	$(27,267)	$4,640	$(31,907)	(688)%

    Revenues
Revenues were $29.6 million for the three months ended June 30, 2021, during which time we sold approximately 767,000 tons of sand. Revenues for the three months ended June 30, 2020 were $26.1 million, during which time we sold approximately 208,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 were as follows:
•Sand sales revenue increased from $7.4 million for the three months ended June 30, 2020 to $28.8 million for the three months ended June 30, 2021 as a result of higher total volumes sold. The volumes sold during the second quarter of 2020 were negatively impacted by depressed oil prices driven by oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic. Sand sales during the second quarter of 2021 were negatively impacted by the continued depression of frac sand prices due to oversupply.
•We had no contractual shortfall revenue for the three months ended June 30, 2021 compared to $14.0 million of contractual shortfall revenue for the three months ended June 30, 2020. Our customer contracts dictate whether

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $0.8 million for the three months ended June 30, 2021 compared to $4.7 million for the three months ended June 30, 2020. The decrease in logistics revenue was due to the shift of sales to more in-basin shipments, which includes transportation and any other handling services, rather than mine gate shipments.
    Cost of Goods Sold
Cost of goods sold was $32.0 million and $11.9 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to higher volumes sold and increased freight cost due to the shift of sales to more in-basin deliveries. During the second quarter of 2020, headcount reductions and other cost savings measures were implemented as a result of the onset of COVID-19. Headcount has since increased to support the increased sales activity, though the Company remains focused on other cost-saving measures.
    Gross Profit
Gross profit was $(2.4) million for the three months ended June 30, 2021, compared to $14.2 million for the three months ended June 30, 2020. The decline in profitability for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to decreased shortfall revenue and lower average sales price of our sand.
    Operating Expenses
Operating expenses were $26.3 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively. We recorded $19.6 million as non-cash bad debt expense in the current period, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under the Settlement Agreement and Release, dated as of June 28, 2021 (the “Settlement Agreement”), by and between the Company and U.S. Well Services, LLC (“U.S. Well”). Salaries, benefits and payroll taxes were relatively consistent at $2.3 million for the three months ended June 30, 2021 as compared to $2.2 million for the three months ended June 30, 2020. Depreciation and amortization was also relatively consistent at $0.5 million for the three months ended June 30, 2020 as compared to $0.6 million for the three months ended June 30, 2021. Selling, general and administrative expenses increased from $2.9 million for the three months ended June 30, 2020 to $3.9 million for the three months ended June 30, 2021, primarily due to costs related to our newly acquired Illinois operating facilities and headcount increases compared to the prior period, which included reduced headcount and salaries for all employees due to COVID-19.
Other Income
We qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three months ended June 30, 2021, the Company recorded $3.4 million of employee retention credits. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. We expect to continue to qualify for the employee retention credit for approximately $1.7 million for each of the remaining quarters of 2021.
Interest Expense
We incurred $0.5 million and $0.6 million of net interest expense for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest expense for the three months ended June 30, 2021 was primarily due to lower total debt outstanding.
    Income Tax Expense
For the three months ended June 30, 2021 and 2020, our effective tax rate was approximately (6.0)% and 42.8%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items. We recorded a liability of $2.7 million for uncertain tax positions included in

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

deferred tax liabilities, long-term, net on our balance sheet as of June 30, 2021, related to our depletion deduction methodology, and a corresponding increase to the income tax expense on our condensed consolidated income statements for the three months ended June 30, 2021.
    Net (Loss) Income
Net loss was $(27.3) million for the three months ended June 30, 2021 as compared to net income of $4.6 million for the three months ended June 30, 2020. The difference was primarily due to non-cash bad debt expense recorded against the residual balance of accounts receivable that were previously the subject of litigation combined with lower average sale prices per ton of our sand and $14.0 million less shortfall revenue in the current period.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	51,948	38,362	13,586	35%
Shortfall revenue	1,741	15,307	(13,566)	(89)%
Logistics revenue	3,400	19,925	(16,525)	(83)%
Total revenue	57,089	73,594	(16,505)	(22)%
Cost of goods sold	64,426	52,995	11,431	22%
Gross profit	(7,337)	20,599	(27,936)	(136)%
Operating expenses:
Salaries, benefits and payroll taxes	4,660	5,057	(397)	(8)%
Depreciation and amortization	1,138	914	224	25%
Selling, general and administrative	7,009	6,460	549	8%
Bad debt expense	19,592	—	19,592	Not meaningful
Change in the estimated fair value of contingent consideration	—	(1,020)	1,020	(100)%
Total operating expenses	32,399	11,411	20,988	184%
Operating income	(39,736)	9,188	(48,924)	(532)%
Other income (expenses):
Interest expense, net	(1,060)	(1,079)	19	(2)%
Other income	3,665	82	3,583	4,370%
Total other expenses, net	2,605	(997)	3,602	(361)%
(Loss) income before income tax (benefit) expense	(37,131)	8,191	(45,322)	(553)%
Income tax (benefit) expense	(5,952)	3,635	(9,587)	(264)%
Net (loss) income	$(31,179)	$4,556	$(35,735)	(784)%
    Revenues
Revenues were $57.1 million for the six months ended June 30, 2021, during which time we sold approximately 1,527,000 tons of sand. Revenues for the six months ended June 30, 2020 were $73.6 million, during which time we sold approximately 964,000 tons of sand. The key factors contributing to the decrease in revenues for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 were as follows:

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•Sand sales revenue increased from $38.4 million for the six months ended June 30, 2020 to $51.9 million for the six months ended June 30, 2021 as a result of higher total volumes sold, partially offset by lower prices compared to the prior period. The volumes sold during the second quarter of 2020 were negatively impacted by depressed oil prices driven by the oversupply caused by decreased demand due to the COVID-19 coronavirus pandemic.
•We had $1.7 million of contractual shortfall revenue for the six months ended June 30, 2021 compared to $15.3 million of contractual shortfall revenue for the six months ended June 30, 2020. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $3.4 million for the six months ended June 30, 2021 compared to $19.9 million for the six months ended June 30, 2020. The decrease in logistics revenue was due to the shift of sales to more in-basin shipments, which includes transportation and any other handling services, rather than mine gate shipments.
    Cost of Goods Sold
Cost of goods sold was $64.4 million and $53.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase was primarily due to higher volumes sold and increased freight cost due to the shift of sales to more in-basin deliveries. During the second quarter of 2020, headcount reductions and other cost savings measures were implemented as a result of the onset of COVID-19. Headcount has increased in the first six months of 2021 to support increased sales activity, though the Company remains focused on other cost-saving measures.
    Gross Profit
Gross profit was $(7.3) million and $20.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The decline in profitability for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to decreased shortfall revenue and lower average sales price of our sand.
    Operating Expenses
Operating expenses were $32.4 million and $11.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively. We recorded $19.6 million as non-cash bad debt expense, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under the Settlement Agreement. Salaries, benefits and payroll taxes were reduced to $4.7 million for the three months ended June 30, 2021 as compared to $5.1 million for the six months ended June 30, 2020. Depreciation and amortization increased from $0.9 million for the six months ended June 30, 2020 to $1.1 million for the six months ended June 30, 2021, primarily as a result of the addition of the Illinois operating facilities acquired in September 2020. Selling, general and administrative expenses were $7.0 million for the six months ended June 30, 2021 compared to $6.5 million for the six months ended June 30, 2020. The six months ended June 30, 2020 included a $1.0 million gain on contingent consideration.
Other Income
We qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the six months ended June 30, 2021, the Company recorded $3.4 million of employee retention credits. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. We expect to continue to qualify for the employee retention credit for approximately $1.7 million for each of the remaining quarters of 2021.
Interest Expense
We incurred $1.1 million of net interest expense for each of the six months ended June 30, 2021 and June 30, 2020, respectively.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

    Income Tax (Benefit) Expense
For the six months ended June 30, 2021 and June 30, 2020, our effective tax rate was approximately 16.0% and 44.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items. We recorded a liability of $2.7 million for uncertain tax positions included in deferred tax liabilities, long-term, net on our balance sheet as of June 30, 2021, related to our depletion deduction methodology, and a corresponding increase to the income tax expense on our condensed consolidated income statements for the six months ended June 30, 2021.
    Net (Loss) Income
Net loss was $(31.2) million for the six months ended June 30, 2021 as compared to the net income of $4.6 million for the six months ended June 30, 2020. The difference was primarily due to non-cash bad debt expense recorded against the residual balance of accounts receivable that were previously the subject of litigation combined with lower average sale prices per ton of our sand and substantially lower shortfall revenue in the current period.

Non-GAAP Financial Measures
Contribution margin, EBITDA, Adjusted EBITDA and free cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Gross profit is the GAAP measure most directly comparable to contribution margin, net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA and net cash provided by operating activities is the GAAP measure most directly comparable to free cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider contribution margin, EBITDA, Adjusted EBITDA or free cash flow in isolation or as substitutes for an analysis of our results as reported under GAAP. Because contribution margin, EBITDA, Adjusted EBITDA and free cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Contribution Margin
We use contribution margin, which we define as total revenues less costs of goods sold excluding depreciation, depletion and accretion of asset retirement obligations, to measure our financial and operating performance. Contribution margin excludes other operating expenses and income, including costs not directly associated with the operations of our business such as accounting, human resources, information technology, legal, sales and other administrative activities.
We believe that reporting contribution margin and contribution margin per ton sold provides useful performance metrics to management and external users of our financial statements, such as investors and commercial banks, because these metrics provide an operating and financial measure of our ability, as a combined business, to generate margin in excess of our operating cost base.
Gross profit is the GAAP measure most directly comparable to contribution margin. Contribution margin should not be considered an alternative to gross profit presented in accordance with GAAP. Since contribution margin may be defined differently by other companies in our industry, our definition of contribution margin may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of contribution

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

margin to gross profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per ton amounts)
Revenue	$29,639	$26,106	$57,089	$73,594
Cost of goods sold	31,999	11,906	64,426	52,995
Gross profit	(2,360)	14,200	(7,337)	20,599
Depreciation, depletion, and accretion of asset retirement obligations	5,851	5,065	11,864	10,174
Contribution margin	$3,491	$19,265	$4,527	$30,773
Contribution margin per ton	$4.55	$92.62	$2.96	$31.92
Total tons sold	767	208	1,527	964

Contribution margin was $3.5 million and $19.3 million, or $4.55 and $92.62 per ton sold, for the three months ended June 30, 2021 and 2020, respectively. The decrease in contribution margin and contribution margin per ton was due primarily to $14.0 million higher shortfall revenue in the prior period and lower average sale prices of our sand recognized in the current period.
Contribution margin was $4.5 million and $30.8 million, or $2.96 and $31.92 per ton sold, for the six months ended June 30, 2021 and 2020, respectively. The decrease in overall contribution margin and contribution margin per ton was due primarily to $13.6 million higher shortfall revenue in the prior period and lower average sale prices of our sand recognized in the current period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(27,267)	$4,640	$(31,179)	$4,556
Depreciation, depletion and amortization	6,317	5,450	12,777	10,937
Income tax (benefit) expense	1,552	3,470	(5,952)	3,635
Interest expense	515	619	1,070	1,099
Franchise taxes	97	94	195	150
EBITDA	$(18,786)	$14,273	$(23,089)	$20,377
Loss on sale of fixed assets	(60)	275	(58)	275
Equity compensation (1)	581	842	1,266	1,768
Employee retention credit (2)	(3,352)	—	(3,352)	—
Acquisition and development costs (3)	(5)	144	18	(678)
Cash charges related to restructuring and retention of employees	—	—	—	82
Accretion of asset retirement obligations	111	76	225	151
Adjusted EBITDA	$(21,511)	$15,610	$(24,990)	$21,975
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)Employee retention credit is part of the Consolidated Appropriations Act of 2021 and is recorded in other income on the income statements for the three and six months ended June 30, 2021.
(3)The three and six months ended June 30, 2021 includes acquisition and development costs of $(5) and $18. The three and six months ended June 30, 2020 includes $0 and $1,020 fair value adjustment of contingent consideration.
____________________

Adjusted EBITDA was $(21.5) million for the three months ended June 30, 2021 compared to $15.6 million for the three months ended June 30, 2020. The decrease in Adjusted EBITDA for the three months ended June 30, 2021, as compared to the corresponding period in the prior year, was primarily due to non-cash bad debt expense of $19.6 million in the current period related to collecting less than the amount recorded as a receivable from the settlement of litigation, $14.0 million less shortfall revenue in the current period and lower average sale prices of our sand recognized despite having higher overall volumes in the current period.
Adjusted EBITDA was $(25.0) million for the six months ended June 30, 2021 compared to $22.0 million for the six months ended June 30, 2020. The decrease in Adjusted EBITDA for the six months ended June 30, 2021, as compared to the corresponding period in the prior year, was primarily due to $19.6 million of non-cash bad debt expense in the current period related to collecting less than the amount recorded as a receivable from the settlement of litigation, $13.6 million less shortfall revenue in the current period and lower average sale prices of our sand recognized despite having higher overall volumes in the current period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per ton amounts)
Net cash provided by operating activities	$32,566	$13,781	$36,480	$25,842
Purchases of property, plant and equipment	(2,830)	(2,238)	(5,043)	(6,423)
Free cash flow	$29,736	$11,543	$31,437	$19,419

Free cash flow was $29.7 million for the three months ended June 30, 2021 compared to $11.5 million for the three months ended June 30, 2020. The increase in free cash flow was primarily attributable to cash collections from customers, including the $35.0 million cash payment received under the Settlement Agreement, offset by lower average sale prices of our sand recognized in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Free cash flow was $31.4 million for the six months ended June 30, 2021 compared to $19.4 million for the six months ended June 30, 2020. The increase in free cash flow was primarily attributable to cash collections from customers, including the $35.0 million cash payment received under the Settlement Agreement, offset by lower average sale prices of our sand recognized in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Capital expenditures for the six months ended June 30, 2021, compared to the same period in 2020, were lower as we continue to focus on maintaining positive cash flow.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of June 30, 2021, cash on hand was $39.3 million and we had $12.9 million in undrawn availability on our ABL Credit Facility and $5.0 million in undrawn availability on the Acquisition Liquidity Support Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions and other capital projects.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Working Capital
Working capital is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of June 30, 2021 compared to December 31, 2020.

	June 30, 2021	December 31, 2020
	(in thousands)
Total current assets	$81,666	$112,086
Total current liabilities	34,585	37,263
Working capital	$47,081	$74,823

Our working capital was $47.1 million at June 30, 2021 compared to $74.8 million at December 31, 2020.  The decrease in working capital was primarily due to the removal of $19.6 million of accounts receivable to non-cash bad debt expense, related to collecting less than the amount recorded as a receivable from the settlement of litigation, reduced inventory levels related to the increased sales volume activity in the quarter and a decline in profitability as frac sand prices continue to be depressed as a result of oversupply. As of December 31, 2020, $54.6 million of accounts receivable was attributable to U.S. Well and subject to ongoing litigation. The Company settled the litigation for a $35.0 million cash payment, which was collected during the second quarter of 2021.

Summary Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$36,480	$25,842
Net cash used in investing activities	$(5,041)	$(6,423)
Net cash (used in) provided by financing activities	$(3,886)	$(5,415)
    Net Cash Provided by Operating Activities
Net cash provided by operating activities was $36.5 million for the six months ended June 30, 2021, which included net loss of $(31.2) million, net non-cash items of $28.1 million, the $35.0 million cash payment received under the Settlement Agreement, and a decrease of $4.6 million in other operating assets and liabilities.
Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2020, which included net loss of $4.6 million, non-cash expenses of $13.5 million, and $7.8 million in changes in operating assets and liabilities.
    Net Cash Used in Investing Activities
Net cash used in investing activities was $5.0 million for the six months ended June 30, 2021, which was primarily for manufacturing of our SmartSystems equipment.
Net cash used in investing activities was $6.4 million for the six months ended June 30, 2020, which was primarily for manufacturing of our SmartSystems equipment.

    Net Cash (Used in) Provided By Financing Activities
Net cash used in financing activities was $3.9 million for the six months ended June 30, 2021, which consisted primarily of $3.4 million of net repayment for notes payable and finance leases, $0.3 million of share repurchases, and $0.2 million of payments of contingent consideration related to the manufacture of our SmartSystems equipment.

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

Indebtedness
The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
	(in thousands)
Remainder of 2021	$—	$2,319	$1,888	$75	$4,282
2022	—	4,638	3,551	137	$8,326
2023	—	4,638	2,405	245	$7,288
2024	—	6,888	807	—	$7,695
2025	—	1,724	187	—	$1,911
2026 and thereafter	—	—	355	—	355
Total minimum payments	—	20,207	9,193	457	29,857

ABL Credit Facility
In December 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2021 was $14.1 million and is based on our eligible accounts receivable and inventory. As of June 30, 2021, the Company was in compliance with all covenants under the ABL Credit Facility and there were no amounts outstanding under the ABL Credit Facility, $1.2 million letters of credit and $12.9 million was available to be drawn. There were no borrowings during the three and six months ended June 30, 2021.
Oakdale Equipment Financing
In December 2019, we entered into a $23.0 million equipment financing arrangement with Nexseer, secured by substantially all of the assets at our Oakdale facility. The Oakdale Equipment Financing amortizes over 5 years and bears interest at 5.79%.
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
Acquisition Liquidity Support Facility
In connection our acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve month period ending September 18, 2021. There have been no borrowings on this facility.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Capital Requirements
We expect full year 2021 capital expenditures to be between $10 million and $12 million, which we anticipate will primarily support incremental growth in our SmartSystems products and services and maintenance and efficiency improvements at our mining facilities. These expenditures exclude any potential acquisitions. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility or Acquisition Liquidity Support Facility. For the six months ended June 30, 2021, we spent approximately $5.0 million on capital expenditures.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $9.5 million and $10.0 million at June 30, 2021 and December 31, 2020, respectively.

Contractual Obligations
As of June 30, 2021, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, Acquisition Liquidity Support Facility, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the six months ended June 30, 2021, revenue from Rice Energy (a subsidiary of EQT Corporation), Halliburton Energy Services, and Enerplus accounted for 30.9%, 21.8%, and 13.0%, respectively, of total revenue. For the six months ended June 30, 2020, sales to Rice Energy (a subsidiary of EQT Corporation), U.S. Well Services, Liberty, and Calfrac accounted for 26.6%, 23.3%, 18.2%, and 11.8%, respectively, of total revenue.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2021.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: existing sand reserves and their impact on calculating the depletion expense under the units-of-production method; depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets; impairment considerations of assets (including impairment of identified intangible assets and other long-lived assets); estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The COVID-19 pandemic caused a significant amount of volatility in the oilfield services sector during 2020 and frac sand prices in particular have remained depressed, despite recent increases in oil prices. We continue to actively monitor the global impact of current events, but we are currently unable to estimate the impact of these events on our future financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2021 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2021.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2021, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.

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
10.1
Settlement Agreement and Release, dated June 28, 2021, by and among Smart Sand, Inc., U.S. Well Services, LLC and U.S. Well Services, Inc. (incorporation by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021

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

Smart Sand, Inc.

August 4, 2021	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

August 4, 2021	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)