Form 10-Q
period 2021-09-30
Smart Sand, Inc.
filed 2021-11-09
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Number of shares of common stock outstanding, par value $0.001 per share, as of November 2, 2021: 45,265,601

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

“Loan Agreement”, “Acquisition Liquidity Support Facility”
In connection with the Company’s acquisition of Eagle Oil and Gas Proppants Holdings LLC from Eagle Materials Inc., which acquisition was completed on September 18, 2020, the Company, as borrower, entered into a Loan and Security Agreement, dated September 18, 2020 (the “Loan Agreement”), with Eagle Materials Inc., as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5.0 million during the twelve-month period ending September 19, 2021. (the “Acquisition Liquidity Support Facility”). This facility was terminated on September 20, 2021.

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$36,678	$11,725
Accounts receivable	15,589	69,720
Unbilled receivables	986	127
Inventory	15,381	19,136
Prepaid expenses and other current assets	14,032	11,378
Total current assets	82,666	112,086
Property, plant and equipment, net	263,119	274,676
Operating lease right-of-use assets	29,478	32,099
Intangible assets, net	7,659	8,253
Other assets	446	563
Total assets	$383,368	$427,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,825	$3,268
Accrued expenses and other liabilities	11,244	13,142
Deferred revenue, current	9,234	6,875
Long-term debt, net, current	7,281	6,901
Operating lease liabilities, current	7,405	7,077
Total current liabilities	39,989	37,263
Deferred revenue, net	7,215	3,482
Long-term debt, net	16,974	22,445
Operating lease liabilities, long-term	24,733	27,020
Deferred tax liabilities, long-term, net	25,438	32,981
Asset retirement obligation	16,291	14,996
Contingent consideration	—	180
Other non-current liabilities	508	503
Total liabilities	131,148	138,870
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 43,567,743 issued and 41,850,938 outstanding at September 30, 2021; 43,193,394 issued and 41,575,129 outstanding at December 31, 2020	42	42
Treasury stock, at cost, 1,716,805 and 1,618,265 shares at September 30, 2021 and December 31, 2020, respectively	(4,427)	(4,134)
Additional paid-in capital	173,426	171,209
Retained earnings	82,826	121,267
Accumulated other comprehensive income	353	423
Total stockholders’ equity	252,220	288,807
Total liabilities and stockholders’ equity	$383,368	$427,677

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$31,343	$12,445	$83,291	$50,809
Shortfall revenue	2,680	6,842	4,421	22,148
Logistics revenue	456	4,122	3,856	24,046
Total revenue	34,479	23,409	91,568	97,003
Cost of goods sold	36,526	18,227	100,952	71,221
Gross profit	(2,047)	5,182	(9,384)	25,782
Operating expenses:
Salaries, benefits and payroll taxes	2,490	2,058	7,150	7,115
Depreciation and amortization	352	440	1,490	1,354
Selling, general and administrative	3,867	3,933	10,876	10,393
Bad debt expense	—	—	19,592	—
Change in the estimated fair value of contingent consideration	—	—	—	(1,020)
Total operating expenses	6,709	6,431	39,108	17,842
Operating (loss) income	(8,756)	(1,249)	(48,492)	7,940
Other income (expenses):
Gain on bargain purchase	—	39,889	—	39,889
Interest expense, net	(467)	(497)	(1,527)	(1,576)
Other income	1,792	80	5,457	162
Total other (expenses) income, net	1,325	39,472	3,930	38,475
(Loss) income before income tax (benefit) expense	(7,431)	38,223	(44,562)	46,415
Income tax (benefit) expense	(169)	1,941	(6,121)	5,576
Net (loss) income	$(7,262)	$36,282	$(38,441)	$40,839
Net (loss) income per common share:
Basic	$(0.17)	$0.91	$(0.92)	$1.02
Diluted	$(0.17)	$0.91	$(0.92)	$1.02
Weighted-average number of common shares:
Basic	41,850	39,973	41,743	39,903
Diluted	41,850	39,973	41,743	39,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(7,262)	$36,282	$(38,441)	$40,839
Other comprehensive income:
Foreign currency translation adjustment	(239)	96	(70)	317
Comprehensive (loss) income	$(7,501)	$36,378	$(38,511)	$41,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Nine months ended September 30, 2021

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	125	125
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	158,364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	678	—	—	678
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	19,483	—	—	—	17	—	—	17
Restricted stock buy back	(48,077)	—	48,077	(140)	—	—	—	(140)
Net loss	—	—	—	—	—	(3,912)	—	(3,912)
Balance at March 31, 2021	41,719,329	$42	1,666,342	$(4,274)	$171,931	$117,355	$548	$285,602
Foreign currency translation adjustment	—	—	—	—	—	—	44	44
Vesting of restricted stock	162,253	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	574	—	—	574
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Restricted stock buy back	(48,793)	—	48,793	(148)	—	—	—	(148)
Net loss	—	—	—	—	—	(27,267)	—	(27,267)
Balance at June 30, 2021	41,832,789	$42	1,715,135	$(4,422)	$172,512	$90,088	$592	$258,812
Foreign currency translation adjustment	—	—	—	—	—	—	(239)	(239)
Vesting of restricted stock	4,875	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	—	879
Employee stock purchase plan compensation	—	—	—	—	10	—	—	10
Employee stock purchase plan issuance	14,944	—	—	—	25	—	—	25
Restricted stock buy back	(1,670)	—	1,670	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(7,262)	—	(7,262)
Balance at September 30, 2021	41,850,938	$42	1,716,805	$(4,427)	$173,426	$82,826	$353	$252,220

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Nine months ended September 30, 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	(163)
Vesting of restricted stock	139,947	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,025	—	—	1,025
Employee stock purchase plan compensation	—	—	—	—	14	—	—	14
Employee stock purchase plan issuance	21,486	—	—	—	46	—	—	46
Restricted stock buy back	(10,468)	—	10,468	(14)	—	—	—	(14)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net loss	—	—	—	—	—	(84)	—	(84)
Balance at March 31, 2020	39,607,116	$40	1,529,725	$(3,993)	$166,308	$83,229	$(204)	245,380
Foreign currency translation adjustment	—	—	—	—	—	—	384	384
Vesting of restricted stock	177,628	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	943	—	—	943
Employee stock purchase plan compensation	—	—	—	—	12	—	—	12
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Restricted stock buy back	(30,673)	—	30,673	(31)	—	—	—	(31)
Net income	—	—	—	—	—	4,641	—	4,641
Balance at June 30, 2020	39,754,071	$40	1,560,398	$(4,024)	$167,263	$87,870	$180	$251,329
Foreign currency translation adjustment	—	—	—	—	—	—	96	96
Acquisition stock issuance	1,503,759	2	—	—	2,059	—	—	2,061
Vesting of restricted stock	6,375	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	941	—	—	941
Employee stock purchase plan compensation	—	—	—	—	3	—	—	3
Employee stock purchase plan issuance	18,148	—	—	—	16	—	—	16
Restricted stock buy back	(770)	—	770	(1)	—	—	—	(1)
Net income	—	—	—	—	—	36,282	—	36,282
Balance at September 30, 2020	41,281,583	$42	1,561,168	$(4,025)	$170,282	$124,152	$276	$290,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating activities:
Net (loss) income	$(38,441)	$40,839
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	18,937	16,092
Amortization of intangible assets	596	596
Loss on disposal of assets	223	299
Provision for bad debt	19,592	—
Amortization of deferred financing cost	79	79
Accretion of debt discount	140	138
Deferred income taxes	(7,543)	238
Stock-based compensation, net	2,131	2,909
Employee stock purchase plan compensation	24	29
Change in contingent consideration fair value	—	(1,020)
Gain on bargain purchase, net of cash acquired	—	(39,580)
Changes in assets and liabilities:
Accounts receivable	34,791	(7,029)
Unbilled receivables	(1,113)	(4,491)
Inventory	3,755	306
Prepaid expenses and other assets	(1,886)	3,751
Deferred revenue	6,092	3,912
Accounts payable	1,564	(205)
Accrued and other expenses	(1,397)	(607)
Income taxes payable	—	5,968
Net cash provided by operating activities	37,544	22,224
Investing activities:
Purchases of property, plant and equipment	(6,976)	(7,444)
Proceeds from disposal of assets	78	51
Net cash used in investing activities	(6,898)	(7,393)
Financing activities:
Proceeds from the issuance of notes payable	—	952
Repayments of notes payable	(5,168)	(3,527)
Payments under equipment financing obligations	(92)	(87)
Payment of deferred financing and debt issuance costs	—	(20)
Proceeds from revolving credit facility	—	6,000
Repayment of revolving credit facility	—	(8,500)
Payment of contingent consideration	(180)	(310)
Proceeds from equity issuance	42	62
Purchase of treasury stock	(294)	(1,046)
Net cash used in financing activities	(5,692)	(6,476)
Net increase in cash and cash equivalents	24,954	8,355
Cash and cash equivalents at beginning of year	11,725	2,639
Cash and cash equivalents at end of period	$36,679	$10,994
Supplemental disclosure of cash flow information
Capitalized expenditures in accounts payable and accrued expenses	$267	$157
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
The Company commenced mining operations at its Oakdale, Wisconsin facility in July 2012. Through multiple expansions at Oakdale and the acquisition in September 2020 of the Utica, Illinois mine and processing facilities, the Company has current annual processing capacity of approximately 7.1 million tons.
The Company provides complete logistics solutions through its frac sand facilities with access to three Class I rail lines and its in-basin unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Company expects this terminal to become operational in the fourth quarter of 2021. These logistics solutions enable the Company to cost-effectively deliver products to its customers anywhere in the United States.
The Company provides proppant storage and management solutions through its SmartSystems products and services under which it offers various solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation. The Company has developed a new transload technology, the self-contained SmartPathTM transloader, to complement its existing solutions. The SmartPath is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation.

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2020 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2020. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020.
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
Actual results could differ materially from management’s best estimates as additional information or actual results become available in the future. The decreased demand related to the coronavirus (“COVID-19”) pandemic caused dramatic swings in oil prices and significant volatility in the oilfield service sector since March 2020. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three and nine months ended September 30, 2021, the Company recorded $1,674 and $5,026, respectively, of employee retention credits in other income on its consolidated income statements and included in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2021. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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
The Company determined the fair values of the acquired assets and assumed liabilities based on the highest and best use of such assets as required by GAAP. Cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities were based on underlying assets and liabilities whose carrying value approximates fair value. The Company acquired $2,050 of contractual receivables; however, it does not expect to collect on $1,975 of such contractual receivables as these customers are in bankruptcy proceedings. The fair value of inventory was determined using market prices the Company expected to receive for the inventory when it is sold. Operating leases were considered to be at

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
market rates and the fair values of the associated operating lease liabilities and right-of-use assets were determined using the Company’s lease accounting policies. The fair value of the asset retirement obligations was calculated consistently with the Company’s other asset retirement obligations and includes assumptions about inflation and discount rates over time to represent the estimated future cost of dismantling, restoring and reclaiming the plant and mines in accordance with legal obligations. Deferred income taxes represent the temporary differences between future expenses for GAAP purposes and income tax purposes at the Company’s applicable enacted tax rate. The Company determined the fair values of the property, plant and equipment with the assistance of external valuation specialists. The fair value was based on the highest and best use, as required by GAAP, which was determined to be the orderly liquidation value rather than the value imputed by other valuation methods. Total acquisition costs incurred in the year ended December 31, 2020 were $891. The Company’s allocation of the purchase price was complete as of December 31, 2020.

NOTE 4 — Inventory
Inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw material	$176	$428
Work in progress	5,789	10,465
Finished goods	5,475	4,400
Spare parts	3,941	3,843
Total inventory	$15,381	$19,136

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2021	December 31, 2020
Machinery, equipment and tooling	$30,456	$29,002
SmartSystems	27,159	22,352
Vehicles	3,014	2,893
Furniture and fixtures	1,326	1,302
Plant and building	199,958	199,867
Real estate properties	6,496	6,458
Railroad and sidings	27,703	27,703
Land and land improvements	33,155	33,040
Asset retirement obligation	20,730	19,993
Mineral properties	7,442	7,442
Deferred mining costs	2,455	2,123
Construction in progress	6,894	7,489
	366,788	359,664
Less: accumulated depreciation and depletion	103,669	84,988
Total property, plant and equipment, net	$263,119	$274,676

Depreciation expense was $6,111 and $5,328 for the three months ended September 30, 2021 and 2020, respectively, and $18,325 and $15,856 for the nine months ended September 30, 2021 and 2020, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2021	December 31, 2020
Employee related expenses	$1,168	$1,048
Accrued equipment	—	55
Accrued professional fees	980	1,129
Accrued royalties	2,380	2,624
Accrued freight and delivery charges	1,770	2,901
Accrued real estate tax	2,046	1,637
Accrued utilities	862	748
Sales tax liability	723	1,386
Other accrued liabilities	1,315	1,614
Total accrued liabilities	$11,244	$13,142

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Oakdale Equipment Financing	$3,760	$3,600
Finance leases	120	123
Notes Payable	3,401	3,178
Long-term debt, net, current	$7,281	$6,901

Long-term debt, net of current portion consists of the following:

	September 30, 2021	December 31, 2020
ABL Credit Facility	$—	$—
Oakdale Equipment Financing, net	12,536	15,236
Finance Leases	263	351
Notes Payable	4,175	6,858
Long-term debt, net	$16,974	$22,445

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2021	$—	$1,160	$1,056	$38	$2,254
2022	—	4,638	3,387	137	8,162
2023	—	4,638	2,371	245	7,254
2024	—	6,888	807	—	7,695
2025	—	1,724	187	—	1,911
2026 and thereafter	—	—	355	—	355
Total minimum payments	—	19,048	8,163	420	27,631
Amount representing interest	—	(2,158)	(587)	(37)	(2,782)
Amount representing unamortized lender fees	—	(594)		—	(594)
Present value of payments				383
Less: current portion	—	(3,760)	(3,401)	(120)	(7,281)
Total long-term debt, net	$—	$12,536	$4,175	$263	$16,974

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of September 30, 2021 was $17,764 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of September 30, 2021, there were no amounts outstanding under the ABL Credit Facility, $1,232 letters of credit and $16,532 was available to be drawn. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all financial covenants.
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
Acquisition Liquidity Support Facility
In connection with the Company’s acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender, secured by certain property rights and assets of the acquired business, whereby the Company may draw loans in an aggregate amount up to $5,000 during the twelve month period ending September 18, 2021. This facility was terminated on September 20, 2021 and there were no borrowings under this facility.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

	Balance Sheet Location	September 30, 2021	December 31, 2020
Right-of-use assets
Operating	Operating right-of-use assets	$29,478	$32,099
Financing	Property, plant and equipment, net	262	373
Total right-of use assets		$29,740	$32,472

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$32,138	$34,097
Financing	Long-term debt, current and long-term portions	383	474
Total lease liabilities		$32,521	$34,571

Operating lease costs are recorded as a single expense on the income statement and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated income statement for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$35	$35	$105	$104
Interest on lease liabilities	7	9	22	28
Operating lease cost	2,610	2,729	8,375	9,824
Short-term lease cost	86	4	120	238
Total lease cost	$2,738	$2,777	$8,622	$10,194

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$22	$28
Operating cash flows used for operating leases	$7,680	$9,158
Financing cash flows used for finance leases	$92	$85

Right-of-use assets obtained in exchange for new operating lease liabilities	$4,401	$13,936

Weighted average remaining lease term - finance leases	1.9 years	2.9 years
Weighted average discount rate - finance leases	6.60%	6.60%
Weighted average remaining lease term - operating leases	3.8 years	3.7 years
Weighted average discount rate - operating leases	5.81%	5.71%

Maturities of the Company’s lease liabilities as of September 30, 2021 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$1,632	$38	$1,670
2022	9,857	137	9,994
2023	9,098	245	9,343
2024	7,519	—	7,519
2025	3,773	—	3,773
Thereafter	4,450	—	4,450
Total cash lease payments	36,329	420	36,749
Less: amounts representing interest	(4,191)	(37)	(4,228)
Total lease liabilities	$32,138	$383	$32,521

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $16,291 as of September 30, 2021. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2020	$14,996
Additions	737
Accretion expense	558
Balance at September 30, 2021	$16,291

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$31,343	91%	$12,445	53%	$83,291	91%	$50,809	52%
Shortfall revenue	2,680	8%	6,842	29%	4,421	5%	22,148	23%
Logistics revenue	456	1%	4,122	18%	3,856	4%	24,046	25%
Total revenue	$34,479	100%	$23,409	100%	$91,568	100%	$97,003	100%

The Company recorded $10,357 of deferred revenue on the balance sheet on December 31, 2020, of which $6,875 has been recognized in the nine months ended September 30, 2021. Of the remaining amount, the Company expects to recognize no more through December 31, 2021 and the remainder through 2023.

NOTE 11 — Earnings Per Share
Basic net (loss) income per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net (loss) income per share of common stock is computed by dividing the net (loss) income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although restricted stock is excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2021. Because their effect would be anti-dilutive, 2,237 shares of common stock underlying equity-based awards were excluded from the calculation of diluted earnings per share for both three and nine months ended September 30, 2020. There is no reconciliation between weighted average common shares outstanding and diluted weighted average shares of common stock outstanding for any period presented.

NOTE 12 — Stock-Based Compensation
Equity Incentive Plan
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the Company’s board of directors and consultants of the Company. On April 3, 2020, the Company’s board of directors adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 2,088 shares. On July 27, 2021, the Company’s board of directors authorized 231 shares currently held in treasury stock for issuance under the 2016 Plan. During the nine months ended September 30, 2021 and 2020, 1,982 and 0 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value per share of all the outstanding restricted stock was $2.44 - $7.79. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated income statements, $879 and $941 of compensation expense for the restricted stock during the three months ended September 30, 2021 and 2020, respectively. The Company recognized, in operating

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
expenses and cost of goods sold on the condensed consolidated income statements, $2,131 and $2,910 of compensation expense for the restricted stock during the nine months ended September 30, 2021 and 2020, respectively. There is no impact to the cash flows of the Company related to stock-based compensation expense. At September 30, 2021, the Company had unrecognized compensation expense of $7,201 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2021	$1,022
2022	2,632
2023	1,917
2024	1,158
2025	472
Total	$7,201

The following table summarizes restricted stock activity under the Plans from December 31, 2020 through September 30, 2021:

	Number of Shares	Weighted Average
Unvested, December 31, 2020	1,886	$5.14
Granted	1,982	$2.88
Vested	(325)	$8.31
Forfeited	(138)	$6.26
Unvested, September 30, 2021	3,405	$3.04

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
For the three months ended September 30, 2021 and 2020, the effective tax rate was approximately 2.3% and 5.1%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the nine months ended September 30, 2021 and 2020, the effective tax rate was approximately 13.7% and 12.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and nine months ended September 30, 2021 and 2020, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability of $2,172 for uncertain tax positions included in deferred tax liabilities, long-term, net on its consolidated balance sheet as of September 30, 2021, related to its depletion deduction methodology, and a corresponding increase to the income tax expense on its condensed consolidated income statements. There was no liability for uncertain tax positions as of December 31, 2020.
As of September 30, 2021, the Company determine it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a valuation allowance against the deferred tax

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
liabilities, long-term, net on its consolidated balance sheet in the amount of $1,305, and a corresponding increase to the income tax expense on its condensed consolidated income statements.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 14 — Concentrations
As of September 30, 2021, two customers accounted for 55% of the Company’s total accounts receivable. As of December 31, 2020, 78% of the Company’s total accounts receivable balance was with one customer and was subject to ongoing litigation. The litigation was settled during the second quarter of 2021 as described in Note 15.
During the three months ended September 30, 2021, 50% of the Company’s revenues were earned from three customers. During the three months ended September 30, 2020, 85% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2021, 68% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2020, 69% of the Company’s revenues were earned from three customers.
As of September 30, 2021, one vendor accounted for 23% of the Company’s accounts payable.  As of December 31, 2020, three vendors accounted for 42% of the Company’s accounts payable.
During the three months ended September 30, 2021, one supplier accounted for 23% of the Company’s cost of goods sold. During the three months ended September 30, 2020, two suppliers accounted for 70% of the Company’s cost of goods sold. During the nine months ended September 30, 2021, one supplier accounted for 22% of the Company’s cost of goods sold. During the nine months ended September 30, 2020, two suppliers accounted for 64% of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic areas of our mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

NOTE 15 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at September 30, 2021 are as follows:

Remainder of 2021	$1,554
2022	2,467
2023	2,573
2024	2,469
2025	2,462
Thereafter	26,886
Total	$38,411

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
U.S. Well Services, LLC
On January 14, 2019, the Company, as plaintiff filed suit against U.S. Well Services, LLC (“defendant”), in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. N19C-01-144-PRW [CCLD]) (the “Court”). In the suit, the Company alleged that defendant was in breach of contract for failure to pay amounts due and payable under a long-term take-or-pay Master Product Purchase Agreement and coterminous Railcar Usage Agreement. The trial took place in December 2020. On June 17, 2021, the Court issued an Order of Final Judgment (the “Order”) awarding $50,896 in damages to the Company. On June 28, 2021, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) with defendant, pursuant to which defendant paid to the Company a $35,000 cash payment, and defendant and the Company each agreed to withdraw appeals of certain rulings that they each filed after the Order was issued. The Company and defendant also entered into a two year Right of First Refusal Agreement covering all purchases of Northern White frac sand by defendant and its affiliates in the continental United States from January 1, 2022 through December 31, 2023. The Company recorded $19,592 as non-cash bad debt expense, which is the difference between the $54,592 accounts receivable balance that was under litigation and the cash received under the Settlement Agreement.
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of September 30, 2021 was $9,478.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2020 contained in our Annual Report on Form 10-K. We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). All share amounts are presented in thousands.

Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this Report, may adversely affect our results as indicated in forward-looking statements. You should read this Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

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
We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America. In September 2021, we acquired the rights to construct and operate an additional transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. We expect this terminal to become operational in the fourth quarter of 2021. These terminals allow us to offer more efficient delivery options to our customers.
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
In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued depression of frac sand prices. During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through the nine months ended September 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. We have seen an increase in the volume of sand sold since the global economy began reopening, however the prices of frac sand have continued to be depressed due to overbuilt capacity and we cannot predict when frac sand prices will increase or stabilize.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

Revenues:
Sand sales revenue	$31,343	$12,445	$18,898	152%
Shortfall revenue	2,680	6,842	(4,162)	(61)%
Logistics revenue	456	4,122	(3,666)	(89)%
Total revenue	34,479	23,409	11,070	47%
Cost of goods sold	36,526	18,227	18,299	100%
Gross profit	(2,047)	5,182	(7,229)	(140)%
Operating expenses:
Salaries, benefits and payroll taxes	2,490	2,058	432	21%
Depreciation and amortization	352	440	(88)	(20)%
Selling, general and administrative	3,867	3,933	(66)	(2)%
Total operating expenses	6,709	6,431	278	4%
Operating (loss) income	(8,756)	(1,249)	(7,507)	601%
Other income (expenses):
Gain on bargain purchase	—	39,889	(39,889)	Not meaningful
Interest expense, net	(467)	(497)	30	(6)%
Other income	1,792	80	1,712	2,140%
Total other (expenses) income, net	1,325	39,472	(38,147)	(97)%
(Loss) income before income tax (benefit) expense	(7,431)	38,223	(45,654)	(119)%
Income tax (benefit) expense	(169)	1,941	(2,110)	(109)%
Net (loss) income	$(7,262)	$36,282	$(43,544)	(120)%

Revenues
Revenues were $34.5 million for the three months ended September 30, 2021, during which time we sold approximately 790,000 tons of sand. Revenues for the three months ended September 30, 2020 were $23.4 million, during which time we sold approximately 309,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 were as follows:
•Sand sales revenue increased from $12.4 million for the three months ended September 30, 2020 to $31.3 million for the three months ended September 30, 2021 as a result of higher total volumes sold. The volumes sold during the third quarter of 2020 were negatively impacted by depressed oil prices driven by oversupply relative to the decreased demand due to the COVID-19 coronavirus pandemic.
•We had $2.7 million contractual shortfall revenue for the three months ended September 30, 2021 compared to $6.8 million of contractual shortfall revenue for the three months ended September 30, 2020. Our customer contracts

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $0.5 million for the three months ended September 30, 2021 compared to $4.1 million for the three months ended September 30, 2020. The decrease in logistics revenue was due to the shift from mine gate sales to in-basin sales, which include transportation and any other handling services.
Cost of Goods Sold
Cost of goods sold was $36.5 million and $18.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to higher volumes sold and increased freight cost due to the shift of sales to more in-basin deliveries. In 2020, headcount reductions and other cost savings measures were implemented as a result of the onset of COVID-19. Headcount has since increased to support the increased sales activity, though we remain focused on other cost-saving measures.
Gross Profit
Gross profit was $(2.0) million for the three months ended September 30, 2021, compared to $5.2 million for the three months ended September 30, 2020. The decline in profitability for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to decreased shortfall revenue and lower average sales price relative to our cost to produce and deliver sand to our customers.
Operating Expenses
Operating expenses were $6.7 million for the three months ended September 30, 2021 as compared to $6.4 million for the three months ended September 30, 2020. Salaries, benefits and payroll taxes were $2.5 million for the three months ended September 30, 2021 as compared to $2.1 million for the three months ended September 30, 2020. Depreciation and amortization was also relatively consistent at $0.4 million for the three months ended September 30, 2021 and 2020. Selling, general and administrative expenses remained consistent at $3.9 million for the three months ended September 30, 2020 and $3.9 million for the three months ended September 30, 2021.
Other Income
We qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three months ended September 30, 2021, the Company recorded $1.7 million of employee retention credits. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. There was a change in existing legislation and we do not expect to continue to qualify for the employee retention credit in the fourth quarter of 2021.
Interest Expense
We incurred $0.5 million of net interest expense for each of the three months ended September 30, 2021 and 2020, respectively. We continue to reduce debt levels and decrease interest expense through scheduled amortizing payments.
Income Tax Expense
For the three months ended September 30, 2021 and 2020, our effective tax rate was approximately 2.3% and 5.1%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of September 30, 2021, we have recorded $2.2 million of uncertain tax positions included in deferred tax liabilities, long-term, net on our balance sheet, related to our depletion deduction methodology. As of September 30, 2021, we have determined it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our balance sheet in

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

the amount of $1.3 million, and a corresponding increase to the income tax expense on our condensed consolidated income statements.
Net (Loss) Income
Net loss was $(7.3) million for the three months ended September 30, 2021 as compared to net income of $36.3 million for the three months ended September 30, 2020. The net loss for the three months ended September 30, 2021 is primarily attributable to continued low average selling prices relative to our cost to produce and deliver products to our customers. Net income for the three months ended September 30, 2020 was primarily due to the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	$83,291	$50,809	32,482	64%
Shortfall revenue	4,421	22,148	(17,727)	(80)%
Logistics revenue	3,856	24,046	(20,190)	(84)%
Total revenue	91,568	97,003	(5,435)	(6)%
Cost of goods sold	100,952	71,221	29,731	42%
Gross profit	(9,384)	25,782	(35,166)	(136)%
Operating expenses:
Salaries, benefits and payroll taxes	7,150	7,115	35	—%
Depreciation and amortization	1,490	1,354	136	10%
Selling, general and administrative	10,876	10,393	483	5%
Bad debt expense	19,592	—	19,592	Not meaningful
Change in the estimated fair value of contingent consideration	—	(1,020)	1,020	(100)%
Total operating expenses	39,108	17,842	21,266	119%
Operating (loss) income	(48,492)	7,940	(56,432)	(711)%
Other income (expenses):
Gain on bargain purchase	—	39,889	(39,889)	Not meaningful
Interest expense, net	(1,527)	(1,576)	49	(3)%
Other income	5,457	162	5,295	3,269%
Total other (expenses) income, net	3,930	38,475	(34,545)	(90)%
(Loss) income before income tax (benefit) expense	(44,562)	46,415	(90,977)	(196)%
Income tax (benefit) expense	(6,121)	5,576	(11,697)	(210)%
Net (loss) income	$(38,441)	$40,839	$(79,280)	(194)%
Revenues
Revenues were $91.6 million for the nine months ended September 30, 2021, during which time we sold approximately 2,317,000 tons of sand. Revenues for the nine months ended September 30, 2020 were $97.0 million, during which time we sold approximately 1,273,000 tons of sand. The key factors contributing to the decrease in revenues for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were as follows:

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•Sand sales revenue increased from $50.8 million for the nine months ended September 30, 2020 to $83.3 million for the nine months ended September 30, 2021 as a result of higher total volumes sold, partially offset by lower prices compared to the prior period. The volumes sold during the third quarter of 2020 were negatively impacted by depressed oil prices driven by the oversupply caused by decreased demand due to the COVID-19 pandemic.
•We had $4.4 million of contractual shortfall revenue for the nine months ended September 30, 2021 compared to $22.1 million of contractual shortfall revenue for the nine months ended September 30, 2020. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $3.9 million for the nine months ended September 30, 2021 compared to $24.0 million for the nine months ended September 30, 2020. The decrease in logistics revenue was due to the shift from mine gate sales to in-basin sales, which include transportation and any other handling services.
Cost of Goods Sold
Cost of goods sold was $101.0 million and $71.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase was primarily due to higher volumes sold and increased freight cost due to the shift of sales to more in-basin deliveries. During 2020, headcount reductions and other cost savings measures were implemented as a result of the onset of COVID-19. Headcount has increased in the first nine months of 2021 to support increased sales activity, though we remain focused on other cost-saving measures.
Gross Profit
Gross profit was $(9.4) million and $25.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decline in profitability for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to decreased shortfall revenue and low average sales price of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $39.1 million and $17.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We recorded $19.6 million as non-cash bad debt expense, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under the Settlement Agreement. Salaries, benefits and payroll taxes increased to $7.2 million for the three months ended September 30, 2021 as compared to $7.1 million for the nine months ended September 30, 2020. Depreciation and amortization increased slightly from $1.4 million for the nine months ended September 30, 2020 to $1.5 million for the nine months ended September 30, 2021. Selling, general and administrative expenses were $10.9 million for the nine months ended September 30, 2021 compared to $10.4 million for the nine months ended September 30, 2020. The nine months ended September 30, 2020 included a $1.0 million gain on contingent consideration.
Other Income
We qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the nine months ended September 30, 2021, the Company recorded $5.0 million of employee retention credits. The calculation of the credit is based on employees’ continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. Unless there is a change in existing legislation, we expect to continue to qualify for the employee retention credit for approximately $1.7 million for the fourth quarter of 2021.
Interest Expense
We incurred $1.5 million and $1.6 million of net interest expense for the nine months ended September 30, 2021 and September 30, 2020, respectively. We continue to reduce debt levels and decrease interest expense through scheduled amortizing payments.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Income Tax (Benefit) Expense
For the nine months ended September 30, 2021 and September 30, 2020, our effective tax rate was approximately 13.7% and 12.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of September 30, 2021, we have recorded $2.2 million of uncertain tax positions included in deferred tax liabilities, long-term, net on our balance sheet, related to our depletion deduction methodology. As of September 30, 2021, we determined it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our balance sheet in the amount of $1.3 million, and a corresponding increase to the income tax expense on our condensed consolidated income statements.
Net (Loss) Income
Net loss was $(38.4) million for the nine months ended September 30, 2021 as compared to the net income of $40.8 million for the nine months ended September 30, 2020. The difference was primarily due to non-cash bad debt expense recorded against the residual balance of accounts receivable that were previously the subject of litigation recorded in 2021 combined with lower average sale prices per ton of our sand, substantially lower shortfall revenue in the current period, and the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings in September 2020.

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

Contribution Margin
We use contribution margin, which we define as total revenues less cost of goods sold excluding depreciation, depletion and accretion of asset retirement obligations, to measure our financial and operating performance. Contribution margin excludes other operating expenses and income, including costs not directly associated with the operations of our business such as accounting, human resources, information technology, legal, sales and other administrative activities.
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
(UNAUDITED)

margin to gross profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per ton amounts)
Revenue	$34,479	$23,409	$91,568	$97,003
Cost of goods sold	36,526	18,227	100,952	71,221
Gross profit	(2,047)	5,182	(9,384)	25,782
Depreciation, depletion, and accretion of asset retirement obligations	6,145	5,177	18,009	15,351
Contribution margin	$4,098	$10,359	$8,625	$41,133
Contribution margin per ton	$5.19	$33.52	$3.72	$32.31
Total tons sold	790	309	2,317	1,273
Contribution margin was $4.1 million and $10.4 million, or $5.19 and $33.52 per ton sold, for the three months ended September 30, 2021 and 2020, respectively. The decrease in contribution margin and contribution margin per ton was due primarily to $4.2 million higher shortfall revenue in the prior period and low average sale price relative to our cost to produce and deliver sand to our customers in the current period.
Contribution margin was $8.6 million and $41.1 million, or $3.72 and $32.31 per ton sold, for the nine months ended September 30, 2021 and 2020, respectively. The decrease in overall contribution margin and contribution margin per ton was due primarily to $17.7 million higher shortfall revenue in the prior period and low average sale price relative to our cost to produce and deliver sand to our customers in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(7,262)	$36,282	$(38,441)	$40,839
Depreciation, depletion and amortization	6,165	5,529	18,941	16,466
Income tax (benefit) expense	(169)	1,941	(6,121)	5,576
Interest expense	484	506	1,554	1,605
Franchise taxes	42	63	237	212
EBITDA	$(740)	$44,321	$(23,830)	$64,698
Loss on sale of fixed assets	281	(27)	223	248
Equity compensation (1)	784	832	2,050	2,600
Employee retention credit (2)	(1,674)	—	(5,026)	—
Acquisition and development costs (3)	—	823	17	145
Gain on bargain purchase	—	(39,889)	—	(39,889)
Cash charges related to restructuring and retention of employees	8	—	9	82
Accretion of asset retirement obligations	332	88	558	239
Adjusted EBITDA	$(1,009)	$6,148	$(25,999)	$28,123
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)Employee retention credit is part of the Consolidated Appropriations Act of 2021 and is recorded in other income on the income statements for the three and nine months ended September 30, 2021.
(3)The three and nine months ended September 30, 2020 include acquisition cost of $817 and $875, respectively. The nine months ended September 2020 was offset by $1,020 fair value adjustment of contingent consideration.
____________________

Adjusted EBITDA was $(1.0) million for the three months ended September 30, 2021 compared to $6.1 million for the three months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily due to $4.2 million less shortfall revenue in the current period and low average sale prices of our sand relative to the cost to produce and deliver it despite having higher overall volumes in the current period.
Adjusted EBITDA was $(26.0) million for the nine months ended September 30, 2021 compared to $28.1 million for the nine months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily due to $19.6 million of non-cash bad debt expense in the current period related to collecting less than the amount recorded as a receivable from the settlement of litigation, $17.7 million less shortfall revenue in the current period and lower average sale prices of our sand relative to the cost to produce and deliver products to our customers despite having higher overall volumes in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per ton amounts)
Net cash provided by operating activities	$1,064	$(3,618)	$37,544	$22,224
Purchases of property, plant and equipment	(1,933)	(1,021)	(6,976)	(7,393)
Free cash flow	$(869)	$(4,639)	$30,568	$14,831

Free cash flow was $(0.9) million for the three months ended September 30, 2021 compared to $(4.6) million for the three months ended September 30, 2020. The increase in free cash flow was primarily attributable to cash collections from higher sand volumes sold to customers, offset by lower average sale prices of our sand recognized in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Free cash flow was $30.6 million for the nine months ended September 30, 2021 compared to $14.8 million for the nine months ended September 30, 2020. The increase in free cash flow was primarily attributable to cash collections from higher sand volumes sold to customers, including the $35.0 million cash payment received under the Settlement Agreement, offset by lower average sale prices of our sand recognized in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Capital expenditures for the nine months ended September 30, 2021, compared to the same period in 2020, were lower as we continue to focus on maintaining positive cash flow.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of September 30, 2021, cash on hand was $36.7 million and we had $16.5 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions, completion of our new Waynesburg terminal to service the Marcellus and other capital projects.

Working Capital
Working capital is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of September 30, 2021 compared to December 31, 2020.

	September 30, 2021	December 31, 2020
	(in thousands)
Total current assets	$82,666	$112,086
Total current liabilities	39,989	37,263
Working capital	$42,677	$74,823

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Our working capital was $42.7 million at September 30, 2021 compared to $74.8 million at December 31, 2020.  The decrease in working capital was primarily due to the removal of $19.6 million of accounts receivable to non-cash bad debt expense, related to collecting less than the amount recorded as a receivable from the settlement of litigation, reduced inventory levels related to the increased sales volume activity in 2021 and a decline in profitability as frac sand prices continue to be depressed as a result of oversupply. As of December 31, 2020, $54.6 million of accounts receivable was attributable to U.S. Well and subject to ongoing litigation. The Company settled the litigation for a $35.0 million cash payment, which was collected during the second quarter of 2021.

Summary Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	37,544	22,224
Net cash used in investing activities	(6,898)	(7,393)
Net cash used in financing activities	(5,692)	(6,476)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $37.5 million for the nine months ended September 30, 2021, which included net loss of $(38.4) million, net non-cash items of $34.2 million, the $35.0 million cash payment received under the Settlement Agreement, and a decrease of $6.8 million in other operating assets and liabilities.
Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2020, which included net income of $40.8 million, non-cash expenses of $(20.2) million, and $1.6 million in changes in operating assets and liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2021, which was primarily for manufacturing of our SmartSystems equipment.
Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2020, which was primarily for manufacturing of our SmartSystems equipment.

Net Cash Used in Financing Activities
Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2021, which consisted primarily of $5.3 million of net repayment for notes payable and finance leases, $0.3 million of share repurchases, and $0.2 million of payments of contingent consideration related to the manufacture of our SmartSystems equipment.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Indebtedness
The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
	(in thousands)
Remainder of 2021	$—	$1,160	$1,056	$38	$2,254
2022	—	4,638	3,387	137	$8,162
2023	—	4,638	2,371	245	$7,254
2024	—	6,888	807	—	$7,695
2025	—	1,724	187	—	$1,911
2026 and thereafter	—	—	355	—	355
Total minimum payments	—	19,048	8,163	420	27,631

ABL Credit Facility
In December 2019, we entered into a $20.0 million five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of September 30, 2021 was $17.8 million and is based on our eligible accounts receivable and inventory. As of September 30, 2021, the Company was in compliance with all covenants under the ABL Credit Facility and there were no amounts outstanding under the ABL Credit Facility, $1.2 million letters of credit and $16.5 million was available to be drawn. There were no borrowings during the three and nine months ended September 30, 2021.
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

Capital Requirements
We expect full year 2021 capital expenditures to be between $14 million and $16 million, which we anticipate will primarily support incremental growth in our SmartSystems products and services, the completion of our new Waynesburg terminal to service the Appalachian Basin and maintenance and efficiency improvements at our mining facilities. These expenditures exclude any potential acquisitions. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility. For the nine months ended September 30, 2021, we spent approximately $7.0 million on capital expenditures.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $9.5 million and $10.0 million at September 30, 2021 and December 31, 2020, respectively.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Contractual Obligations
As of September 30, 2021, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the nine months ended September 30, 2021, revenue from EQT Corporation, Halliburton Energy Services, Liberty, and Enerplus accounted for 26.1%, 18.2%, 13.0%, and 10.6%, respectively, of total revenue. For the nine months ended September 30, 2020, revenue from Rice Energy (a subsidiary of EQT Corporation), Liberty, and U.S. Well Services accounted for 29.4%, 20.5%, and 18.9%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2021.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2021 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and nine months ended September 30, 2021.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2021, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.

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

ITEM 5.  OTHER INFORMATION
The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 9.01 Financial Statements and Exhibits” of Form 8-K.

On November 9, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Clearlake Capital Partners II (Master), L.P. (the “Selling Stockholder”) and Jefferies LLC (the “Sales Agent”). Pursuant to the terms of the Sale Agreement, (i) the Company may sell, from time to time, shares of its common stock having an aggregate value of up to $25,000,000 and (ii) the Selling Stockholder may sell, from time to time, up to 10,920,445 shares of the Company’s common stock. The sales, if any, of shares of common stock made under the Sale Agreement may be made in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Global Select Market, on any other existing trading market for the Company’s common stock, or to or through a market maker. Sales of shares of the Company’s common stock may also be made by any method permitted by law, including, but not limited to, in privately negotiated transactions. The Sales Agent will use its commercially reasonable efforts consistent with normal trading and sales practices to solicit offers to purchase shares of the Company’s common stock, on mutually agreed terms between the Sales Agent and the Company or the Selling Stockholder, as applicable.. The Company intends to use the net proceeds from the offering, after deducting the Sales Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include repayment of indebtedness, financing of future acquisitions and capital expenditures and additions to working capital. The Company will not receive any proceeds from the sale of shares of the Company’s common stock, if any, by the Selling Stockholder, including pursuant to any forward sale agreement.

The Company and the Selling Stockholder, as applicable, will pay the Sales Agent a commission of three percent (3.0%) of the aggregate gross proceeds the Company or the Selling Stockholder, as applicable, receive from each sale of shares of the Company’s common stock, which may come in the form of a reduction to the amounts received by the Selling Stockholder in settlement of any forward sale agreement. In addition, the Company has agreed to reimburse Jefferies for certain fees and disbursements of its counsel in an amount not to exceed $75,000 in connection with entry into the sales agreement, in addition to certain ongoing disbursements of its legal counsel. The Company and the Selling Stockholder have no obligation to sell any shares under the Sale Agreement, and may at any time suspend the offering of shares under the Sale Agreement.

We have been advised that the Selling Stockholder may enter into one or more forward sale agreements in respect of the sale of up to 10,920,445 shares of our common stock with the Sales Agent and/or one of its affiliates (which we refer to in such capacity as the forward counterparty). We have been advised that, in order to hedge its obligations under any forward sale agreement, if consummated, the forward counterparty may borrow shares of our common stock from the Selling Stockholder or from unrelated stock lenders, and the forward counterparty or its affiliates will sell those shares short (i) in privately negotiated transactions, (ii) as block transactions or (ii) by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Global Select Market or sales made into any other existing trading market of the Company’s common stock.

The Sale Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which the Company, the Selling Stockholder and the Sales Agent have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Shares will be offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-251915), which was filed with the SEC on January 6, 2021 and was deemed effective on January 19, 2021.

The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.1 to this Report and is incorporated herein by reference.

The legal opinion and consent of Latham & Watkins LLP relating to the Shares being offered is filed as Exhibit 5.1 and 23.1, respectively, to this Report .

ITEM 6.  EXHIBITS

3.1
Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
5.1*	Opinion of Latham & Watkins LLP
10.1*	Open Market Sale Agreement, dated as of November 9, 2021, by and among Smart Sand, Inc., Clearlake Capital Partners II (Master), L.P. and Jefferies LLC
10.2
Master Product Purchase Agreement, dated effective August 1, 2021, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021)

23.1*	Consent of Latham & Watkins LLP (included in Exhibit 5.1)
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
101.INS	Extracted XBRL Instance Document - the instance document does not appear in the Interactive Data File as XBRL tags are embedded in the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.
†	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

November 9, 2021	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

November 9, 2021	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)