Form 10-K
period 2021-12-31
Smart Sand, Inc.
filed 2022-03-08
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2021
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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s second fiscal quarter of 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $72,489,178 based on the closing price of $3.33 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of March 2, 2022 was 44,805,992.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•increased competition from new or existing sources of frac sand supply, including frac sand mines in locations located close to, or within, the oil and gas basins;
•federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations, including restrictions on oil and gas development and possible bans on hydraulic fracturing;
•potential negative litigation outcomes;
•scarcity of supplies necessary to run our business;
•actions by the Organization of the Petroleum Exporting Countries or Russia;
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
•border restrictions;
•global pandemics, including the ongoing coronavirus (“COVID-19”) pandemic;
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
•the impact of international or domestic terrorism or an armed conflict;
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
•a material portion of our revenues have been generated under contracts with a limited number of customers;
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
•our business relies significantly on railroads to deliver our products, and any delays in rail transportation could adversely impact our business.
•increases in the price or a significant interruption in the supply of natural gas, electricity or any other energy sources of which our production process consumes large amounts;
•increases in the price of diesel fuel could adversely affect our transportation costs;
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
•we do not own the land on which our Waynesburg, Pennsylvania terminal facility is located;
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
•federal, state and local legislative and regulatory initiatives or mandates relating to hydraulic fracturing, such as oil and gas leasing moratoriums, and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our customers, which could cause a decline in the demand for our frac sand or restrict our ability to maximize profits;
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

PART I
ITEM 1. — BUSINESS

The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite proppant storage capabilities. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial manufacturers, and sell our sand under a combination of long-term take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader and the industry experience of our senior management team make us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 250 million tons of proven and probable recoverable sand reserves as of December 31, 2021. We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
In September 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities. The Utica, Illinois mine has approximately 129 million tons of proven and probable recoverable reserves as of December 31, 2021, annual processing capacity of 1.6 million tons and access to the BNSF Class I rail line through the Peru, Illinois transload facility. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The secondary asset acquired in the acquisition was the New Auburn, Wisconsin mine, which we are not currently using to produce sand. The acquisition also included rights to use a rail terminal located in El Reno, Oklahoma, which was idled at the time of the acquisition but has recently started operating again.
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
In September 2021, we acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe the Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.
For the years ended December 31, 2021, 2020 and 2019, we generated net (loss) income of approximately $(50.7) million, $38.0 million and $31.6 million, respectively, and Adjusted EBITDA of approximately $(30.5) million, $20.5 million and $87.1 million, respectively. For the definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, please read “Note Regarding Non-GAAP Financial Measures.”

Acquisition subsequent to the year-ended December 31, 2021
On March 4, 2022, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”), pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary purchase price adjustments as set forth in the Purchase Agreement (the “Transaction”). Entities affiliated with Clearlake Capital Group, L.P. (“Clearlake”), who collectively own approximately 24% of the Company’s outstanding common stock, also own a significant portion of the outstanding common stock of HCR, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.8 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.
We believe this acquisition broadens our mine to wellsite capabilities by adding high quality sand mining and processing assets coupled with enhanced logistics options that provide direct access to an additional Class I rail line. We believe these additional mining and logistics resources help secure our ability to be a leading provider of Northern White Sand in the proppants market. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.

Market
In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued depression of frac sand prices. Demand was strong in the first half of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows. During most of 2020, demand for frac sand declined significantly as a result of reduced oil and natural gas drilling and completion activity due to the ongoing effects of the COVID-19 pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and throughout the year ended 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. We have seen an increase in the volume of sand sold as the global economy has begun to reopen. However, the prices for frac sand remained depressed in 2021 due to overbuilt capacity relative to current demand. Increased supply of sand coupled with volatility in oil demand resulted in lower prices for our products and led to reduced interest in long-term contracts as customers have instead trended toward purchasing their frac sand supply in the spot market at current market prices. However, we expect that the recent higher demand for frac sand could lead to better pricing opportunities, although we cannot predict when frac sand prices will increase or stabilize, if at all.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we believe that Northern White frac sand has logistical advantages in the Marcellus, Bakken, and western basins of Colorado and Wyoming. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. Finally, we believe that the adoption of our SmartSystems provide improved efficiencies in shipping and storing sand at the wellsite through reduced trucking requirements, which removes traffic from the roads, lowers diesel fuel consumption, thereby providing incremental value to our customers by reducing their carbon emissions and meeting their ESG initiatives.
In late 2021, we expanded our product offering to provide Industrial Product Solutions (“IPS”) for our customers. We expect to expand and diversify to serve the vital industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
Business Strategies
Our principal business objective is to be the premier provider of sustainable Northern White Sand supply and logistics solutions to our customers. We do this through supporting our existing customers, expanding our market share, being a low-cost producer of high-quality Northern White Sand, maintaining low debt leverage and managing efficient and sustainable supply chain logistics from the mine to the wellsite. In late 2021, we began expanding our product line to offer IPS. We believe that by executing these business strategies, we will be able to increase long-term stockholder value. We expect to achieve this objective through the following business strategies:
•Diversifying our customer base to include Industrial Product Solutions. In late 2021, we expanded our product offering to provide IPS for industrial customers. We are in the early stages of the sales process for industrial sand and expect to expand and diversify to serve the vital industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
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
Our second mine at Utica, Illinois and related transloading terminal in Peru, Illinois added new origination and destination points to our existing capabilities and offers additional capability to ship products on a third Class I rail carrier, the BNSF.
On March 4, 2022, we entered into the Purchase Agreement with HCR to purchase their idled Blair frac sand mine and related processing facility located in Blair, Wisconsin, which contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
We operate a multi-unit train capable transloading terminal in Van Hook, North Dakota, which we believe allows us to be one of the most efficient and low-cost sources of frac sand in the Bakken Formation in the Williston Basin.
In September 2021, we acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe the Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
Additionally, our SmartSystem wellsite storage and proppant management systems allows us to offer expanded logistics services to our customers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.
The benefits of our long-term growth strategy for in-basin delivery of sand include expanding our customer base by marketing through our own terminals, more opportunity for spot sales by forward deploying sand and the opportunity to capture incremental margin on the sale of sand farther down the supply chain by managing the cost of rail, terminal and wellsite storage operations. Additionally, having a presence in-basin gives us an opportunity to have a base of operations from which to market and support our SmartSystems wellsite proppant storage solutions. Through the expansion of our SmartSystems fleet and addition of new origination and destination options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide our customers with additional delivery and pricing alternatives.
•Focusing on organic growth by increasing the utilization of our mine and frac sand processing facilities. We intend to continue pursuing opportunities to maximize the value and the utilization of our Oakdale and Utica facilities through the addition of new customers and increased sales volumes. Despite the emergence of regional sand in oil and natural gas producing basins, we believe the proppant market continues to offer attractive long-term growth fundamentals for Northern White frac sand in the key operating basins we currently serve due to the logistics advantages in these basins and its superior well results compared to regional sand alternatives. We believe that coupling our premium proppant with long-term sustainable logistics supply services may mitigate the potential cost savings of using regional sand.

Demand for frac sand increased during 2021, from the all-time lows in 2020, following the decline in demand for oil driven primarily by reduced demand from the COVID-19 pandemic. However, frac sand prices have continued to be depressed due to overbuilt capacity relative to current demand. According to Spears and Associates, Inc. (“Spears”), North America proppant demand increased by 26% in 2021 compared to 2020, mirroring an improving hydraulic fracturing market. Oil and gas prices are currently expected to stay at elevated levels in 2022, relative to historical prices, which should translate into higher drilling and completions activity. These improved market fundamentals should lead to improved proppant demand over the course of 2022.

•Focusing on being a low-cost provider and continuing to make process improvements. We continue to focus on being a low-cost provider, which we believe will allow us to compete effectively for sales of frac sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates, (ii) majority of fine mineral reserve deposits, (iii) our facilities access to all Class I rail lines within the United States and Canada creates competition between railroads and other sand logistics infrastructure advantages, and (iv) our low levels of debt. We have strategically designed our operations to provide for low-cost production, including having dryers and wet plants enclosed in our Oakdale and Utica processing facilities that allow for year-round operation at both facilities. This allows us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce the overall cost of production. We continue to invest in capital projects and consider strategic acquisitions that increase efficiencies and offer the opportunity for a high return on investment. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize waste in our processing. We also continue to evaluate other mining techniques to reduce the overall cost of our mining operations.
•Creating flexible sales activities. We believe that demand for our products will remain strong in basins where regional sand is not an attractive alternative due to the logistics and performance advantages of Northern White Sand, such as the Bakken in North Dakota, the Marcellus and Utica formations in the Northeast region of the United States and the Colorado and Wyoming basins. We continue to have discussions with operators in these regions regarding new relationship and growth opportunities. We also believe that the long-term benefits of high quality Northern White sand outweighs the short-term cost savings provided by regional sand in the Permian, Eagle Ford and SCOOP/STACK basins. We believe there are additional opportunities for customers in the Permian and other basins, which have regional supply, who are focused on the long-term performance of their production and on the long-term efficiency of their logistics.
While we continue to look for long-term contract opportunities, we intend to increase focus on shorter term contracts and increase sales in the spot market given the reluctance of our customers to enter into long-term take-or-pay contracts in the current market environment. Having a greater portion of our activity on spot or short-term contracts allows us the opportunity to take advantage of pricing improvements quickly should market fundamentals improve.

Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our three frac sand mines in Oakdale, Wisconsin, Utica, Illinois and Blair, Wisconsin have a uniquely desirable combination of a large high-quality reserves of fine mesh sand that is contiguous to their production with either on-site or close proximity to primary rail loading facilities. As of December 31, 2021, we have an estimated life of mine of approximately 90 years at Oakdale and 161 years at Utica based on our current expected sales volumes. The Blair facility, which is currently idled, increased our total annual processing capacity to approximately 10.0 million tons.
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
Our Utica mine and related Peru transloading terminal in Illinois adds significant quality reserves and logistics assets that further increase our logistics advantage by providing access to another Class I rail line through our owned, multiple unit train capable Peru transload facility with direct access to the BNSF rail line. These additional logistics options give us greater access to operating basins in the Western United States allowing us to offer more competitive pricing to existing and new customers in these markets.
The addition of the Blair frac sand mine and related processing facility located in Blair, Wisconsin, which contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway, has secured our access to provide sand on all Class I rail lines in the United States and Canada.
•Expanded logistics solutions. Our transloading terminal in Van Hook, North Dakota is capable of handling multiple unit trains simultaneously, and we have been providing in-basin sand at this terminal to our customers since operations began in 2018. This terminal has allowed us to expand our customer base and to offer more efficient delivery options to customers operating in the Bakken Formation in the Williston Basin.
In 2021, we acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
We also have rights to operate a terminal located in El Reno, Oklahoma, which we acquired through the acquisition with Eagle. While this terminal was idled at the time of the acquisition, we have been selling sand in recent months to customers located in the area.
Our SmartSystems wellsite proppant storage and management products provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions we offer the SmartDepot and SmartDepotXL silo systems, SmartPath transloader, and our rapid deployment trailers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations. We have also developed a proprietary software program, the SmartSystem Tracker, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.
We are capable of delivering sand to any onshore operating basin in the United States and Canada. We have direct access to four Class I rail lines in North America and access to all Class I rail lines, which gives us superior advantage over many of our competitors by allowing us to offer more competitive pricing and delivery options to our customers.
•Sufficient liquidity and financial flexibility. We believe we have sufficient liquidity to support our operations and pursue our growth initiatives. As of December 31, 2021, we had cash on hand of $25.6 million. Further, we have a $20 million senior secured asset-based lending credit facility with Jefferies Finance LLC, under which we had undrawn availability of $14.9 million as of December 31, 2021 and no outstanding borrowings. The available borrowing amount under the ABL Credit Facility is based on the Company’s eligible accounts receivable and inventory. The ABL Credit Facility matures on December 13, 2024. Our total available liquidity among cash and available borrowings was $40.5 million as of December 31, 2021.
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

Our Customers
Our core customers are oil and natural gas exploration and production and oilfield service companies. In late 2021, we began diversifying our sand sales to include IPS to customers. Sales of IPS to customers were immaterial during 2021, but we intend to increase our focus on IPS throughout 2022. We sell frac sand under long-term take-or-pay contracts as well as in the spot market, and provide proppant logistics solutions through our in-basin transloading terminals and SmartSystems wellsite proppant storage solutions and other logistics services.
Generally, customers under long-term take-or-pay contracts are required to take minimum volumes of sand or make shortfall payments for a specified period of time. We recognize revenue in our results of operations in the period in which the obligation becomes due.
In the current market, customers are disinclined to enter into long-term contracts for their frac sand supply and have instead trended toward purchasing their frac sand supply in the spot market or under short-term contractual arrangements at market prices. Should our customer base continue to limit their exposure to longer term contracts, we will continue to focus on shorter term contracts and increasing sales in the spot market.
Customers renting SmartSystems are able to tailor the contract, including adjusting the number of SmartDepot silos and SmartPath transloaders to be supplied, to meet their short-term and long-term needs. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met.
For the year ended December 31, 2021, EQT, Halliburton and Liberty accounted for 24.3%, 18.3%, and 14.8%, respectively, of total revenue, and the remainder of our revenues were from 20 customers. For the year ended December 31, 2020, Rice Energy (a subsidiary of EQT Corporation), Liberty and U.S. Well Services accounted for 28.1%, 21.7%, and 14.0%, respectively, of our total revenues, and the remainder of our revenues were from 20 customers. For the year ended December 31, 2019, Liberty, Rice Energy (a subsidiary of EQT Corporation), Hess Corporation, and U.S. Well Services accounted for 23.8%, 19.0%, 14.7%, and 15.5%, respectively, of our total revenues, and the remainder of our revenues were from 20 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.”
Capital Plans
We expect 2022 capital expenditures to be between $25.0 million and $30.0 million, consisting primarily of capital for efficiency projects at Oakdale and Utica, capital related to the Waynesburg terminal and acquisition and incremental capital to purchase the Blair mine and processing facility, acquired on March 4, 2022, and to bring it online over the course of the year. We expect to fund these capital expenditures with existing cash, cash generated from operations, or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers.

Industry Trends Impacting Our Business

Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “Proppant Market Report with Frac Market Overview - Q4 2021” published in the first quarter of 2022. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”

Demand Trends

According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 73 million tons in 2021, which is approximately 26% increase from the 58 million tons Spears reported for 2020. Spears estimates that 2022 demand will increase to approximately 90 million tons, which is an approximate 23% increase over 2021.

Supply Trends

There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2022 in the mining, transloading and logistics businesses.

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells and to lower cost regional sand sources has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.

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
One of the goals of the United Nations’ Paris Agreement is a carbon neutral world by the year 2050. We believe that reducing our carbon footprint will lead to a better world. As a mining company, we are an energy consumer, and we have already seen that we can reduce greenhouse gas emissions by using the best technologies and taking a thoughtful approach to our energy choices. We know that energy consumption is only one part of ethical operations. For additional information regarding the United Nations’ Paris Agreement, see “Item 1A Risk Factors-Risks Related to Environmental, Mining and Other Regulation-Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.”
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

Major Stockholder
Clearlake is an investment firm founded in 2006 operating integrated businesses across private equity, credit, and other related strategies. With a sector-focused approach, the firm seeks to partner with world-class management teams by providing long-term capital to businesses that can benefit from Clearlake’s operational improvement approach, O.P.S.® The firm’s core target sectors are industrials, technology, and consumer. Clearlake currently has over $60 billion of assets under management and its senior investment principals have led or co-led over 300 investments.

Competition
The proppant industry is highly competitive. Please read “Risk Factors—Risks Inherent in Our Business—We face significant competition that may cause us to lose market share.” There are numerous large and small producers in all sand producing regions of North America with whom we compete, many of which also offer solutions for unloading, storing and delivering proppant to the wellsite. Our main competitors include Badger Mining Corporation, Hi-Crush, Inc., Covia Holdings Corporation, U.S. Silica Holdings, Inc., Capital Sand Company and Solaris Oilfield Infrastructure, Inc.
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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, we have enclosed, indoor wet plants at our Oakdale and Utica processing facilities, which allow us to produce wet sand inventory year-round to support a large portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”

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

The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations and the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities may be located. The United States Fish and Wildlife Service (“USFWS”) is currently reviewing a petition from the Center for Biological Diversity and the Defenders of Wildlife to list the dunes sagebrush lizard as endangered or threatened under the ESA, and on July 16, 2020, issued a 90-day finding that the petition presents substantial information that listing may be warranted and the agency will conduct a more thorough review to determine whether listing may be warranted. On November 17, 2021, the Center for Biological Diversity filed a 60-day notice of intent to sue the U.S. Department of the Interior and USFWS for unlawfully delaying protection of the dunes sagebrush lizard under the ESA; as of March 4, 2022, no suit has been filed. If the dunes sagebrush lizard is listed as an endangered or threatened species, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and our and our customers could be required to comply with expensive conservation measures intended to protect the dunes sagebrush lizard and its habitat.

The USFWS has approved several Enhancement of Survival Permits that allow operations in designated habitats to continue if the dunes sagebrush lizard is listed provided that qualification criteria and conservation measures required by such permits are met. One such permit is referred to as the Texas Conservation Plan (“TCP”). The TCP was developed as a voluntary conservation plan for the dunes sagebrush lizard by the Texas Comptroller, which served as the permit holder until the transfer of the TCP to a new permit holder in September 2020. Smart Sand is a participant in the TCP and has enrolled 2,713-acres of its land in Winkler, County, Texas. The USFWS issued a second Enhancement of Survival Permit for operations in West Texas that may affect the dunes sagebrush lizard in January 2021. The permits cover incidental “take” of the dunes sagebrush lizard associated with oil and gas exploration and development, sand mining, renewable energy development and operations, pipeline construction and operations, local government activities, agricultural activities, and general construction activities within the CCAA permit area that could affect suitable habitat. Smart Sand’s enrollment in the TCP minimizes the potential that new or more stringent conservation measures or land, water, or resource use restrictions beyond the measures and restrictions in the TCP may be required for that property.

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

Employees
As of December 31, 2021, we employed 239 people, of which 43 were employed under collective bargaining agreements. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.

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
Ronald P. Whelan
Ronald P. Whelan was named Executive Vice President of Sales in June 2018. Prior to that time, he served as Executive Vice President of Business Development from April 2017 to June 2018, Vice President of Business Development from September 2016 to March 2017 and as Director of Business Development from April 2014 to August 2016. Prior to being named Director of Business Development, Mr. Whelan was the Operations Manager responsible for the design, development and production of the Oakdale facility from November 2011 to April 2014. Before joining Smart Sand, Mr. Whelan ran his own software design company from 2004 to 2011 and was a member of Premier Building Systems LLC from 2008 to 2009. Mr. Whelan has over 20 years of entrepreneurial experience in mining, technology and renewable energy industries. Mr. Whelan received a B.A. in Marketing from Bloomsburg University and M.S. in Instructional Technology from Bloomsburg University.
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
Richard Shearer
Richard Shearer was named President – Industrial Products in September 2021. Before joining Smart Sand, Mr. Shearer was the Chief Executive Officer for Emerge Energy Services LP from 2012 until 2020. Before that, he was the President and Chief Executive Officer of Superior Silica Sands and of Black Bull Resources. He was also President and COO of U.S. Silica. Mr. Shearer was the founding Chairman of the Industrial Minerals Association of North America (IMA-NA). Mr. Shearer received an M.B.A from Eastern Michigan University and a B.A.Sc. in Business Administration from Alderson Broaddus University.
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
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced a high level of volatility leading to sustained declines from the highs in the latter half of 2014 to the lows that have continued

through 2020. Oil and natural gas prices have increased during 2021, however drilling and completions activity has remained below 2019 levels.
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

A significant portion of our revenues have been generated with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.
A material portion of our revenues are generated from a limited number of customers. The ability or willingness of each of our customers to maintain their purchases from us will depend on a number of factors that are beyond our control and may include, among other things, the overall operations and financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may reduce the amount of frac sand they purchase from us or they may be able to obtain comparable products at a lower price. If our customers with long-term contracts experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, certain of our existing contracts were adjusted in 2020 resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. If any of our major customers substantially reduces or altogether ceases purchasing our frac sand and we are not able to generate replacement sales of frac sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our contracted customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues, cash flows and financial condition if we are not able to replace these contracts with new sales volumes. Additionally, even if we were to replace any lost volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition.
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
An increase in the supply of frac sand having similar characteristics as the frac sand we produce could make it more difficult for us to maintain sales with existing customers or obtain new customers on favorable terms, or at all.
If significant new reserves of frac sand are discovered and developed, and those frac sands have similar characteristics to the frac sand we produce, we may be unable to maintain sales with our existing customers, obtain new customers on favorable terms, or at all. Specifically, if frac sand is oversupplied, our customers may reduce their sales volumes, may not be willing to purchase sand fron us, may demand lower prices, any one or combination of the preceding could have a material adverse effect on our business, results of operations and financial condition. For example, new supplies of regional frac sand from our competitors became available in 2018, primarily in the Permian Basin of West Texas. These new supplies have had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these new mines. Similarly, the COVID-19 pandemic has caused a historic slowdown in oil and gas activity, which has led to an increase in available proppant supply relative to the reduced demand. The foregoing led to increased competition among our competitors and created pressure to reduce prices to compete effectively, which could continue and lead to further price reductions to compete effectively.

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
Energy costs, primarily natural gas and electricity, represented approximately 6.9% of our total cost of goods sold for the year ended December 31, 2021. Natural gas is currently the primary fuel source used for drying in our frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental sanctions, and other oil and natural gas producers, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of propane or natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.
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
The manufacturing and maintenance of our SmartSystems equipment requires skilled and experienced personnel who can perform physically demanding work. Our ability to operate the manufacturing facility in Saskatoon depends upon our ability to have access to the services of skilled workers. The demand for skilled workers is high, and the supply is limited. As a result, competition for experienced personnel is intense, and a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the rates that we must pay or both. If either of these events were to occur, there could be an adverse impact on our business, results of operations and financial condition.
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
As of December 31, 2021, 43 employees in our Illinois facility operated under a collective bargaining agreement. If we are unable to renegotiate acceptable collective bargaining agreements with these employees in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.
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
We do not own the land on which our Van Hook, North Dakota and Waynesburg, Pennsylvania transload terminals are located, which could disrupt our operations.
We do not own the land on which our Van Hook, North Dakota and Waynesburg, Pennsylvania terminals are located and instead own a leasehold interest and right-of-way for the operation of these facilities.  Upon expiration, termination or other lapse of our current leasehold terms, we may be unable to renew our existing leases or rights-of-way on terms favorable to us, or at all.  Any renegotiation on less favorable terms or inability to enter into new leases on economically acceptable terms upon the expiration, termination or other lapse of our current leases or rights-of-way could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and have a material adverse effect on our business, financial condition and results of operations.
A terrorist attack or armed conflict could harm our business.
Global and domestic terrorist activities, anti-terrorist efforts and other armed conflicts could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our frac sand. Global and domestic terrorist activities and the threat of potential terrorist activities and any resulting physical damage and economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
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
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2021, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial systems and markets and a severe economic contraction either regionally or worldwide, in each case resulting from current efforts to contain the COVID-19 pandemic or other factors, could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, compressing the level of available funding under our ABL Credit Facility, inhibiting our lenders from funding borrowings under our ABL Credit Facility or resulting in our lenders reducing the borrowing base under our ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.

Risks Related to our Recent Expansion Activity
Our acquisition of the Blair facility may not achieve its intended results, and we may be unable to successfully integrate the operations of the Blair facility.
On March 4, 2022, we entered into the Purchase Agreement with HCR and Blair, pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary purchase price adjustments as set forth in the Purchase Agreement. Entities affiliated with Clearlake, who collectively own approximately 24% of the Company’s outstanding common stock, also own a significant portion of the outstanding common stock of HCR, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
We believe this acquisition broadens our mine to wellsite capabilities by adding high quality sand mining and processing assets coupled with enhanced logistics options that provide direct access to an additional Class I rail line. We believe these additional mining and logistics resources help secure our ability to be a leading provider of Northern White Sand in the proppants market.
We expect that the acquisition of Blair will result in various benefits, including, among other things, expanding our asset base. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we can integrate the business of Blair in an efficient and effective manner.
Our results of operations could be adversely affected by any issues attributable to Blair operations that arise from or are based on events or actions that occurred prior to the closing of the acquisition, including unknown liabilities of Blair or its subsidiaries. The integration process is subject to a number of uncertainties, and no assurance can be given whether anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results, and prospects.

Our future results will suffer if we do not effectively manage our expanded operations.
With completion of the Blair acquisition and the acquisition of the Waynesburg terminal, our operations and the size of our business has expanded. Our future operating results depend, in part, on our ability to manage this expansion and growth successfully, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the acquisition that we currently anticipate. A failure to manage our growth effectively could materially and adversely affect our profitability.

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
Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations, significantly increase our operating costs, or impose additional operating restrictions among our customers that reduce demand for our services.
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
•sales of our common stock by us or our stockholders, or the perception that such sales may occur;
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
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls upon our public float exceeding a certain threshold as set forth in the SEC rules. We are evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.
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
As of December 31, 2021, Clearlake beneficially owns approximately 24.0% of our outstanding common stock and our Chief Executive Officer beneficially owns approximately 15.4% of our outstanding common stock. Consequently, Clearlake and our Chief Executive Officer (each of whom we sometimes refer to as a “Principal Stockholder”) will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as either Principal Stockholder maintains certain beneficial ownership levels of our common stock, each Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017. This concentration of ownership and the rights of our Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
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
As of December 31, 2021, there were 21,768,522 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
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
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2021, we have outstanding 44,941,742 shares of common stock. Clearlake beneficially owns 10,800,369 shares of our common stock, or approximately 24.0% of our total outstanding shares and our Chief Executive Officer beneficially owns 6,923,370 shares of our common stock, or approximately 15.4% of our total outstanding shares.
On November 9, 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake (the “Selling Stockholder”), and Jefferies LLC (the “Sales Agent”). Pursuant to the terms of the Sale Agreement, (i) we may sell, from time to time, shares of its common stock having an aggregate value of up to $25,000,000 and (ii) the Selling Stockholder may sell, from time to time, up to 10,920,445 shares of our common stock. The sales, if any, of shares of our common stock made under the Sale Agreement may be made in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Global Select Market, on any other existing trading market for our common stock, or to or through a market maker. Sales of shares of our common stock may also be made by any method permitted by law, including, but not limited to, in privately negotiated transactions.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.

ITEM 2. — PROPERTIES
As of December 31, 2021, our operating facilities include two frac sand mines and related processing facilities in Oakdale, Wisconsin and Utica, Illinois. Also, in addition to the onsite transloading capabilities at our Oakdale mine, we have nearby transloading facilities to each of our mines and three in-basin transload facilities in Van Hook, North Dakota, Waynesburg, Pennsylvania, and El Reno, Oklahoma.
The following table provides key characteristics of our Oakdale, Wisconsin facility as of December 31, 2021:

Facility Characteristic	Description
Site geography	Approximately 1,256 contiguous acres, with on-site processing and rail loading facilities.
Proven and probable recoverable reserves	250 million tons.
Deposits	Sand reserves of up to 200 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 19% of 20/40 and coarser substrate, 41% of finer 40/70 mesh substrate and approximately 40% of fine 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Generally shallow overburden allowing for surface excavation.
Annual processing capacity	5.5 million tons.
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

Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.

The following table provides key characteristics of our Utica, Illinois facility as of December 31, 2021:

Facility Characteristic	Description
Site geography	Approximately 1,176 acres, with on-site processing and truck loadout facilities.
Proven and probable recoverable reserves	129 million tons.
Deposits	Sand reserves of up to 100 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven and probable reserve mix	Approximately 29% of 20/40 and coarser substrate, 58% of finer 40/70 mesh substrate and approximately 13% of fine 70/100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Average overburden of approximately 66ft allowing for surface excavation.
Annual processing capacity	1.6 million tons
Logistics capabilities	Unit train capable transload facility located approximately seven miles from the Utica facility in Peru, Illinois that provides access to the BNSF rail network.
Royalties	None
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
We also own approximately 959 acres in Jackson County, Wisconsin (“Hixton”). The Hixton site is fully permitted to initiate operations and is available for future development. As of December 31, 2021, our Hixton site had approximately 141 million tons of measured resources. We have no immediate plans to further develop this site.

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
In estimating our reserves, as listed in the tables above, we categorize our reserves as proven or probable recoverable in accordance with these SEC definitions. The quantity and nature of the sand reserves at our mining locations were estimated by third-party geologists and mining engineers for the year ended December 31, 2021.
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
To opine as to the economic viability of our reserves, independent experts reviewed our financial cost and revenue per ton data at the time of the reserve determination. Historical mineral prices are considered in the context of market supply and demand dynamics to further assess the long-term economic viability of the mineral reserve assets that were evaluated over a thirty year measurement period. A range of average sales price assumptions was considered to estimate proven reserves in accordance with the Commission’s definitions. For our Oakdale location, the assumed average sales price was $20 per ton for the life of mine over 90 years. For our Utica location, the assumed average sales price was $20 per ton for the life of mine over 161 years. The reserve estimates are updated annually based on a variety of factors, including sales, changes to mineral properties, changes in mine plan, current pricing forecasts and other business strategies. The recovery percentage following processing is also an important criterion in determining economic viability of our mineral reserves. An estimated average processing recovery of approximately 82% was used for our Oakdale and Hixton locations and 81% for our Utica location.

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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 18 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2021.

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

Holders of Record
On March 2, 2022, there were 44,745,796 shares of our common stock outstanding, which were held by approximately 27 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Smart Sand, Inc. Comparative Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Russell 3000 Index and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry for the last five years.

The graph assumes $100 was invested on December 31, 2016, in our common stock, the Russell 3000, and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index. The cumulative total return assumes the reinvestment of all dividends.

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
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31 2021, no shares were sold by the Company without registration under the Securities Act of 1933.

ITEM 6. — RESERVED

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with Item 1, “Business,” and the Consolidated Financial Statements and the related notes in Item 8 of this Annual Report on Form 10-K.
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
We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” in Item 7 of this Annual Report on Form 10-K. We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Litigation settlement. We entered into a Settlement Agreement with U.S. Well Services pursuant to which U.S. Well Services paid us a $35.0 million cash payment to settle $54.6 million of outstanding accounts receivable. The difference between the cash received and the outstanding accounts receivable balance was recorded as bad debt expense in the amount of $19.6 million during the year ended December 31, 2021.
•Impairment loss. In 2021, we recorded an inventory impairment loss of $2.2 million related to the write down of inventory driven by expected yield. In 2020, we recorded an impairment loss of $5.1 million to fully write down the value of our long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future. In 2019, we recorded impairment losses of $15.5 million, of which $7.6 million related to our finite-lived developed technology intangible assets and $7.9 million relates to our Hixton, Wisconsin property. These amounts were recorded as an operating expense on the consolidated statements of operations. See our discussion in the section entitled “GAAP Results of Operations” for additional information regarding these transactions.
•Market Trends. In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued depression of frac sand prices. Demand was strong in the first half of 2019 before declining toward the end of 2019 as oil and gas companies exhausted their budgets and managed their capital spending to be in line with their expected operating cash flows. During most of 2020, demand for frac sand declined significantly due to decreased demand for oil and natural gas as a result of the ongoing effects of the COVID-19 pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through the year ended 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. We have seen an increase in the volume of sand sold since the global economy began reopening, however the prices of frac sand have continued to be depressed due to overbuilt capacity. Increased supply of sand coupled with volatility in oil demand has resulted in lower prices for our products and has led to reduced interest in long-term contracts as customers have instead trended toward purchasing their frac sand supply in the spot market at current market prices. However, we expect that the recent higher demand for frac sand could lead to better pricing opportunities, although we cannot predict when frac sand prices will increase or stabilize, if at all.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Overview
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White frac sand, which is a premium proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite proppant storage capabilities. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial manufacturers, and sell our sand under a combination of long-term take-or-pay contracts and spot sales in the open market, and provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet customers’ needs. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader and the industry experience of our senior management team make us as a highly attractive provider of frac sand and proppant logistics services from the mine to the wellsite.
We own and operate a frac sand mine and related processing facility near Oakdale, Wisconsin, at which we have approximately 250 million tons of proven and probable recoverable sand reserves as of December 31, 2021. We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual nameplate processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of frac sand. Our integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines and enables us to process and cost-effectively deliver products to our customers.
In September 2020, we acquired from Eagle all of the issued and outstanding interests in Eagle Proppants Holdings. The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin. The Utica mine has approximately 129 million tons of proven and probable reserves and 1.6 million tons of annual processing capacity with access to the BNSF Class I rail line through the Peru, Illinois transload facility. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. We currently have no intention of operating the New Auburn, Wisconsin mine for the foreseeable future. The acquisition also included rights to use a rail terminal located in El Reno, Oklahoma, which was idled at the time of the acquisition but has recently started operating again.
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
In September 2021, we acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe the Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates flexibility in how the units are utilized at the wellsite, enhanced safety and reliability for customers and efficiencies in the delivery of frac sand to the wellsite which allows customers to reduce trucking requirements and diesel fuel consumption of their field operations.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Recent Developments
Waynesburg Transload Terminal
In September 2021, we acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe our Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
Blair Mine and Processing Facility
On March 4, 2022, we entered into the Purchase Agreement with HCR and Blair, pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary purchase price adjustments as set forth in the Purchase Agreement. Entities affiliated with Clearlake Capital (“Clearlake”), who collectively own approximately 24% of the Company’s outstanding common stock, also own a significant portion of the outstanding common stock of Hi-Crush, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.8 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.
We believe this acquisition broadens our mine to wellsite capabilities by adding high quality sand mining and processing assets coupled with enhanced logistics options that provide direct access to an additional Class I rail line. We believe these additional mining and logistics resources help secure our ability to be the preferred provider of Northern White Sand in the proppants market. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.

Assets and Operations
Oakdale, Wisconsin
Our sand reserves in Oakdale include a balanced concentration of coarse sand, (19% 20/40 and coarser), finer sand (41% of 40/70 mesh) and fine sand (40% 60/140 gradation, which we refer to in this annual report as “100 mesh”). Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends. We believe that this mix of coarse and fine sand reserves, combined with contractual demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. We have approximately 250 million tons of proven and probable recoverable reserves, which brings our estimated life of mine to approximately 90 years, based on current volumes. This long reserve life enables us to better serve demand for different types of frac sand as compared to mines with shorter reserve lives.
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
Utica & Peru, Illinois
Our Utica facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have approximately

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

129 million tons of proven and probable reserves, which gives us an estimated life of mine of approximately 161 years, based on current volumes. Our Utica facility provides us with significant logistics assets that further increases our logistics advantage, including access to BNSF, a Class I rail line, through our owned Peru transload facility. Additionally, the CSX and NS rail lines are available within short trucking distances. This facility is also capable of handling multiple unit trains simultaneously. These additional logistics options give us greater access to operating basins in the Western United States allowing us to offer more competitive pricing to existing and new customers in these markets.
Logistics
Through our transloading terminal in Van Hook, North Dakota, we provide one of the most efficient and lowest-cost sources of Northern White sand in-basin to customers operating in the Bakken Formation in the Williston Basin. With the addition of our Waynesburg terminal in the Appalachian Basin in 2021, we are now able to also provide one of the most efficient and lowest-cost sources of Northern White sand in-basin to customers operating in the Marcellus and Utica Formations. We also acquired a rail terminal from the Eagle acquisition located in El Reno, Oklahoma, which allows us to economically provide frac sand to customers operating nearby, including customers using our SmartSystems last mile equipment.
Through our SmartSystems offering, we have the technology, production capacity and management team to compete further in the frac sand supply chain for our customers by offering logistics services from the mine all the way to the wellsite. Our SmartSystems consist of our SmartDepot proppant storage silos, our SmartPath transloader and our rapid deployment trailer system.
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
Through the expansion of our SmartSystems fleet and other logistics options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide additional delivery and pricing alternatives, including selling product on an “as-delivered” basis to the wellsite. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.
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
How We Generate Revenue
We generate revenue by excavating and processing frac sand, which we sell to our customers under long-term price agreements or as spot sales at prevailing market rates. In some instances, revenues also include a charge for transportation services provided to customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product transported and the distance between the plant and our customers. Our long-term price agreements typically contain a minimum volume purchase requirement and provide for delivery of frac sand from one of our processing facilities, transloading terminals or another location specified by our customers. Revenue is generally recognized as products are delivered in accordance with the contract.

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
In the fourth quarter of 2021, we expanded our product line to begin offering sand through IPS. Though sales of IPS were immaterial in 2021, we expect to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more in 2022.
Costs of Conducting Our Business
The principal direct costs involved in operating our business are freight charges, which consist of transportation, railcar rental and storage, and production costs, which consists of labor, maintenance, utilities, equipment, excavation and depreciation of our property, plant and equipment. We incur labor costs associated with employees at our processing facilities which represent the most significant cost of converting sand to finished products. Our sand processing and logistics facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our sand and ability to meet customer demands. We incur utility costs in connection with the operation of our processing and logistics facilities, primarily electricity and natural gas, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations including our mining and hauling equipment and logistics services. Excavation costs relate to the blasting and excavation of sand and other materials in order to retrieve desirable sand products. In addition, other costs including processing costs, overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

Overall Trends and Outlook
Demand Trends

According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 73 million tons in 2021, which is approximately 26% increase from the 58 million tons Spears reported for 2020. Spears estimates that 2022 demand will increase to 90 million tons, which is approximately 23% increase over 2021.

Supply Trends

There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity could occur in 2022 in the mining, transloading and logistics businesses. Many large oil and natural gas exploration and production companies have continued to integrate vertically by sourcing their own proppant and some own their own sand mines.
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

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Management’s Outlook
In 2021, we started several strategic initiatives to take advantage of the current market downturn and set ourselves up for success in 2022. In the fourth quarter of 2021 we expanded our product line to begin offering IPS. Though sales to IPS customers were immaterial in 2021, we expect to expand and diversify our customer base to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreation beginning in 2022. In 2021, we also acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin. In March 2022, we entered into a Purchase Agreement with HCR to Purchase its Blair facility. The primary assets of Blair consist of a frac sand mine and related processing facility located in Blair, Wisconsin, which has approximately 2.8 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
We expect the demand to improve for frac sand in 2022. We believe higher demand driven by increased drilling and completion activity should also lead to the opportunity for price improvement for frac sand over the course of 2022. Demand for both frac sand and our SmartSystems is influenced by the volume of oil and natural gas well drilling and completion activity, as well as the types of wells that are completed. We expect the Bakken and Marcellus formations to continue to be key markets for us and we look to expand our market share in these key areas through our current strategic initiatives.
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
We generally expect the price of frac sand to fluctuate based on the level of drilling and completions activity for oil and natural gas as well as overall supply for frac sand relative to demand. In recent years, an increasing supply of sand has kept prices depressed. We believe the supply of sand to be stabilizing or contracting as consolidation in the industry continues. The willingness of exploration and production companies to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil and natural gas, the cost to drill, complete and operate a well, the availability and cost of capital and environmental and government regulations, as well as their ability to source sand delivered to the wellsite. We generally expect the level of drilling to correlate with long-term trends in commodity prices. Similarly, oil and natural gas production levels nationally and regionally generally tend to correlate with drilling activity.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020:

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$117,402	$70,902	$46,500	66%
Shortfall revenue	4,421	23,281	(18,860)	(81)%
Logistics revenue	4,825	28,157	(23,332)	(83)%
Total revenue	126,648	122,340	4,308	4%
Cost of goods sold	140,384	104,221	36,163	35%
Inventory impairment loss	2,170	—	2,170	Not meaningful
Gross profit	(15,906)	18,119	(34,025)	(188)%
Operating expenses:
Salaries, benefits and payroll taxes	11,258	9,993	1,265	13%
Depreciation and amortization	1,980	1,911	69	4%
Selling, general and administrative	14,749	15,527	(778)	(5)%
Bad debt expense	19,592	—	19,592	Not meaningful
Change in the estimated fair value of contingent consideration	—	(1,410)	1,410	(100)%
Impairment loss	—	5,115	(5,115)	(100)%
Total operating expenses	47,579	31,136	16,443	53%
Operating (loss) income	(63,485)	(13,017)	(50,468)	388%
Other income (expenses):
Gain on bargain purchase	—	39,600	(39,600)	(100)%
Interest expense, net	(1,979)	(2,091)	112	(5)%
Other income	5,773	482	5,291	1098%
Total other income (expenses), net	3,794	37,991	(34,197)	(90)%
(Loss) income before income tax (benefit) expense	(59,691)	24,974	(84,665)	(339)%
Income tax (benefit) expense	(9,017)	(12,980)	3,963	(31)%
Net (loss) income	$(50,674)	$37,954	$(88,628)	(234)%

Revenue
Revenue was $126.6 million for the year ended December 31, 2021, during which we sold approximately 3,189,000 tons of sand. Revenue for the year ended December 31, 2020 was $122.3 million, during which we sold approximately 1,886,000 tons of sand. The key factors contributing to the increase in revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020 were as follows:
•Sand sales revenue increased from $70.9 million for the year ended December 31, 2020 to $117.4 million for the year ended December 31, 2021, as a result of higher total volumes sold. The volumes sold in 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 pandemic. Sand volumes increased by 69% from 2020 to 2021, however, due to lower average sand prices, total revenue did not increase at the same rate.
•We had $4.4 million of contractual shortfall revenue for the year ended December 31, 2021 and $23.3 million for the year ended December 31, 2020, respectively. We recognize revenue to the extent of the unfulfilled minimum

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

contracted quantity at the shortfall price per ton as stated in the contract. Shortfall revenue of $14.0 million in 2020 was from a customer with which we settled litigation.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services and SmartSystems rentals, was $4.8 million for the year ended December 31, 2021, a decrease of $23.3 million when compared to logistics revenue of $28.2 million for the year ended December 31, 2020. The decrease in logistics revenue was due to the shift from mine gate sales to in-basin sales, which include transportation and any other handling services.

Cost of Goods Sold
Cost of goods sold was $140.4 million and $104.2 million, for the years ended December 31, 2021 and December 31, 2020, respectively. The increase was primarily due to higher volumes sold and increased freight cost due to the shift of sales to more in-basin deliveries in 2021. During 2020, headcount reductions and other cost savings measures were implemented as a result of the onset of COVID-19. Headcount and production costs increased in 2021 to support increased sales activity, though we remain focused on other cost-saving measures.

Gross Profit
Gross profit was $(15.9) million and $18.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. The decline in gross profit for the year ended December 31, 2021 was primarily due to decreased shortfall revenue and low average sales price of our sand relative to the cost to produce and deliver products to our customers. Gross profit for the year ended December 31, 2021 included $2.2 million related to a write-down of inventory based on expected yield.
Operating Expenses
Operating expenses were $47.6 million and $31.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. In 2021, we recorded $19.6 million as non-cash bad debt expense, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under the Settlement Agreement. Salaries, benefits and payroll taxes increased to $11.3 million for the year ended December 31, 2021, as compared to $10.0 million for the year ended December 31, 2020, respectively, as we increased headcount to support higher levels of production activity and restored the variable compensation in 2021. Depreciation and amortization was largely consistent in 2021 as compared to 2020. Selling, general and administrative expenses decreased from $15.5 million for the year ended December 31, 2020 to $14.7 million for the year ended December 31, 2021, primarily as a result of decreased professional fees in 2021 as we settled our ongoing litigation with U.S. Well Services. December 31, 2020 included an impairment charge of $5.1 million related to the full impairment of long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future.

Other Income
We qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, we recorded $5.0 million of employee retention credits. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. For the year ended December 31, 2020, we recorded a gain on bargain purchase of $39.6 million related to our acquisition of Eagle Proppants Holdings. The gain was a result of the total fair value of net assets acquired in the transaction of $41.7 million, which exceeded the total consideration of $2.1 million paid to Eagle for such assets.

Interest Expense
We incurred $2.0 million and $2.1 million of net interest expense for the years ended December 31, 2021 and 2020, respectively. We continue to reduce debt levels and decrease interest expense through scheduled amortizing payments.
Income Tax (Benefit) Expense
Income tax benefit was $9.0 million for the year ended December 31, 2021 compared to income tax expense of $13.0 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, our effective tax rate was approximately 15.1% and (52.0)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

The computation of the effective tax rate for the years ended December 31, 2021 and 2020 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and Economic Security Act, and state apportionment changes, among other items. The bargain purchase gain related to our acquisition of Eagle Proppants Holdings that we recorded during the third quarter of 2020 is not taxable.
Net (Loss) Income
Net loss was $(50.7) million for year ended December 31, 2021 compared to net income of $38.0 million for the year ended December 31, 2020. The net loss in 2021 was primarily due to reduced gross profit on our sand sales and non-cash bad debt expense of $19.6 million related to our settlement with U.S. Well Services. Net income in 2020 was primarily due to shortfall revenue and the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019:

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$70,902	$109,621	$(38,719)	(35)%
Shortfall revenue	23,281	49,259	(25,978)	(53)%
Logistics revenue	28,157	74,193	(46,036)	(62)%
Total revenue	122,340	233,073	(110,733)	(48)%
Cost of goods sold	104,221	152,021	(47,800)	(31)%
Gross profit	18,119	81,052	(62,933)	(78)%
Operating expenses:
Salaries, benefits and payroll taxes	9,993	11,560	(1,567)	(14)%
Depreciation and amortization	1,911	2,411	(500)	(21)%
Selling, general and administrative	15,527	11,328	4,199	37%
Change in the estimated fair value of contingent consideration	(1,410)	(3,272)	1,862	(57)%
Impairment loss	5,115	15,542	(10,427)	(67)%
Total operating expenses	31,136	37,569	(6,433)	(17)%
Operating (loss) income	(13,017)	43,483	(56,500)	(130)%
Other income (expenses):
Gain on bargain purchase	39,600	—	39,600	Not meaningful
Interest expense, net	(2,091)	(3,621)	1,530	(42)%
Loss on extinguishment of debt	—	(561)	561	(100)%
Other income	482	131	351	268%
Total other income (expenses), net	37,991	(4,051)	42,042	(1038)%
(Loss) income before income tax (benefit) expense	24,974	39,432	(14,458)	(37)%
Income tax (benefit) expense	(12,980)	7,809	(20,789)	(266)%
Net (loss) income	$37,954	$31,623	$6,331	20%

Revenue
Revenue was $122.3 million for the year ended December 31, 2020, during which we sold approximately 1,886,000 tons of sand. Revenue for the year ended December 31, 2019 was $233.1 million, during which we sold approximately 2,462,000 tons of sand. The key factors contributing to the decrease in revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019 were as follows.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•Sand sales revenue decreased from $109.6 million for the year ended December 31, 2019 to $70.9 million for the year ended December 31, 2020, as a result of lower total volumes sold. The volumes sold in 2020 were negatively impacted by depressed oil prices driven by continued oversupply relative to the decreased demand due to the COVID-19 pandemic.

•We had $23.3 million of contractual shortfall revenue for the year ended December 31, 2020 and $49.3 million for the year ended December 31, 2019, respectively. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services and SmartSystems rentals, was $28.2 million for the year ended December 31, 2020, a decrease of $46 million when compared to logistics revenue of $74.2 million for the year ended December 31, 2019. The decrease in logistics revenue was due primarily to lower in basin sales due to the drop in demand caused by the COVID-19 pandemic.

Cost of Goods Sold
Cost of goods sold was $104.2 million and $152.0 million, for the years ended December 31, 2020 and December 31, 2019, respectively. Cost of goods sold decreased primarily due to expense reduction efforts put in place and due to lower production costs and freight expense from lower sales volumes due to lower demand caused by the COVID-19 pandemic.
Gross Profit
Gross profit was $18.1 million and $81.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease in gross profit for the year ended December 31, 2020 was primarily due to lower total sales volumes and reduced shortfall revenue.
Operating Expenses
Operating expenses were $31.1 million and $37.6 million for the years ended December 31, 2020 and 2019, respectively. Salaries, benefits and payroll taxes were reduced to $10.0 million for the year ended December 31, 2020, as compared to $11.6 million for the year ended December 31, 2019, respectively, as we reduced headcount and suspended certain variable cash compensation programs for all employees. Depreciation and amortization decreased from $2.4 million for the year ended December 31, 2019 to $1.9 million for the year ended December 31, 2020, primarily as a result of reduced amortization of certain intangible assets that were previously impaired in 2019. Selling, general and administrative expenses increased from $11.3 million for the year ended December 31, 2019 to $15.5 million for the year ended December 31, 2020, primarily as a result of increased professional fees related to litigation, acquisition costs related to our purchase of Eagle Proppants Holdings in the amount of $0.9 million and settlement of a multi-year sales tax audit in the amount of $1.3 million.
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

Interest Expense
We incurred $2.1 million and $3.6 million of net interest expense for the years ended December 31, 2020 and 2019, respectively. The decrease in net interest expense for the year ended December 31, 2021 was primarily due to reduced interest rates on lower average total debt outstanding.

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
Income Tax (Benefit) Expense
Income tax expense was $13.0 million for the year ended December 31, 2020 compared to income tax expense of $7.8 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, our effective tax rate was approximately (52.0)% and 19.8%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the year ended December 31, 2020 and 2019 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and Economic Security Act, and state apportionment changes, among other items. The bargain purchase gain related to our acquisition of Eagle Proppants Holdings that we recorded during the third quarter of 2020 is not taxable.
Net Income
Net income was $38.0 million for year ended December 31, 2020 compared to $31.6 million for the year ended December 31, 2019. The increase in net income was primarily due to the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings, current year income tax benefit and the impairment of intangible assets in the prior period, offset by the lower tons sold during 2020 driven largely by the COVID-19 pandemic.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$126,648	$122,340	$233,073
Cost of goods sold	140,384	104,221	152,021
Gross profit	(13,736)	18,119	81,052
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	24,258	21,022	25,412
Contribution margin	$10,522	$39,141	$106,464
Contribution margin per ton	$3.30	$20.75	$43.24
Total tons sold	3,189	1,886	2,462

Contribution margin was $10.5 million, or $3.30 per ton sold, for the year ended December 31, 2021 compared to $39.1 million, or $20.75 per ton sold, for the year ended December 31, 2020. The decrease in overall contribution margin and contribution margin per ton sold for the year ended December 31, 2021, as compared to the prior year, was primarily due to $18.9 million higher shortfall revenue in the prior period and low average sale price relative to our cost to produce and deliver sand to our customers in the current period.
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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net (loss) income	$(50,674)	$37,954	$31,623
Depreciation, depletion and amortization	25,495	22,536	27,135
Income tax (benefit) expense	(9,017)	(12,980)	7,809
Interest expense	2,014	2,129	3,626
Franchise taxes	290	275	285
EBITDA	$(31,892)	$49,914	$70,478
Loss (gain) on sale of fixed assets	555	237	(42)
Equity compensation (1)	2,933	3,431	2,755
Employee retention credit (2)	(5,026)	—	—
Acquisition and development costs (3)	28	(369)	(3,047)
Gain on bargain purchase	—	(39,600)	—
Non-cash impairments (4)	2,170	5,115	15,542
Cash charges related to restructuring and retention	9	82	137
Accretion of asset retirement obligations	740	396	687
Loss on extinguishment of debt	—	—	561
Sales tax audit settlement	$—	$1,250	$—
Adjusted EBITDA	$(30,483)	$20,456	$87,071
(1)    Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.
(2)    Employee retention credit is part of the Consolidated Appropriations Act of 2021 and is recorded in other income on the statements of operations for the year ended December 31, 2021.
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
(4)    The year ended December 31, 2021 represents a write-down of our inventory based on expected yield. December 31, 2020 represents a $5,115 full impairment of long-lived assets in the Permian basin. The year ended December 31, 2019 includes an impairment charge of $7,628 related to the Quickload system and $7,914 related to our Hixton Wisconsin property.
_________________________

Adjusted EBITDA was $(30.5) million for the year ended December 31, 2021 compared to $20.5 million for the year ended December 31, 2020. The decrease in Adjusted EBITDA for the year ended December 31, 2021, as compared to the prior year, was primarily due to $18.9 million less shortfall revenue in the current period, non-cash bad debt expense of $19.6 million related to our settlement with U.S. Well Services, and low average sale prices of our sand relative to the cost to produce and deliver it despite having higher overall volumes in the current period.
Adjusted EBITDA was $20.5 million for the year ended December 31, 2020 compared to $87.1 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA for the year ended December 31, 2020, as compared to the prior year, was primarily due to lower total volumes sold and decreased shortfall revenue in 2020 than in 2019.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$32,438	$25,541	$44,632
Purchases of property, plant and equipment	(11,220)	(8,620)	(25,525)
Free cash flow	$21,218	$16,921	$19,107
Free cash flow was $21.2 million for the year ended December 31, 2021 compared to $16.9 million for the year ended December 31, 2020. The increase in free cash flow was primarily attributable to a slightly longer cash collection cycle on strong fourth quarter 2021 sales volumes and lower average sales prices of our sand, partially offset by $35.0 million cash payment received under the Settlement Agreement in 2021 as compared to 2020. Capital expenditures for the year ended December 31, 2021 were $11.2 million compared to $8.6 million for the year ended December 31, 2020.
Free cash flow was $16.9 million for the year ended December 31, 2020 compared to $19.1 million for the year ended December 31, 2019. The decrease in free cash flow was attributable to lower total volumes sold as a result of the decreased demand due to the COVID-19 pandemic. This decrease was offset by our reduction in our 2020 capital expenditure budget to align with slowdown of well completion activities by the exploration and production companies and oilfield service companies during 2020.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of December 31, 2021, cash on hand was $25.6 million and we had $14.9 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, including the COVID-19 pandemic, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions and other capital projects.

Material Cash Requirements
Capital Requirements
We expect 2022 capital expenditures to be between $25.0 million and $30.0 million, consisting primarily of capital for efficiency projects at Oakdale and Utica, capital related to the Waynesburg terminal and acquisition and incremental capital to purchase the Blair mine and processing facility, acquired on March 4, 2022, and to bring it online over the course of the year. We expect to fund these capital expenditures with existing cash, cash generated from operations, or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Indebtedness
We have several debt facilities including the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on this facility as of December 31, 2021 was $15.4 million. Minimum cash payments on this facility in 2022 are $4.6 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment. Total debt under these notes payable as of December 31, 2021 was $6.7 million. Minimum cash payments on these notes payable in 2022 are $3.6 million. There were no borrowings outstanding out our ABL Credit Facility as of December 31, 2021.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of its operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of December 31, 2021 were $32.7 million. Minimum cash payments on operating leases in 2022 are $10.7 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts is approximately $2.5 million per year for the next 15 years.

Off-Balance Sheet Arrangements
We had $8.6 million and $10.0 million of outstanding performance bonds as of each of the years ended December 31, 2021 and 2020, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways.

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

Customer Concentration
For the year ended December 31, 2021, Rice Energy (a subsidiary of EQT Corporation), Halliburton, and Liberty accounted for 24.3%, 18.3%, and 14.8%, respectively, of total revenue. For the year ended December 31, 2020, Rice Energy (a subsidiary of EQT Corporation), Liberty, and U.S. Well Services accounted for 28.1%, 21.7%, and 14.0%, respectively, of total revenue. For the year ended December 31, 2019, Liberty, Rice Energy (a subsidiary of EQT Corporation), Hess Corporation, and U.S. Well Services accounted for 23.8%, 19.0%, 15.5%, and 14.7%, respectively, of total revenue.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Critical Accounting Estimates
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
Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved.
Asset Retirement Obligation
We estimate the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements and recognize reclamation obligations when extraction occurs and record them as liabilities at estimated fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life or the estimated number of years of extraction. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively. The asset retirement obligation estimate is calculated by estimating the cost to reclaim an area as of the estimation date and inflating that cost to an estimated reclamation date, then discounting that inflated cost back to the reporting period date. Changes in the current estimate or the interest rates used for inflation or discount can have a material effect on the liability reported. In addition, due to the nature or our business, changes in mine planning can result in changes to our estimated future reclamation dates. At December 31, 2021, we reduced our existing asset retirement obligation, which was offset by a new asset retirement obligation, resulting in a net immaterial change to the balance sheet and no change to the consolidated statements of operations for the year ended December 31, 2021.
Inventory Valuation
Sand inventory is stated at the lower of cost or net realizable value using the average cost method. Costs applied to inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Reserves are estimated for moisture loss and waste during production. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by a survey. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. There was no writedown of inventory value based on the lower of cost or net realizable value calculation. However, anticipated waste is considered obsolete inventory. At December 31, 2021, we performed an analysis on our existing inventory and estimated the expected production yield based on waste sand produced in recent months and determined that a portion of our inventory is considered obsolete. We adjusted our inventory down by $2.2 million on December 31, 2021.
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
During the year ended December 31, 2021, we did not record any impairment charges based on the analysis of our long-lived assets. For the year ended December 31, 2020, we recorded an impairment charge of $5.1 million related to the full impairment of long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

future. During the year ended December 31, 2019, we recorded impairment loss of $15.5 million, of which $7.6 million relates to our finite-lived developed technology intangible assets and $7.9 million relates to our Hixton, Wisconsin property. The impairment of the finite-lived intangible assets is from our developed technology allocated to the Quickload acquired in connection with the acquisition of Quickthree in 2018.
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
We have recorded a liability of $2.2 million for uncertain tax positions included in deferred tax liabilities, long-term, net on our consolidated balance sheet as of December 31, 2021, related to our depletion deduction methodology, and a corresponding increase to the income tax expense on our consolidated statements of operations. There was no liability for uncertain tax positions as of December 31, 2020.
As of December 31, 2021, we determined it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our consolidated balance sheet in the amount of $1.6 million, and a corresponding increase to the income tax expense on our consolidated statements of operations.

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
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was no balance on our ABL Credit Facility as of December 31, 2021. We do not believe this represents a material interest rate risk.
Credit Risk
A substantial portion of our revenue for the year ended December 31, 2021 was generated through long-term take-or-pay contracts with few customers. Our customers are oil and natural gas producers and oilfield service providers, all of which have been negatively impacted by the downturn in activity in the oil and natural gas industry beginning in the latter part of 2018 and continuing through much of 2019, 2020 and 2021. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with its terms, and we are unable to renew or replace these contracts or the related sales volumes, our gross profit and cash flows may be adversely affected.
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, as a result of our acquisition of Quickthree Solutions, Inc. on June 1, 2018, certain transactions are transacted in Canada dollars. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be impacted to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canada dollar. During the years ended December 31, 2021, 2020 and 2019, revenue, expenses, assets and liabilities transacted in Canada dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
New York, New York
March 8, 2021

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$25,588	$11,725
Accounts receivable	17,481	69,720
Unbilled receivables	1,884	127
Inventory	15,024	19,136
Prepaid expenses and other current assets	13,886	11,378
Total current assets	73,863	112,086
Property, plant and equipment, net	262,465	274,676
Operating lease right-of-use assets	29,828	32,099
Intangible assets, net	7,461	8,253
Other assets	402	563
Total assets	$374,019	$427,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,479	$3,268
Accrued expenses and other liabilities	14,073	13,142
Deferred revenue, current	9,842	6,875
Long-term debt, net, current	7,127	6,901
Operating lease liabilities, current	9,029	7,077
Total current liabilities	48,550	37,263
Deferred revenue, net	6,428	3,482
Long-term debt, net	15,353	22,445
Operating lease liabilities, long-term	23,690	27,020
Deferred tax liabilities, long-term, net	22,434	32,981
Asset retirement obligation	16,155	14,996
Contingent consideration	—	180
Other non-current liabilities	249	503
Total liabilities	132,859	138,870
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 43,567,743 issued and 41,790,742 outstanding at December 31, 2021; 43,193,394 issued and 41,575,129 outstanding at December 31, 2020	42	42
Treasury stock, at cost, 1,777,001 and 1,618,265 shares at December 31, 2021 and 2020, respectively	(4,535)	(4,134)
Additional paid-in capital	174,486	171,209
Retained earnings	70,593	121,267
Accumulated other comprehensive income	574	423
Total stockholders’ equity	241,160	288,807
Total liabilities and stockholders’ equity	$374,019	$427,677

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$117,402	$70,902	$109,621
Shortfall revenue	4,421	23,281	49,259
Logistics revenue	4,825	28,157	74,193
Total revenue	126,648	122,340	233,073
Cost of goods sold	140,384	104,221	152,021
Inventory impairment loss	2,170	—	—
Gross profit	(15,906)	18,119	81,052
Operating expenses:
Salaries, benefits and payroll taxes	11,258	9,993	11,560
Depreciation and amortization	1,980	1,911	2,411
Selling, general and administrative	14,749	15,527	11,328
Bad debt expense	19,592	—	—
Change in the estimated fair value of contingent consideration	—	(1,410)	(3,272)
Impairment loss	—	5,115	15,542
Total operating expenses	47,579	31,136	37,569
Operating (loss) income	(63,485)	(13,017)	43,483
Other income (expenses):
Gain on bargain purchase	—	39,600	—
Interest expense, net	(1,979)	(2,091)	(3,621)
Loss on extinguishment of debt	—	—	(561)
Other income	5,773	482	131
Total other income (expenses), net	3,794	37,991	(4,051)
(Loss) income before income tax (benefit) expense	(59,691)	24,974	39,432
Income tax (benefit) expense	(9,017)	(12,980)	7,809
Net (loss) income	$(50,674)	$37,954	$31,623
Net (loss) income per common share:
Basic	$(1.21)	$0.94	$0.79
Diluted	$(1.21)	$0.94	$0.78
Weighted-average number of common shares:
Basic	41,775	40,260	40,135
Diluted	41,775	40,260	40,337

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net (loss) income	$(50,674)	$37,954	$31,623
Other comprehensive (loss) income:
Foreign currency translation adjustment	151	464	272
Comprehensive (loss) income	$(50,523)	$38,418	$31,895
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands, except share amounts)
Balance at December 31, 2018	39,974,478	$40	699,035	$(2,839)	$162,195	$51,690	$(313)	$210,773
Foreign currency translation adjustment	—	—	—	—	—	—	272	272
Vesting of restricted stock	260,820	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,909	—	—	2,909
Employee stock purchase plan compensation	—	—	—	—	41	—	—	41
Employee stock purchase plan issuance	41,075	—	—	—	78	—		78
Restricted stock buy back	(41,922)	—	41,922	(140)	—	—	—	(140)
Net income	—	—	—	—	—	31,623	—	31,623
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	464	464
Acquisition stock issuance	1,503,759	2	—	—	2,059	—	—	2,061
Vesting of restricted stock	674,593	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,831	—	—	3,831
Employee stock purchase plan compensation	—	—	—	—	34	—	—	34
Employee stock purchase plan issuance	39,634	—	—	—	62	—	—	62
Restricted stock buy back	(99,008)	—	99,008	(155)	—	—	—	(155)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—	—	(1,000)
Net income	—	—	—	—	—	37,954	—	37,954
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	151	151
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	325,492	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,161	—	—	3,161
Employee stock purchase plan compensation	—	—	—	—	34	—	—	34
Employee stock purchase plan issuance	34,427	—	—	—	62	—	—	62
Restricted stock buy back	(158,736)	—	158,736	(401)	—	—	—	(401)
Net loss	—	—	—	—	—	(50,674)	—	(50,674)
Balance at December 31, 2021	41,790,742	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities:
Net (loss) income	$(50,674)	$37,954	$31,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	25,308	22,130	26,425
Impairment loss	2,170	5,115	15,542
Amortization of intangible assets	795	793	1,394
Asset retirement obligation settlement	—	—	(2,753)
Loss (gain) on disposal of assets	555	237	(42)
Loss on extinguishment of debt	—	—	561
Provision for bad debt	19,592	—	—
Amortization of deferred financing cost	105	105	212
Accretion of debt discount	183	185	649
Deferred income taxes	(10,547)	(2,573)	6,123
Stock-based compensation, net	3,161	3,831	2,909
Employee stock purchase plan compensation	34	34	41
Change in contingent consideration fair value	—	(1,410)	(3,272)
Gain on bargain purchase, net of cash acquired	—	(39,291)	—
Changes in assets and liabilities:
Accounts receivable	32,899	(10,719)	(41,063)
Unbilled receivables	(2,011)	4,638	3,058
Inventory	1,942	4,738	(1,021)
Prepaid expenses and other assets	751	(5,327)	1,879
Deferred revenue	5,913	1,032	5,229
Accounts payable	4,508	(370)	(4,680)
Accrued and other expenses	(2,246)	4,981	1,277
Income taxes payable	—	(542)	542
Net cash provided by operating activities	32,438	25,541	44,632
Investing activities:
Purchases of property, plant and equipment	(11,220)	(8,620)	(25,525)
Proceeds from disposal of assets	78	61	100
Net cash used in investing activities	(11,142)	(8,559)	(25,425)
Financing activities:
Proceeds from the issuance of notes payable	—	952	31,202
Repayments of notes payable	(6,770)	(4,802)	(2,808)
Payments under equipment financing obligations	(123)	(123)	(103)
Payment of deferred financing and debt issuance costs	—	(20)	(2,262)
Proceeds from revolving credit facility	—	6,000	52,750
Repayment of revolving credit facility	—	(8,500)	(94,750)
Payment of contingent consideration	(180)	(310)	(1,995)
Proceeds from equity issuance	42	62	71
Purchase of treasury stock	(402)	(1,155)	(140)
Net cash used in financing activities	(7,433)	(7,896)	(18,035)
Net increase in cash and cash equivalents	13,863	9,086	1,173
Cash and cash equivalents at beginning of year	11,725	2,639	1,466
Cash and cash equivalents at end of year	$25,588	$11,725	$2,639

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company is a fully integrated frac sand supply and services company, offering complete mine to wellsite frac sand supply and logistics solutions. The Company is engaged in the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry and began offering sand as Industrial Product Solutions to customers in late 2021.
Sand Mines and Processing Facilities
The Company’s integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines which enable the Company to process and cost effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminals and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company completed construction of the first phase of its mine and processing facility near Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently, the Company’s annual processing capacity is approximately 5.5 million tons.
In September 2020, the Company acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin. The Company has no plans to operate the New Auburn Facility. The Utica facility has an annual processing capacity of 1.6 million tons and access to the Burlington Northern Santa Fe (“BNSF”) Class I rail line through the Peru, Illinois transload facility. The Company began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020.
On March 4, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”), pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6,450, subject to customary purchase price adjustments as set forth in the Purchase Agreement (the “Transaction”). Entities affiliated with Clearlake Capital Group, L.P. (“Clearlake”), who collectively own approximately 24% of the Company’s outstanding common stock, also own a significant portion of the outstanding common stock of HCR, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.8 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.
With this acquisition, the Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
Transload & Logistics Solutions
In March 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin and began providing Northern White Sand in-basin in April 2018.
In 2020, the acquisition of Eagle also included rights to use a rail terminal located in El Reno, Oklahoma, which was idled at the time of the acquisition but has recently started operating again.
In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Company began providing Northern White Sand through this terminal in January 2022.
In June 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. Quickthree formed the basis for the Company’s SmartSystems under which it offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets; impairment considerations of intangible assets; estimated cost of future asset retirement obligations; fair value of acquired assets and assume liabilities; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.

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
Sand Sales Revenue
The Company derives its sand sales revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. For sand delivered at one of the Company’s facilities, title passes as the product is loaded into railcars hired by the customer or provided by the Company and revenue is recognized when title transfers at the Company’s facility. For sand delivered in-basin, the Company recognizes the revenue when title passes at the destination when the sand arrives at the destination or delivered into the customer’s truck, depending on the level of logistics services provided to the customer. The amount invoiced reflects product, transportation and any other additional handling services, such as storage or transloading the product from railcar to truck.
Prices under the Company’s long-term agreements with customers are generally fixed but may contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including a natural gas surcharge/reduction and a propane surcharge/reduction which are applied if prices moved beyond benchmarks established in the contract.
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
SmartSystems revenues are primarily from the rental of our patented SmartSystems equipment to customers, which is typically earned under fixed monthly fees and services related to delivery, proppant management and maintenance on the equipment. Revenues are recognized as the performance obligations are satisfied under the terms of the customer contract.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, deferred revenue, and contract assets, included in other assets, on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, though certain billing occurs in advance, resulting in unbilled receivables and deferred revenue, respectively. In addition, the Company sometimes receives shortfall payments from or offers pricing concessions to its customers, which results in deferred revenue until the Company recognizes such revenue when performance obligations are met in accordance with the contract.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company’s contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. The Company expects to recognize approximately 60% of its remaining performance obligations under existing contracts as revenue in 2022 and expects to recognize the remaining 40% as revenue by 2023.
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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.
Accounts and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of December 31, 2021 and 2020, the Company recorded no allowance for doubtful accounts. As of December 31, 2021 and 2020, the amount of unbilled receivables included in deferred revenue was $0 and $1,443, respectively. The Company recorded $19,592 as non-cash bad debt expense, which is the difference between the $54,592 accounts receivable balance that was previously under litigation and the 35,000 cash received under the Settlement Agreement. See Note 17 - Commitments and Contingencies for additional information.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $57,770, $40,891 and $76,643 for the years ended December 31, 2021, 2020 and 2019, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs periodic surveys to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. There was no writedown of inventory value based on the lower of cost or net realizable value calculation. However, anticipated waste is considered obsolete inventory. At December 31, 2021, the Company performed an analysis on its existing inventory and estimated the expected production yield based on waste sand produced in recent months and determined that a portion of its inventory was obsolete. An inventory impairment was recorded in the amount of $2,170 on December 31, 2021.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.
Certain acquired inventory is stated at fair market value, as determined by its anticipated sales price less costs of disposal and reasonable profit allowance for selling efforts, which may be higher than its cost.
Deferred Financing Charges
Direct costs incurred in connection with the Company's debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing and debt discount charges of $291, $290, and $861 are included in interest expense as of December 31, 2021, 2020 and 2019,

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

respectively. Costs related to the Oakdale Equipment Financing are presented net of the related debt and costs related to the ABL Credit Facility are presented in other assets on the balance sheet.
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
Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
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
There were no impairments of long-lived assets or definite-lived intangible assets during the year ended December 31, 2021. In 2020, the Company recorded an impairment loss of $5,115 to fully write down the value of its long-lived assets in the Permian basin as it has no intentions to develop these properties in the foreseeable future. In 2019, the Company recorded impairment losses of $15,542 of which $7,628 related to finite-lived developed technology intangible assets in intangible assets, net on the balance sheet and $7,914 related to its Hixton, Wisconsin property in property, plant and equipment, net on the balance sheet. The impairment of the finite-lived intangible assets is from developed technology allocated to the Quickload transloader acquired in connection with the acquisition of Quickthree in 2018. The Company has developed a new transload technology, the SmartPath, and no longer planned to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload were fully impaired during the third quarter of 2019. In the fourth quarter of 2019, the Company determined that the carrying amount of the Hixton, Wisconsin property may not be fully recoverable as the Company had no immediate plans to further develop the site. The Company determined the fair value of the Hixton, Wisconsin property based on market prices for similar properties sold in the area and recorded an impairment loss for the amount which the carrying value exceeded the fair value.
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
The Company applies a single discount rate to all operating leases, which is its incremental borrowing rate. The Company determined its incremental borrowing rate based on an average of collateralized borrowing rates offered by various lenders. The Company considered the nature of the assets and the life of the leases and determined that there is no significant difference in the incremental borrowing rate among its classes of assets. See Note 10 — Leases for additional disclosures regarding the Company’s leasing activity.
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
The Company had no financial instruments carried at fair value as of December 31, 2021.
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
Stock-Based Compensation
The Company issues restricted stock to certain employees and members of the board of directors of the Company (the “Board”) for their services on the Board. The Company estimates the grant date fair value of each share of restricted stock at issuance. For awards subject to service-based vesting conditions, the Company recognizes, in the consolidated statements of operations, stock-based compensation expense equal to the grant date fair value of the award on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis when it is probable that the performance condition will be achieved. Forfeitures are accounted for when they occur. The Company uses the market price of its shares as the grant date fair value for restricted stock awards.
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
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. The Company includes interest and penalties as a component of income tax expense in the consolidated statements of operations. For the periods presented, no interest and penalties were recorded.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2021 and 2020, there were no material probable environmental matters.
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
Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2021, 2020, 2019 was 3,011, 1,886 and 764, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding	41,775	40,260	40,135
Assumed conversion of restricted stock	—	—	202
Diluted weighted average common stock outstanding	41,775	40,260	40,337
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the period ended December 31, 2021, the Company recorded $5,026 of employee retention credits in other income on its consolidated statements of operations, of which $1,180 remained included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that materially affect the financial statements of the Company.

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
In connection with the acquisition of Eagle Proppants Holdings, the Company, as borrower, also entered into a Loan Agreement with Eagle, as lender. See Note 9 - Debt, for additional information.
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

Total acquisition costs incurred during the year ended December 31, 2020 was $891, which is included in selling, general and administrative expense on the Company’s consolidated statements of operations.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following represents unaudited pro forma consolidated revenue and income before income tax expense as if Eagle Proppants Holdings had been included in the consolidated results of the Company for the year ended December 31, 2020. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Eagle Proppants Holdings to reflect the depreciation and accretion expense that would have been charged assuming the fair value adjustments to property, plant and equipment and asset retirement obligations as well as equipment rent that would have been recorded based on the acquired right-of-use assets.

Year ended December 31,
2020
(unaudited)
Revenues	$131,189
Income before income tax expense	$23,173

From the date of acquisition through December 31, 2020, the Company recognized $3,161 and $3,021 of revenue and loss before income tax expense, respectively.

NOTE 4 — Inventories
Inventories consisted of the following:

	December 31,
	2021	2020
Raw material	$293	$428
Work in progress	3,082	10,465
Finished goods	7,269	4,400
Spare parts	4,380	3,843
Total inventory	$15,024	$19,136

NOTE 5 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid insurance	$404	$177
Prepaid expenses	731	655
Prepaid income taxes	7,932	10,169
Other receivables	4,819	377
Total prepaid expenses and other current assets	$13,886	$11,378

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2021	2020
Machinery, equipment and tooling	$30,813	$29,002
SmartSystems	27,343	22,352
Vehicles	3,066	2,893
Furniture and fixtures	1,325	1,302
Plant and building	199,958	199,867
Real estate properties	6,496	6,458
Railroad and sidings	27,703	27,703
Land and land improvements	35,652	33,040
Asset retirement obligation	20,536	19,993
Mineral properties	7,442	7,442
Deferred mining costs	2,455	2,123
Construction in progress	9,574	7,489
	372,363	359,664
Less: accumulated depreciation and depletion	109,898	84,988
Total property, plant and equipment, net	$262,465	$274,676

Depreciation expense was $24,667, $21,725 and $25,689 for the years ended December 31, 2021, 2020 and 2019, respectively. Depletion expense was $36, $18 and $49 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2021, 2020 and 2019.

NOTE 7 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2021.

	Balance at December 31, 2020	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2021
Developed technology	$8,253	$—	$—	$792	$7,461
	$8,253	$—	$—	$792	$7,461

The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2020.

	Balance at December 31, 2019	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2020
Developed technology	$9,046	$—	$—	$793	$8,253
	$9,046	$—	$—	$793	$8,253

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(2,839)	$10,300	(2,047)
	$10,300	$(2,839)	$10,300	$(2,047)

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 9.4 years. Amortization expense related to the purchased intangible assets was $792, $793 and $1,394 for the year ended December 31, 2021, 2020, and 2019, respectively. The Company recorded an impairment charge of $7,628 related to specific developed technology allocated to the Quickload during the third quarter of 2019. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company has developed and tested a new transload technology and no longer plans to actively market the Quickload and as such, all developed technology intangible assets related to the Quickload has been impaired.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2021.

Year ending December 31,
2021	$792
2022	792
2023	792
2024	792
2025	792
Thereafter	3,501
Total	$7,461

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2021	2020
Employee related expenses	$806	$1,048
Accrued equipment expense	58	55
Accrued professional fees	691	1,129
Accrued royalties	2,701	2,624
Accrued freight and delivery charges	2,164	2,901
Accrued real estate tax	1,010	1,637
Accrued utilities	1,264	748
Sales tax liability	665	1,386
Income taxes payable	2,332	—
Other accrued expense and other liabilities	2,382	1,614
Total accrued liabilities	$14,073	$13,142

NOTE 9 — Debt
Long-term debt, net, current consists of the following:

	December 31,
	2021	2020
Oakdale Equipment Financing	$3,814	$3,600
Finance leases	117	123
Notes payable	3,196	3,178
Long-term debt, net, current	$7,127	$6,901

Long-term debt, net consists of the following:

	December 31,
	2021	2020
ABL Credit Facility	$—	$—
Oakdale Equipment Financing, net	11,608	15,236
Finance leases	234	351
Notes payable	3,511	6,858
Long-term debt, net	$15,353	$22,445

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of December 31, 2021 was $13,660 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of December 31, 2021, there were no amounts outstanding under the ABL Credit Facility, $1,232 letters of credit and $14,892 was available to be drawn. We use this facility primarily as a source for working capital needs. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”) as well as unused commitment fees. The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. Substantially all of the U.S. assets of the Company are pledged as collateral under the ABL Credit Facility. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2021, the Company was in compliance with all financial covenants.
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
Finance Leases
See Note 10 - Leases for additional information about the Company’s finance leases.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Future minimum payments as of December 31, 2021 are as follows:

Year Ended December 31,	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
2022	$—	$4,638	$3,647	$136	$8,421
2023	—	4,638	2,371	245	7,254
2024	—	6,888	807	—	7,695
2025	—	1,724	187	—	1,911
2026 and thereafter	—	—	174	—	174
Total minimum payments	—	17,888	7,186	381	25,455
Amount representing interest	—	(1,918)	(479)	(30)	(2,427)
Amount representing unamortized lender fees	—	(548)	—	—	(548)
Present value of payments				351
Less: current portion	—	(3,814)	(3,196)	(117)	(7,127)
Total long-term debt, net	$—	$11,608	$3,511	$234	$15,353

NOTE 10 — Leases
Lessee
At December 31, 2021 and 2020, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	December 31,
		2021	2020
Right-of-use assets
Operating	Operating right-of-use assets	$29,828	$32,099
Financing	Property, plant and equipment, net	262	373
Total right-of use assets		$30,090	$32,472

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$32,719	$34,097
Financing	Long-term debt, current and long-term portions	351	474
Total lease liabilities		$33,070	$34,571

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating lease costs are recorded in a single expense on the statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statements of operations for the years ended December 31, 2021 and 2020 is as follows:

	Year ended December 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$139	$139
Interest on lease liabilities	28	36
Operating lease cost	11,008	12,087
Short-term lease cost	428	238
Total lease cost	$11,603	$12,500

Other information related to the Company’s leasing activity for year ended December 31, 2021 and 2020 is as follows:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$28	$36
Operating cash flows used for operating leases	$10,083	$10,523
Financing cash flows used for finance leases	$123	$123

Right-of-use assets obtained in exchange for new operating lease liabilities	$6,903	$15,510

Weighted average remaining lease term - finance leases	1.5 years	2.6 years
Weighted average discount rate - finance leases	6.60%	6.60%
Weighted average remaining lease term - operating leases	3.5 years	3.9 years
Weighted average discount rate - operating leases	5.81%	5.78%

Maturities of the Company’s lease liabilities as of December 31, 2021 are as follows:

Year	Operating Leases	Finance Leases	Total
2022	$10,655	$136	$10,791
2023	10,135	245	10,380
2024	7,567	—	7,567
2025	3,773	—	3,773
2026 and thereafter	4,450	—	4,450
Total cash lease payments	36,580	381	36,961
Less: amounts representing interest	(3,861)	(30)	(3,891)
Total lease liabilities	$32,719	$351	$33,070

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $16,155 as of December 31, 2021. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2019	$6,142
Additions and revisions of prior estimates	8,458
Accretion expenses	396
Settlement of liability	—
Balance at December 31, 2020	$14,996
Additions and revisions of prior estimates	419
Accretion expenses	740
Settlement of liability	—
Balance at December 31, 2021	$16,155

NOTE 12 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2021		2020		2019
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$117,402	93%	$70,902	58%	$109,621	47%
Shortfall revenue	4,421	3%	23,281	19%	49,259	21%
Logistics revenue	4,824	4%	28,157	23%	74,193	32%
Total revenues	$126,647	100%	$122,340	100%	$233,073	100%

Deferred revenue is expected to be recognized as follows:

Year Ended December 31, 2021		Year Ended December 31, 2020
Total deferred revenue	$16,270	Total deferred revenue	$10,357
Expected recognition:
2022	9,842	Recognized in 2021	6,875
2023	6,428	Remains in 2021 balance	3,482
	$16,270		$10,357

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
During 2021, there were 2,013 shares of restricted stock issued under 2016 Plan. During 2020 and 2019, — and 1,884 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value of all the restricted stock per share was $1.84 - $7.79. The shares vest over one to four years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The significant assumptions used in the Monte Carlo simulation are presented in the following table.

Year ended December 31,
2021
Expected volatility	71.05%
Expected life (years)	2.0
Risk-free interest rate	1.63%

The total number of shares and their respective fair values that vested during the years ended December 31, 2021, 2020 and 2019 were 548 at $1,358, 675 at $1,013 and 261 at $844, respectively.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company recognized $3,161, $3,831 and $2,909 of compensation expense for the restricted stock during 2021, 2020 and 2019, respectively, in cost of goods sold and operating expenses on the consolidated statements of operations. At December 31, 2021, the Company had unrecognized compensation expense of $6,114 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2022	$2,644
2023	1,884
2024	1,130
2025	456
$6,114

The following table summarizes restricted stock activity under the 2016 Plan from January 1, 2020 through December 31, 2021:

	Number of Shares	Weighted Average
Unvested, January 1, 2020	2,618	$6.91
Granted	—	$—
Vested	(675)	$9.46
Forfeiture	(57)	$13.16
Unvested, December 31, 2020	1,886	$5.14
Granted	2,013	$2.88
Vested	(548)	$7.11
Forfeiture	(200)	$5.71
Unvested December 31, 2021	3,151	$3.06

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

As a result of the CARES Act, the Company recorded a current tax benefit of $9.7 million for the year ended December 31, 2020 related to the anticipated benefit to be received from the carryback of net operating losses, including those related to depletion deduction, to tax years with a 35% corporate tax rate. The amended returns related to depletion deduction and net operating loss carrybacks were filed in 2021. The Company will continue to monitor and consider available benefits under the CARES Act for which it qualifies, including those described above.

On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The legislation includes additional coronavirus (COVID-19) relief that expands upon the relief provided in the CARES Act and a number of tax provisions. Tax provisions under the CAA include, but are not limited to, (a) the extension for employers to pay

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

certain deferred payroll taxes and (b) the extension and revision of employer retention credits. Although the Company is currently evaluating the impact of CAA, it does not expect it to have a material impact on its consolidated financial statements for the year ended December 31, 2021.
The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$1,404	$(10,175)	$913
State and local	125	(9)	550
Foreign	—	(223)	223
Total current (benefit) expense	1,529	(10,407)	1,686
Deferred
Federal	(10,133)	(2,497)	5,746
State and local	(413)	(76)	377
Foreign	—	—	—
Total deferred income tax (benefit) expense	(10,546)	(2,573)	6,123
Total income tax (benefit) expense	$(9,017)	$(12,980)	$7,809

Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the years ended December 31, 2021, 2020 and 2019. The reconciliations from the applicable statutory income tax rates to income tax (benefit) expense are as follows:

	Year Ended December 31,
	2021	2020	2019
At statutory rate	$(12,535)	$5,245	$8,281
State taxes, net of U.S. federal benefit	(757)	(99)	926
Foreign taxes	—	(223)	223
Federal tax deductions	357	(5)	(1,248)
Change in applicable tax rate	286	478	—
Provision to return permanent difference	340	(20)	7
R&D credits	67	(159)	(29)
Fuel tax credit	(125)	(90)	(176)
Foreign tax credit	—	153	(175)
Foreign branch loss	—	50	—
Gain on bargain purchase	—	(8,316)	—
Unrecognized tax benefits	2,163	—	—
NOL carryback/carryforward	1,186	(10,046)	—
Other	—	52	—
Total income tax (benefit) expense	$(9,017)	$(12,980)	$7,809

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Reserves and accruals	$377	$200
Prepaid expenses and other	1,457	1,645
Federal net operating losses	9,818	379
State net operating losses	781	125
Operating lease liabilities	7,458	7,771
Total gross deferred tax assets	19,891	10,120
Less valuation allowance	(1,574)	—
Total net deferred tax assets	18,317	10,120
Deferred tax liabilities:
Depreciation and amortization	(33,904)	(35,735)
Foreign net operating losses	(50)	(50)
Operating lease right-of-use assets	(6,797)	(7,316)
Total deferred tax liabilities	(40,751)	(43,101)
Deferred tax liabilities, long-term, net	$(22,434)	$(32,981)

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. A valuation allowance should be recorded if, based on the weight of all positive and negative evidence, it is more likely than not that some portion or all of a deferred tax asset will not be related. At December 31, 2021, the Company determined it was more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,574 and a corresponding increase to the income tax expense on its consolidated statements of operations. There was no valuation allowance as of December 31, 2020.

The Company has recorded a liability of $2,172 for unrecognized tax benefits included on its consolidated balance sheet as of December 31, 2021, related to its depletion deduction methodology, and a corresponding increase to the income tax expense on its consolidated statements of operations. There was no liability for uncertain tax positions as of December 31, 2020. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits
Unrecognized tax benefits as of December 31, 2020	$—
Additions based on prior year positions	2,172
Decreases due to settlements and /or reduction in reserves	—
Unrecognized tax benefits as of December 31, 2021	$2,172
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 15 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

contributions on the first 3% of employee contributions and 50% matching contributions on the next 2% of employee contributions. Employees are immediately vested in both their contributions and the Company’s matching contributions. In accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2021, 2020 and 2019. During the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of $513, $397 and $488, respectively to its U.S. Defined Contribution Plan.

Canada Group Savings Plan and Deferred Profit Sharing Plan
The Company is the sponsor of a defined contribution plan that covers substantially all Canada employees that have been employed for at least 90 days. The plan allows participants to make contributions to the Group Savings Plan and after six months of employment the Company provides 100% matching contributions on between 3% - 5% of the employee’s salary, depending on their length of service to the Deferred Profit Sharing Plan. Employees are immediately vested in their contributions to the Group Savings Plan and vest in the Company’s contributions to the Deferred Profit Sharing Plan after two years of service. All accounts opened prior to May 31, 2018 are fully vested. During the year ended December 31, 2021, 2020 and subsequent to the acquisition of Quickthree in 2019, the Company made matching contributions of $30 and $18 and $59, respectively, to its Deferred Profit Sharing Plan.

NOTE 16 — Concentrations
As of December 31, 2021, two customers accounted for 59% of the Company’s total accounts receivable. As of December 31, 2020, one customers accounted for 78% of the Company’s total accounts receivable.
During the year ended December 31, 2021, 58% of the Company’s revenues were earned from three customers. During the years ended December 31, 2020 and 2019, 64% and 73% of the Company’s revenues were earned from three and four customers, respectively.
As of December 31, 2021, one vendor accounted for 19% of the Company’s accounts payable. As of December 31, 2020, three vendors accounted for 42% of the Company’s accounts payable.
During the year ended December 31, 2021, one supplier accounted for 22%, of the Company’s cost of goods sold. During the year ended December 31, 2020 and 2019, one and two suppliers accounted for 45% and 44%, respectively, of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.
As of December 31, 2021, the Company employed 239 people, of which 43 were employed under collective bargaining agreements. There are no collective bargaining agreements expiring within one year.

NOTE 17 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2021 are as follows:

2022	$2,467
2023	2,573
2024	2,469
2025	2,462
2026	2,456
Thereafter	24,611
Total future minimum annual commitments under these obligations	$37,038

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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total performance bonds as of December 31, 2021 was $8,619.

NOTE 18 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$1,548	$1,766	$2,833
Cash paid for taxes	$209	$635	$207
Non-cash investing activities:
Asset retirement obligation	$—	$34	$(5,114)
Non-cash financing activities:
Equipment purchased with debt	$—	$—	$4,733
Write-off of remaining balance of returned equipment under capital lease	$—	$—	$398
Capitalized expenditures in accounts payable and accrued expenses	$1,586	$376	$899

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
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are a smaller reporting company.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
None.

ITEM 9C. — DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2022” in the 2022 Proxy Statement and is incorporated herein by reference.

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

4.3*	Description of the Company’s Capital Stock
10.1†	Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2020)
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

10.5	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.6
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.7
Master Lease Agreement, dated December 13, 2019, among Smart Sand, Inc., Smart Sand Oakdale, LLC and Nexseer Capital (incorporated by reference to Exhibit 10.13 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.8
ABL Credit Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, Jefferies Finance LLC, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to Smart Sand, Inc.’s Annual Report of Form 10-K filed with the SEC on March 14, 2020)

10.9
Guarantee and Collateral Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto and Jefferies Finance LLC, as agent (incorporated by reference to Exhibit 10.15 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.10
First Amendment to ABL Credit Agreement, dated July 8, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.11
Second Amendment to ABL Credit Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.4 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.12
Guarantee and Collateral Agreement Supplement, dated September 18, 2020, by and between Eagle Oil and Gas Proppants Holdings LLC and Northern White Sand LLC, and CRS Proppants LLC, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.5 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.13‡
Master Product Purchase Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.14‡
Railcar Usage Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.15†
First Amendment to the Master Product Purchase Agreement and First Amendment to Railcar Usage Agreement, dated June 21, 2019, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019)

10.16†
Letter Agreement to Master Product Purchase Agreement, dated May 26, 2020, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

10.17†
Second Amendment to Master Product Purchase Agreement and Second Amendment to Railcar Usage Agreement, dated September 28, 2020, between Smart Sand, Inc. and Rice Drilling B, LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.18‡
Second Amended and Restated Master Product Purchase Agreement, dated September 10, 2019, by and between Smart Sand, Inc. and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 13, 2019)

10.19
Loan and Security Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

10.20
Settlement Agreement and Release, dated June 28, 2021, by and among Smart Sand, Inc., U.S. Well Services, LLC and U.S. Well Services, Inc. (incorporation by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on June 29, 2021)

10.21
Open Market Sale Agreement, dated as of November 9, 2021, by and among Smart Sand, Inc., Clearlake Capital Partners II (Master), L.P. and Jefferies LLC (incorporation by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.22‡
Master Product Purchase Agreement, dated effective August 1, 2021, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2021)

10.23*	Technical Report Summary, Frac Sand Resources and Reserves Oakdale Mine, Monroe County, Wisconsin
10.24*	Technical Report Summary, Frac Sand Resources and Reserves Utica Mine, Lasalle County, Illinois
10.25*	Smart Sand Resource Properties New Auburn Proppant Sand Property and Hixton Greenfield Property
21.1*	List of subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of John T. Boyd Company
31.1*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Mine Safety Disclosure Exhibit
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: March 8, 2022
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Charles E. Young	/s/ Lee E. Beckelman
Charles E. Young,	Lee E. Beckelman
Director and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)
(Principal Financial Officer)

/s/ José E. Feliciano	/s/ Andrew Speaker
José E. Feliciano	Andrew Speaker
Director	Director
(Co-Chairman of the Board)	(Co-Chairman of the Board)

/s/ Frank Porcelli	/s/ Timothy J. Pawlenty
Frank Porcelli	Timothy J. Pawlenty
Director	Director

/s/ Sharon Spurlin
Sharon Spurlin
Director