Form 10-Q
period 2022-03-31
Smart Sand, Inc.
filed 2022-05-11
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Number of shares of common stock outstanding, par value $0.001 per share, as of May 4, 2022: 44,504,848

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“ABL Credit Facility”, “ABL Credit Agreement”, “ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “ABL Credit Facility”) pursuant to: (i) an ABL Credit Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as amended from time to time (as amended, the “ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent, as amended from time to time (as amended, the “Security Agreement”).

“Oakdale Equipment Financing”, “MLA”	The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA is structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement (and not a lease) for accounting or financial reporting purposes.

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,698	$25,588
Accounts receivable	26,661	17,481
Unbilled receivables	1,515	1,884
Inventory	13,583	15,024
Prepaid expenses and other current assets	9,668	13,886
Total current assets	56,125	73,863
Property, plant and equipment, net	273,312	262,465
Operating lease right-of-use assets	29,506	29,828
Intangible assets, net	7,263	7,461
Other assets	364	402
Total assets	$366,570	$374,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,534	$8,479
Accrued expenses and other liabilities	12,599	14,073
Deferred revenue, current	11,470	9,842
Long-term debt, net, current	7,171	7,127
Operating lease liabilities, current	9,426	9,029
Total current liabilities	48,200	48,550
Deferred revenue, net	3,627	6,428
Long-term debt, net	13,258	15,353
Operating lease liabilities, long-term	22,576	23,690
Deferred tax liabilities, long-term, net	18,259	22,434
Asset retirement obligation	24,626	16,155
Other non-current liabilities	42	249
Total liabilities	130,588	132,859
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, 0.001 par value, 350,000,000 shares authorized; 43,935,779 issued and 42,102,378 outstanding at March 31, 2022; 43,567,743 issued and 41,962,863 outstanding at December 31, 2021	42	42
Treasury stock, at cost, 1,833,401 and 1,777,001 shares at March 31, 2022 and December 31, 2021, respectively	(4,662)	(4,535)
Additional paid-in capital	175,342	174,486
Retained earnings	64,670	70,593
Accumulated other comprehensive (loss) income	590	574
Total stockholders’ equity	235,982	241,160
Total liabilities and stockholders’ equity	$366,570	$374,019

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$38,289	$23,147
Shortfall revenue	1,915	1,741
Logistics revenue	1,401	2,562
Total revenue	41,605	27,450
Cost of goods sold	43,586	32,427
Gross profit	(1,981)	(4,977)
Operating expenses:
Salaries, benefits and payroll taxes	3,392	2,375
Depreciation and amortization	527	561
Selling, general and administrative	4,048	3,154
Total operating expenses	7,967	6,090
Operating loss	(9,948)	(11,067)
Other income (expenses):
Interest expense, net	(427)	(547)
Other income	212	198
Total other expenses, net	(215)	(349)
Loss before income tax benefit	(10,163)	(11,416)
Income tax benefit	(4,240)	(7,504)
Net loss	$(5,923)	$(3,912)
Net loss per common share:
Basic	$(0.14)	$(0.09)
Diluted	$(0.14)	$(0.09)
Weighted-average number of common shares:
Basic	42,087	41,629
Diluted	42,087	41,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(5,923)	$(3,912)
Other comprehensive income:
Foreign currency translation adjustment	16	125
Comprehensive loss	$(5,907)	$(3,787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three months ended March 31, 2022

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2021	41,962,863	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—	—	—	—	—	16	16
Vesting of restricted stock	179,630	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	826	—	—	826
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	16,285	—	—	—	25	—	—	25
Restricted stock buy back	(56,400)	—	56,400	(127)	—	—	—	(127)
Net loss	—	—	—	—	—	(5,923)	—	(5,923)
Balance at March 31, 2022	42,102,378	$42	1,833,401	$(4,662)	$175,342	$64,670	$590	$235,982

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Three months ended March 31, 2021

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	125	125
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	158,364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	678	—	—	678
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	19,483	—	—	—	17	—	—	17
Restricted stock buy back	(48,077)	—	48,077	(140)	—	—	—	(140)
Net loss	—	—	—	—	—	(3,912)	—	(3,912)
Balance at March 31, 2021	41,719,329	$42	1,666,342	$(4,274)	$171,931	$117,355	$548	285,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating activities:
Net loss	$(5,923)	$(3,912)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	6,568	6,375
Amortization of intangible assets	199	198
Loss on disposal of assets	—	2
Amortization of deferred financing cost	26	26
Accretion of debt discount	47	47
Deferred income taxes	(4,175)	(7,691)
Stock-based compensation, net	826	678
Employee stock purchase plan compensation	5	7
Changes in assets and liabilities:
Accounts receivable	(5,411)	3,062
Unbilled receivables	(3,399)	(88)
Inventory	1,441	1,590
Prepaid expenses and other assets	3,835	1,140
Deferred revenue	(1,173)	2,191
Accounts payable	(193)	1,332
Accrued and other expenses	(1,335)	(1,043)
Net cash (used in) provided by operating activities	(8,662)	3,914
Investing activities:
Acquisition of Blair facility	(6,547)	—
Purchases of property, plant and equipment	(3,768)	(2,213)
Proceeds from disposal of assets	—	(2)
Net cash used in investing activities	(10,315)	(2,215)
Financing activities:
Repayments of notes payable	(1,776)	(1,672)
Payments under finance leases	(35)	(31)
Payment of contingent consideration	—	(180)
Employee stock purchase plan issuance	25	17
Purchase of treasury stock	(127)	(141)
Net cash used in financing activities	(1,913)	(2,007)
Net decrease in cash and cash equivalents	(20,890)	(308)
Cash and cash equivalents at beginning of year	25,588	11,725
Cash and cash equivalents at end of period	$4,698	$11,417
Supplemental disclosure of cash flow information
Capitalized expenditures in accounts payable and accrued expenses	$157	$1,097
Issuance of acquisition common stock	$—	$20
Asset retirement obligation	$8,281	$737
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business & Market Update
Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company primarily operates as a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply, logistics and storage solutions. These operations include the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. The Company also offers proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Products Solutions (“IPS”) business in order to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
The Company commenced mining operations at its Oakdale, Wisconsin facility in July 2012. Through multiple expansions at Oakdale, the acquisition of the Utica, Illinois facility in September 2020, and the recent acquisition in March 2022 of the Blair, Wisconsin mine and processing facility, which is currently idled, the Company has current annual processing capacity of approximately 10.0 million tons.
The Company acquired rights in 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Utica, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022.
The Company provides complete logistics solutions through its frac sand facilities with direct access to four Class I rail lines, and has the ability to access all Class I rail lines within the United States and Canada.
The Company provides proppant storage and management solutions through its SmartSystems products and services under which it offers various solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo system includes passive and active dust suppression technology, along with the capability of a gravity-fed operation. The self-contained SmartPathTM transloader, is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM allows customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2021 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2021. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: impairment considerations of assets, including intangible assets, fixed assets, and inventory; estimated cost of future asset retirement obligations; fair value of acquired assets and assume liabilities; recoverability of deferred tax assets; inventory reserve; and the collectability of receivables; and certain liabilities.
Actual results could differ materially from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decrease in demand related to the coronavirus (“COVID-19”) pandemic caused dramatic swings in oil prices and significant volatility in the oilfield service sector since March 2020. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of December 31, 2021 and March 31, 2022, the Company had included $1,180 in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that materially affect the financial statements of the Company.

NOTE 3 — Acquisition
Asset Acquisition Blair Facility
On March 4, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”), pursuant to which the Company acquired all of the issued and outstanding limited liability company interest of Blair from HCR for aggregate cash consideration of $6,450, subject to customary purchase price adjustments as set forth in the Purchase Agreement (the “Transaction”).
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility, once operational, will have approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.
The Company accounted for this transaction as an asset acquisition based on an evaluation of the guidance in ASC 805. The Company determined that there was not a substantive process in place that generates outputs that can be sold to a customer, and therefore the acquisition did not meet the definition of a business. The Company recognized identifiable assets acquired on a relative fair value basis. All assets acquired are allocated to property, plant and equipment, net on the balance sheet as of March 31, 2022. The Company also recorded an increase to its asset retirement obligations and a corresponding increase in property plant and equipment in the amount of $8,281.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$6,450
Net working capital adjustments and capitalized costs	97
Total purchase consideration	$6,547

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 4 — Inventory
Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw material	$716	$293
Work in progress	1,708	3,082
Finished goods	6,540	7,269
Spare parts	4,619	4,380
Total inventory	$13,583	$15,024

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2022	December 31, 2021
Machinery, equipment and tooling	$32,390	$30,813
SmartSystems	27,544	27,343
Vehicles	3,173	3,066
Furniture and fixtures	1,329	1,325
Plant and building	200,099	199,958
Real estate properties	6,496	6,496
Railroad and sidings	33,591	27,703
Land and land improvements	40,152	35,652
Asset retirement obligation	28,818	20,536
Mineral properties	7,442	7,442
Deferred mining costs	2,455	2,455
Construction in progress	6,043	9,574
	389,532	372,363
Less: accumulated depreciation and depletion	116,220	109,898
Total property, plant and equipment, net	$273,312	$262,465

Depreciation expense was $6,362 and $6,177 for the three months ended March 31, 2022 and 2021, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2022	December 31, 2021
Employee related expenses	$2,020	$806
Accrued equipment expense	29	58
Accrued professional fees	441	691
Accrued royalties	2,875	2,701
Accrued freight and delivery charges	2,098	2,164
Accrued real estate tax	1,486	1,010
Accrued utilities	1,927	1,264
Sales tax liability	877	665
Income tax payable	—	2,332
Other accrued liabilities	846	2,382
Total accrued liabilities	$12,599	$14,073

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Oakdale Equipment Financing	$3,870	$3,814
Finance leases	114	117
Notes Payable	3,187	3,196
Long-term debt, net, current	$7,171	$7,127

Long-term debt, net of current portion consists of the following:

	March 31, 2022	December 31, 2021
ABL Credit Facility	$—	$—
Oakdale Equipment Financing, net	10,665	11,608
Finance Leases	205	234
Notes Payable	2,388	3,511
Long-term debt, net	$13,258	$15,353

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2022	$—	$3,479	$2,525	$98	$6,102
2023	—	4,639	2,073	245	6,957
2024	—	6,888	807	—	7,695
2025	—	1,724	187	—	1,911
2026	—	—	181	—	181
2027 and thereafter	—	—	175	—	175
Total minimum payments	—	16,730	5,948	343	23,021
Amount representing interest	—	(1,694)	(373)	(24)	(2,091)
Amount representing unamortized lender fees	—	(501)		—	(501)
Present value of payments				319
Less: current portion	—	(3,870)	(3,187)	(114)	(7,171)
Total long-term debt, net	$—	$10,665	$2,388	$205	$13,258

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of March 31, 2022 was $17,861 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of March 31, 2022, there were no amounts outstanding under the ABL Credit Facility, $1,000 letters of credit and $16,861 was available to be drawn. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%.
Notes Payable
The Company has entered into various financing arrangements, primarily to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, title to the subject equipment passes to the financial institutions as collateral. All notes payable bear interest at rates between 4.00% and 7.49%.

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Balance Sheet Location	March 31, 2022	December 31, 2021
Right-of-use assets
Operating	Operating right-of-use assets	$29,506	$29,828
Financing	Property, plant and equipment, net	194	262
Total right-of use assets		$29,700	$30,090

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$32,002	$32,719
Financing	Long-term debt, current and long-term portions	319	351
Total lease liabilities		$32,321	$33,070

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$35	$35
Interest on lease liabilities	6	8
Operating lease cost	2,807	2,887
Short-term lease cost	324	—
Total lease cost	$3,172	$2,930
Other information related to the Company’s leasing activity for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$6	$8
Operating cash flows used for operating leases	$3,202	$2,078
Financing cash flows used for finance leases	$35	$31

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,995	$—

Weighted average remaining lease term - finance leases	1.4 years	2.4 years
Weighted average discount rate - finance leases	6.60%	6.60%
Weighted average remaining lease term - operating leases	3.4 years	3.7 years
Weighted average discount rate - operating leases	5.81%	5.78%

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Maturities of the Company’s lease liabilities as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$7,789	$98	$7,887
2023	11,020	245	11,265
2024	8,448	—	8,448
2025	3,898	—	3,898
2026	2,872	—	2,872
Thereafter	1,579	—	1,579
Total cash lease payments	35,606	343	35,949
Less: amounts representing interest	(3,604)	(24)	(3,628)
Total lease liabilities	$32,002	$319	$32,321

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $24,626 as of March 31, 2022. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2021	$16,155
Additions and revisions of prior estimates	8,281
Accretion expense	190
Balance at March 31, 2022	$24,626

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2022		2021
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$38,289	92%	$23,147	85%
Shortfall revenue	1,915	5%	1,741	6%
Logistics revenue	1,401	3%	2,562	9%
Total revenue	$41,605	100%	$27,450	100%

The Company recorded $16,270 of deferred revenue on the balance sheet on December 31, 2021, of which $3,307 has been recognized in the three months ended March 31, 2022. Of the remaining amount, the Company expects to recognize $7,472 more through December 31, 2022 and the remainder through 2023.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 11 — Stock-Based Compensation
Equity Incentive Plan
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the Company’s board of directors and consultants of the Company. On April 3, 2020, the Company’s board of directors adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 2,088 shares. On July 27, 2021, the Company’s board of directors authorized 231 shares currently held in treasury stock for issuance under the 2016 Plan. During the three months ended March 31, 2022 and 2021, 15 and 0 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value per share of all the outstanding restricted stock was $1.78 - $7.79. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated statement of operations, $826 and $678 of compensation expense for the restricted stock during the three months ended March 31, 2022 and 2021, respectively. There is no impact to the cash flows of the Company related to stock-based compensation expense. At March 31, 2022, the Company had unrecognized compensation expense of $5,314 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2022	$1,824
2023	1,891
2024	1,136
2025	463
2026	—
Total	$5,314

The following table summarizes restricted stock activity under the Plans from December 31, 2021 through March 31, 2022:

	Number of Shares	Weighted Average
Unvested, December 31, 2021	3,151	$3.06
Granted	15	$1.78
Vested	(180)	$3.21
Forfeited	(513)	$2.64
Unvested, March 31, 2022	2,473	$3.12

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

NOTE 12 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
For the three months ended March 31, 2022 and 2021, the effective tax rate was approximately 41.7% and 65.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three months ended March 31, 2022 and 2021, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet as of March 31, 2022, related to its depletion deduction methodology, and a corresponding increase to the income tax expense on its condensed consolidated statement of operations. There was $2,163 liability for uncertain tax positions as of December 31, 2021 and there was no material change for the three months ended March 31, 2022.
As of March 31, 2022, the Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the deferred tax liabilities, long-term, net on its consolidated balance sheet, and a corresponding increase to the income tax expense on its condensed consolidated statement of operations. At December 31, 2021, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,574 and a corresponding increase to the income tax expense on its consolidated statements of operations and there was no material change for the three months ended March 31, 2022.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 13 — Concentrations
As of March 31, 2022, four customers accounted for 66% of the Company’s total accounts receivable. As of December 31, 2021, 59% of the Company’s total accounts receivable balance was with two customers.
During the three months ended March 31, 2022, 52% of the Company’s revenues were earned from three customers. During the three months ended March 31, 2021, 74% of the Company’s revenues were earned from three customers.
As of March 31, 2022, one vendor accounted for 14% of the Company’s accounts payable. As of December 31, 2021, one vendor accounted for 19% of the Company’s accounts payable.
During the three months ended March 31, 2022, one supplier accounted for 14% of the Company’s cost of goods sold. During the three months ended March 31, 2021, two suppliers accounted for 49% of the Company’s cost of goods sold.
The Company’s primary product is Northern White sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to these geographic areas of our mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

NOTE 14 — Commitments and Contingencies
Litigation
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of March 31, 2022 was $17,296.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2021 contained in our Annual Report on Form 10-K. We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). All share amounts are presented in thousands.

Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this Report, may adversely affect our results as indicated in forward-looking statements. You should read this Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview

The Company
We are a fully integrated frac sand supply and services company, offering complete mine to wellsite proppant supply and logistics solutions to our customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite storage silos, SmartPathTM transloader,

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations with 1.1 million tons of annual processing capacity in July 2012. After several expansions and acquisitions, we currently have 7.1 million tons of capacity with the ability to expand annual processing capacity to approximately 10.0 million tons of sand. Additionally, we believe the quality of our sand, the geographic locations of our mining and processing assets, and our logistics access to all Class 1 rail lines provides us with the opportunity to maximize our customer bases and sales opportunities.
We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. These terminals allow us to offer more efficient and sustainable delivery options to our customers.
We also offer to our customers portable wellsite storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system, and we believe the system has the ability to keep up with any hydraulic fracturing operation. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce tracking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.
We recently started our IPS business whereby we offer our sand to customers for various industrial purposes, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. While we are still in the early stages of this business, we believe that as it grows, it will provide us with the ability to diversify our sales and insulate us from some of the effects of price swings in the oil and gas industry.

Recent Acquisitions

On March 4, 2022, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”) pursuant to which we acquired all of the issued and outstanding limited liability company interest of Blair from HCR for aggregate cash consideration of $6.5 million, subject to customary working capital adjustments.

Market Trends
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future.
During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. We have seen an increase in the volume of sand sold since the global economy began reopening, however the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. As we enter 2022, supply and demand fundamentals have continued to

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

improve and during the quarter, frac sand prices began recovering from historic lows. However, we cannot predict if this trend will continue or if sand prices will increase, decrease or stabilize.
Northern White sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White sand. In particular, we believe that Northern White sand has logistical advantages in the Appalachian, Bakken, and western basins of Colorado and Wyoming. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. As the amount of sand per well continues to increase, we believe the delivery of sand to the operating basins by rail in bulk shipments to terminals in close proximity to drilling activity provides more sustainable and efficient delivery of sand to meet a customer’s long term proppant needs. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other solutions, will allow us to sell more sand when packaged with our last mile solutions. We believe the combination of our high quality Northern White sand delivered in bulk to in basin terminals and ultimately delivered to the wellsite through our SmartSystems wellsite proppant storage solutions provides our customers efficient and sustainable sand supply to the wellsite will reduce trucking and related fuel consumption for our customers, helping them to meet their goals to reduce their carbon footprint in their daily operations.
Demand in the IPS business is relatively stable as customers are spread over a wide range of industries including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more. The IPS business is primarily influenced by macroeconomic drivers such as consumer demand and population growth. We began our diversification into the IPS business in late 2021 and we expect to see continued growth throughout North America.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	$38,289	$23,147	15,142	65%
Shortfall revenue	1,915	1,741	174	10%
Logistics revenue	1,401	2,562	(1,161)	(45)%
Total revenue	41,605	27,450	14,155	52%
Cost of goods sold	43,586	32,427	11,159	34%
Gross profit	(1,981)	(4,977)	2,996	(60)%
Operating expenses:
Salaries, benefits and payroll taxes	3,392	2,375	1,017	43%
Depreciation and amortization	527	561	(34)	(6)%
Selling, general and administrative	4,048	3,154	894	28%
Total operating expenses	7,967	6,090	1,877	31%
Operating loss	(9,948)	(11,067)	1,119	(10)%
Other income (expenses):
Interest expense, net	(427)	(547)	120	(22)%
Other income	212	198	14	7%
Total other expenses, net	(215)	(349)	134	(38)%
Loss before income tax benefit	(10,163)	(11,416)	1,253	(11)%
Income tax benefit	(4,240)	(7,504)	3,264	(43)%
Net loss	$(5,923)	$(3,912)	$(2,011)	51%
Revenues
Revenues were $41.6 million for the three months ended March 31, 2022, during which time we sold approximately 852,000 tons of sand. Revenues for the three months ended March 31, 2021 were $27.5 million, during which time we sold approximately 760,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 were as follows:
•Sand sales revenue increased from $23.1 million for the three months ended March 31, 2021 to $38.3 million for the three months ended March 31, 2022 as a result of an increase in total volumes sold of approximately 12%. In addition to an increase in our volume, the 65% increase in our revenue is also attributable to higher average sales price of our sand.
•We had $1.9 million contractual shortfall revenue for the three months ended March 31, 2022 compared to $1.7 million of contractual shortfall revenue for the three months ended March 31, 2021. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $1.4 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021. The decrease in logistics revenue was due to the shift from mine gate sales to in-basin sales, which include transportation and any other handling services.
Cost of Goods Sold
Cost of goods sold was $43.6 million and $32.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase was primarily due to higher freight costs driven by a shift of sales to more in-basin deliveries.
Gross Profit
Gross profit was $(2.0) million and $(5.0) million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in the loss for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to higher sales volumes, higher average sales price of our sand relative to the cost to produce and deliver products to our customers and increased efficiencies that come with producing higher volumes of sand.
Operating Expenses
Operating expenses were $8.0 million and $6.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Salaries, benefits and payroll taxes increased to $3.4 million for the three months ended March 31, 2022 as compared to $2.4 million for the three months ended March 31, 2021, due primarily to accrued bonuses as management has reinstated a formal employee bonus plan based on company performance for 2022. Depreciation and amortization decreased slightly from $0.6 million for the three months ended March 31, 2021 to $0.5 million for the three months ended March 31, 2022. Selling, general and administrative expenses were $4.0 million for the three months ended March 31, 2022 compared to $3.2 million for the three months ended March 31, 2021. The increase in 2022 was primarily driven by higher travel costs post-COVID-19, increased royalty expense due to higher total volumes sold and development costs related to our Waynesburg terminal.
Interest Expense
We incurred $0.4 million and $0.5 million of net interest expense for the three months ended March 31, 2022 and March 31, 2021, respectively. We continue to reduce debt levels and decrease interest expense through scheduled amortizing payments.
Income Tax (Benefit)
For the three months ended March 31, 2022 and March 31, 2021, our effective tax rate was approximately 41.7% and 65.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of March 31, 2022, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of March 31, 2022, we determined it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $(5.9) million for the three months ended March 31, 2022 as compared to the net loss of $(3.9) million for the three months ended March 31, 2021. Gross profit improved however, operating expenses increased in the current period relative to the prior year period. Discrete income tax items created a lower tax benefit in the current period relative to the prior period.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per ton amounts)
Revenue	$41,605	$27,450
Cost of goods sold	43,586	32,427
Gross profit	(1,981)	(4,977)
Depreciation, depletion, and accretion of asset retirement obligations	6,231	6,013
Contribution margin	$4,250	$1,036
Contribution margin per ton	$4.99	$1.36
Total tons sold	852	760
Contribution margin was $4.3 million and $1.0 million, or $4.99 and $1.36 per ton sold, for the three months ended March 31, 2022 and 2021, respectively. The increase in overall contribution margin and contribution margin per ton was due primarily higher sales volumes, higher average sales prices and cost efficiencies realized from higher production volumes.

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
•our ability to incur and service debt and fund capital expenditures;
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(5,923)	$(3,912)
Depreciation, depletion and amortization	6,568	6,460
Income tax benefit	(4,240)	(7,504)
Interest expense	434	555
Franchise taxes	60	98
EBITDA	$(3,101)	$(4,303)
Loss on sale of fixed assets	—	2
Equity compensation (1)	674	685
Acquisition and development costs	337	23
Accretion of asset retirement obligations	190	114
Adjusted EBITDA	$(1,900)	$(3,479)
(1)Represents the non-cash expenses for stock-based awards issued to our employees and employee stock purchase plan compensation expense.

Adjusted EBITDA was $(1.9) million for the three months ended March 31, 2022 compared to $(3.5) million for the three months ended March 31, 2021. The increase in Adjusted EBITDA was primarily due to higher sales volumes, higher average

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

sales price of our sand relative to the cost to produce and deliver products to our customers, as well as increased efficiencies that come with producing higher volumes of sand.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per ton amounts)
Net cash (used in) provided by operating activities	$(8,662)	$3,914
Acquisition of Blair facility	(6,547)	—
Purchases of property, plant and equipment	(3,768)	(2,213)
Free cash flow	$(18,977)	$1,701
Free cash flow was $(19.0) million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021. The decrease in free cash flow was primarily attributable to purchase of Blair for $6.5 million, increase in accounts receivable, repayment of tax refund IRS mistakenly provided in prior period of $2.3 million, and increase in capital expenditures in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We expect the investments made in the current period will be cash-generating assets in the future.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of March 31, 2022, cash on hand was $4.7 million and we had $16.9 million in undrawn availability on our ABL Credit Facility.
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

Material Cash Requirements
Capital Requirements
We expect full year 2022 capital expenditures to be between $25.0 million and $30.0 million, which we anticipate will primarily support efficiency projects at Oakdale and Utica, capital related to the Waynesburg terminal and acquisition and incremental capital to purchase the Blair mine and processing facility, acquired on March 4, 2022, and to bring it online over the course of the year. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers. For the three months ended March 31, 2022, we spent approximately $3.8 million on capital expenditures.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Indebtedness
We have several debt facilities, including the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on this facility as of March 31, 2022 was $14.5 million. Minimum cash payments on this facility for the remainder of 2022 are anticipated to be $3.5 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment. Total debt under these notes payable as of March 31, 2022 was $5.6 million. Minimum cash payments on these notes payable for the remainder of 2022 are anticipated to be $2.5 million. There were no borrowings outstanding on our ABL Credit Facility as of March 31, 2022.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of its operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of March 31, 2022 were $32.0 million. Minimum cash payments on operating leases for the remainder of 2022 are anticipated to be $7.8 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 15 years.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $17.3 million and $8.6 million at March 31, 2022 and December 31, 2021, respectively. the increase in performance bonds is due primarily to the acquisition of the Blair facility and the assumption of performance bonds related to its potential future reclamation obligations.

Contractual Obligations
As of March 31, 2022, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the three months ended March 31, 2022, revenue from Rice Energy (a subsidiary of EQT Corporation), Halliburton, and Olympus accounted for 24.4%, 17.2%, and 10.0%, respectively, of total revenue. For the three months ended March 31, 2021, revenue from Rice Energy (a subsidiary of EQT Corporation), Halliburton, and Calfrac accounted for 35.1%, 25.5%, and 13.7%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2022.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: impairment considerations of assets, including intangible assets, fixed assets, and inventory; estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; recoverability of deferred tax assets; inventory reserve; and the collectability of receivables; and certain liabilities.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2022 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2022.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2022, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.

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

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

2.1
Membership Interest Purchase Agreement, dated March 4, 2022, by and among Smart Sand Inc., Hi-Crush Inc. and Hi-Crush Blair LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.

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

Smart Sand, Inc.

May 11, 2022	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

May 11, 2022	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)