Form 10-Q
period 2022-06-30
Smart Sand, Inc.
filed 2022-08-09
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Number of shares of common stock outstanding, par value $0.001 per share, as of August 2, 2022: 45,293,519

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,098	$25,588
Accounts receivable	32,224	17,481
Unbilled receivables	4,751	1,884
Inventory	16,875	15,024
Prepaid expenses and other current assets	9,197	13,886
Total current assets	65,145	73,863
Property, plant and equipment, net	270,593	262,465
Operating lease right-of-use assets	30,818	29,828
Intangible assets, net	7,065	7,461
Other assets	347	402
Total assets	$373,968	$374,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,698	$8,479
Accrued expenses and other liabilities	14,146	14,073
Current portion of deferred revenue	9,339	9,842
Current portion of long-term debt	6,869	7,127
Current portion of operating lease liabilities	10,663	9,029
Total current liabilities	53,715	48,550
Long-term deferred revenue	2,389	6,428
Long-term debt	14,783	15,353
Long-term operating lease liabilities	22,541	23,690
Deferred tax liabilities, long-term, net	19,170	22,434
Asset retirement obligation	24,816	16,155
Other non-current liabilities	42	249
Total liabilities	137,456	132,859
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 44,115,732 issued and 42,242,852 outstanding at June 30, 2022; 43,789,814 issued and 42,012,813 outstanding at December 31, 2021	42	42
Treasury stock, at cost, 1,872,880 and 1,777,001 shares at June 30, 2022 and December 31, 2021, respectively	(4,776)	(4,535)
Additional paid-in capital	176,150	174,486
Retained earnings	64,580	70,593
Accumulated other comprehensive income	516	574
Total stockholders’ equity	236,512	241,160
Total liabilities and stockholders’ equity	$373,968	$374,019

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$67,111	$28,801	$105,400	$51,948
Shortfall revenue	—	—	1,915	1,741
Logistics revenue	1,603	838	3,004	3,400
Total revenue	68,714	29,639	110,319	57,089
Cost of goods sold	59,743	31,999	103,329	64,426
Gross profit	8,971	(2,360)	6,990	(7,337)
Operating expenses:
Salaries, benefits and payroll taxes	3,225	2,285	6,617	4,660
Depreciation and amortization	563	577	1,090	1,138
Selling, general and administrative	3,795	3,855	7,843	7,009
Bad debt expense	1	19,592	1	19,592
Total operating expenses	7,584	26,309	15,551	32,399
Operating income (loss)	1,387	(28,669)	(8,561)	(39,736)
Other income (expenses):
Interest expense, net	(406)	(513)	(833)	(1,060)
Other income	56	3,467	268	3,665
Total other income (expenses), net	(350)	2,954	(565)	2,605
Income (loss) before income tax expense (benefit)	1,037	(25,715)	(9,126)	(37,131)
Income tax expense (benefit)	1,127	1,552	(3,113)	(5,952)
Net loss	$(90)	$(27,267)	$(6,013)	$(31,179)
Net loss per common share:
Basic	$0.00	$(0.65)	$(0.14)	$(0.75)
Diluted	$0.00	$(0.65)	$(0.14)	$(0.75)
Weighted-average number of common shares:
Basic	42,181	41,748	42,134	41,689
Diluted	42,181	41,748	42,134	41,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(90)	$(27,267)	$(6,013)	$(31,179)
Other comprehensive income (loss):
Foreign currency translation adjustment	(74)	44	(58)	169
Comprehensive loss	$(164)	$(27,223)	$(6,071)	$(31,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six Months Ended June 30, 2022

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2021	42,012,813	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—	—	—	—	—	16	16
Vesting of restricted stock	179,630	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	826	—	—	826
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	16,285	—	—	—	25	—	—	25
Purchase of treasury stock	(56,400)	—	56,400	(127)	—	—	—	(127)
Net loss	—	—	—	—	—	(5,923)	—	(5,923)
Balance at March 31, 2022	42,152,328	$42	1,833,401	$(4,662)	$175,342	$64,670	$590	$235,982
Foreign currency translation adjustment	—	—	—	—	—	—	(74)	(74)
Vesting of restricted stock	130,003	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	802	—	—	802
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Purchase of treasury stock	(39,479)	—	39,479	(114)	—	—	—	(114)
Net loss	—	—	—	—	—	(90)	—	(90)
Balance at June 30, 2022	42,242,852	$42	1,872,880	$(4,776)	$176,150	$64,580	$516	$236,512

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Six Months Ended June 30, 2021

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	125	125
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	158,364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	678	—	—	678
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	19,483	—	—	—	17	—	—	17
Purchase of treasury stock	(48,077)	—	48,077	(140)	—	—	—	(140)
Net loss	—	—	—	—	—	(3,912)	—	(3,912)
Balance at March 31, 2021	41,719,329	$42	1,666,342	$(4,274)	$171,931	$117,355	$548	285,602
Foreign currency translation adjustment	—	—	—	—	—	—	44	44
Vesting of restricted stock	162,253	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	574	—	—	574
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Purchase of treasury stock	(48,793)	—	48,793	(148)	—	—	—	(148)
Net loss	—	—	—	—	—	(27,267)	—	(27,267)
Balance at June 30, 2021	41,832,789	$42	1,715,135	$(4,422)	$172,512	$90,088	$592	$258,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities:
Net loss	$(6,013)	$(31,179)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	13,206	12,604
Amortization of intangible assets	398	398
Gain on disposal of assets	(16)	(58)
Provision for bad debt	1	19,592
Amortization of deferred financing cost	53	53
Accretion of debt discount	93	93
Deferred income taxes	(3,264)	(5,839)
Stock-based compensation, net	1,628	1,252
Employee stock purchase plan compensation	11	14
Changes in assets and liabilities:
Accounts receivable	(10,974)	39,756
Unbilled receivables	(6,635)	(1,094)
Inventory	(1,850)	3,199
Prepaid expenses and other assets	1,854	(2,391)
Deferred revenue	(4,542)	1,215
Accounts payable	3,229	1,698
Accrued and other expenses	1,872	(2,833)
Net cash (used in) provided by operating activities	(10,949)	36,480
Investing activities:
Acquisition of Blair facility	(6,547)	—
Purchases of property, plant and equipment	(5,137)	(5,043)
Proceeds from disposal of assets	—	2
Net cash used in investing activities	(11,684)	(5,041)
Financing activities:
Repayments of notes payable	(3,581)	(3,370)
Payments under finance leases	(60)	(65)
Proceeds from revolving credit facility	3,000	—
Payment of contingent consideration	—	(180)
Employee stock purchase plan issuance	25	17
Purchase of treasury stock	(241)	(288)
Net cash used in financing activities	(857)	(3,886)
Net decrease in cash and cash equivalents	(23,490)	27,553
Cash and cash equivalents at beginning of year	25,588	11,725
Cash and cash equivalents at end of period	$2,098	$39,278
Supplemental disclosure of cash flow information
Capitalized expenditures in accounts payable and accrued expenses	$927	$172
Issuance of acquisition common stock	$—	$20
Asset retirement obligation	$8,281	$737
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business & Market Update
Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in The Woodlands, Texas. The Company primarily operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. The Company also offers proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Products Solutions (“IPS”) business in order to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
The Company commenced mining operations at its Oakdale, Wisconsin facility in July 2012. Through multiple expansions at Oakdale and the acquisition of the Utica, Illinois facility in September 2020, the Company has current annual processing capacity of approximately 7.1 million tons. With the acquisition of the Blair, Wisconsin mine and processing facility in March 2022, which is currently idled, we have the ability to expand to approximately 10.0 million tons should the Company decide to bring the Blair facility online.
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
The Company provides complete logistics solutions through its mine sites and transload facilities with direct access to four Class I rail lines, and has the ability to access all Class I rail lines within the United States and Canada.
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
Actual results could differ materially from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decreases in demand related to the coronavirus (“COVID-19”) pandemic in 2020 and 2021 and the ongoing conflict in Ukraine have caused dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of December 31, 2021 and June 30, 2022, the Company included $4,676 and $4,317, respectively, in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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
The Company accounted for this transaction as an asset acquisition based on an evaluation of the guidance in ASC 805. The Company determined that there was not a substantive process in place that generates outputs that can be sold to a customer, and therefore the acquisition did not meet the definition of a business. The Company recognized identifiable assets acquired on a relative fair value basis. All assets acquired are allocated to property, plant and equipment, net on the balance sheet as of March 31, 2022. The Company also recorded an increase to its asset retirement obligations and a corresponding increase in purchases of property plant and equipment in the amount of $8,281 for the six months ended June 30, 2022.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$6,450
Net working capital adjustments and capitalized costs	97
Total purchase consideration	$6,547

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 4 — Inventory
Inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw material	$727	$293
Work in progress	3,063	3,082
Finished goods	8,349	7,269
Spare parts	4,736	4,380
Total inventory	$16,875	$15,024

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2022	December 31, 2021
Machinery, equipment and tooling	$32,993	$30,813
SmartSystems	27,534	27,343
Vehicles	3,199	3,066
Furniture and fixtures	1,336	1,325
Plant and building	200,129	199,958
Real estate properties	6,507	6,496
Railroad and sidings	33,622	27,703
Land and land improvements	40,172	35,652
Asset retirement obligation	28,818	20,536
Mineral properties	7,442	7,442
Deferred mining costs	2,455	2,455
Construction in progress	9,064	9,574
	393,271	372,363
Less: accumulated depreciation and depletion	122,678	109,898
Total property, plant and equipment, net	$270,593	$262,465

Depreciation expense was $6,449 and $6,037 for the three months ended June 30, 2022 and 2021, respectively, and $12,810 and $12,213 for the six months ended June 30, 2022 and 2021, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2022	December 31, 2021
Employee related expenses	$1,615	$806
Accrued equipment expense	—	58
Accrued professional fees	410	691
Accrued royalties	2,617	2,701
Accrued freight and delivery charges	3,818	2,164
Accrued real estate tax	1,206	1,010
Accrued utilities	1,720	1,264
Sales tax liability	666	665
Income tax payable	—	2,332
Other accrued liabilities	2,094	2,382
Total accrued liabilities	$14,146	$14,073

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Oakdale Equipment Financing	3,926	3,814
Finance leases	115	117
Notes payable	2,828	3,196
Long-term debt, net, current	$6,869	$7,127

Long-term debt, net of current portion consists of the following:

	June 30, 2022	December 31, 2021
ABL Credit Facility	$3,000	$—
Oakdale Equipment Financing, net	9,709	11,608
Finance leases	176	234
Notes payable	1,898	3,511
Long-term debt, net	$14,783	$15,353

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2022	$—	$2,319	$1,596	$66	$3,981
2023	—	4,639	2,073	245	6,957
2024	3,000	6,888	807	—	10,695
2025	—	1,724	187	—	1,911
2026	—	—	181	—	181
2027 and thereafter	—	—	174	—	174
Total minimum payments	3,000	15,570	5,018	311	23,899
Amount representing interest	—	(1,481)	(292)	(20)	(1,793)
Amount representing unamortized lender fees	—	(454)	—	—	(454)
Present value of payments				291
Less: current portion	—	(3,926)	(2,828)	(115)	(6,869)
Total long-term debt, net	$3,000	$9,709	$1,898	$176	$14,783

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2022 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of June 30, 2022, there was $3,000 outstanding under the ABL Credit Facility, $1,000 letters of credit and $16,000 was available to be drawn. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
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

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Balance Sheet Location	June 30, 2022	December 31, 2021
Right-of-use assets
Operating	Operating right-of-use assets	$30,818	$29,828
Financing	Property, plant and equipment, net	161	262
Total right-of use assets		$30,979	$30,090

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$33,204	$32,719
Financing	Long-term debt, current and long-term portions	291	351
Total lease liabilities		$33,495	$33,070

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of right-of-use assets	$31	$35	$66	$70
Interest on lease liabilities	5	7	11	15
Operating lease cost	3,073	2,878	5,880	5,765
Short-term lease cost	122	34	446	34
Total lease cost	$3,231	$2,954	$6,403	$5,884

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$11	$150
Operating cash flows used for operating leases	$6,384	$4,693
Financing cash flows used for finance leases	$60	$65

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,948	$—

Weighted average remaining lease term - finance leases	1.3 years	2.0 years
Weighted average discount rate - finance leases	6.87%	6.60%
Weighted average remaining lease term - operating leases	3.2 years	3.7 years
Weighted average discount rate - operating leases	5.81%	5.80%

Maturities of the Company’s lease liabilities as of June 30, 2022 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$5,865	$66	$5,931
2023	12,199	245	12,444
2024	9,230	—	9,230
2025	4,422	—	4,422
2026	3,191	—	3,191
Thereafter	1,806	—	1,806
Total cash lease payments	36,713	311	37,024
Less: amounts representing interest	(3,509)	(20)	(3,529)
Total lease liabilities	$33,204	$291	$33,495

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $24,816 as of June 30, 2022. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2021	$16,155
Additions and revisions of prior estimates	8,282
Accretion expense	379
Balance at June 30, 2022	$24,816

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$67,111	98%	$28,801	97%	$105,400	95%	$51,948	91%
Shortfall revenue	—	—%	—	—%	1,915	2%	1,741	3%
Logistics revenue	1,603	2%	838	3%	3,004	3%	3,400	6%
Total revenue	$68,714	100%	$29,639	100%	$110,319	100%	$57,089	100%

The Company recorded $16,270 of deferred revenue on the consolidated balance sheet as of December 31, 2021, of which $5,493 has been recognized in the six months ended June 30, 2022. Of the remaining amount, the Company expects to recognize $4,556 through December 31, 2022 and the remainder through 2023.

NOTE 11 — Stock-Based Compensation
Equity Incentive Plan
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the Company’s board of directors and consultants of the Company. On April 3, 2020, the Company’s board of directors adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 2,088 shares. On July 27, 2021, the Company’s board of directors authorized 231 shares currently held in treasury stock for issuance under the 2016 Plan. On April 22, 2022, the board of directors adopted an amendment to the 2016 Plan to increase the number of shares of common stock authorized for issuance by an additional 3,900 shares.
During the six months ended June 30, 2022 and 2021, 824 and 0 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value per share of all the outstanding restricted stock was $1.78 - $5.77. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated statement of operations, $802 and $572 of compensation expense for the restricted stock during the three months ended June 30, 2022 and 2021, respectively. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated statement of operations, $1,628 and $1,252 of compensation expense for the restricted stock during the six months ended June 30, 2022 and 2021, respectively. There is no impact to the cash flows of the Company related to stock-based compensation expense. At June 30, 2022, the Company had unrecognized compensation expense of $7,155 related to granted but unvested stock awards, which is to be recognized as follows:

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Remainder of 2022	$1,526
2023	2,684
2024	1,845
2025	955
2026	145
Total	$7,155

The following table summarizes restricted stock activity under the Plans from December 31, 2021 through June 30, 2022:

	Number of Shares	Weighted Average
Unvested, December 31, 2021	3,151	$3.06
Granted	824	$3.43
Vested	(310)	$4.75
Forfeited	(577)	$2.68
Unvested, June 30, 2022	3,088	$3.01

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
For the three months ended June 30, 2022 and 2021, the effective tax rate was approximately 108.7% and (6.0)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2022 and 2021, the effective tax rate was approximately 34.1% and 16.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and six months ended June 30, 2022 and 2021, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet as of June 30, 2022, related to its depletion deduction methodology, and a corresponding increase to the income tax expense on its condensed consolidated statement of operations. There was $2,163 liability for uncertain tax positions as of December 31, 2021 and there was no material change for the six months ended June 30, 2022.
As of June 30, 2022, the Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the deferred tax liabilities, long-term, net on its consolidated balance sheet, and a corresponding increase to the income tax expense on its condensed consolidated statement of operations. At December 31, 2021, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,574 and a corresponding increase to the income tax expense on its consolidated statements of operations and there was no material change for the three and six months ended June 30, 2022.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 13 — Concentrations
As of June 30, 2022 three customers accounted for 69% of the Company’s total accounts receivable. As of December 31, 2021, 59% of the Company’s total accounts receivable balance was with two customers.
During the three months ended June 30, 2022, 72% of the Company’s revenues were earned from three customers. During the three months ended June 30, 2021, 75% of the Company’s revenues were earned from four customers. During the six months ended June 30, 2022, 57% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2021, 66% of the Company’s revenues were earned from three customers.
As of June 30, 2022, one vendor accounted for 10% of the Company’s accounts payable. As of December 31, 2021, one vendor accounted for 19% of the Company’s accounts payable.
During the three months ended June 30, 2022, two suppliers accounted for 37% of the Company’s cost of goods sold. During the three months ended June 30, 2021, two suppliers accounted for 53% of the Company’s cost of goods sold. During the six months ended June 30, 2022, two suppliers accounted for 31% of the Company’s cost of goods sold. During the six months ended June 30, 2021, two suppliers accounted for 51% of the Company’s cost of goods sold.
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of June 30, 2022 was $17,651.

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

Overview

The Company
We are a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
storage silos and SmartPathTM transloader, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale facility with 1.1 million tons of annual processing capacity in July 2012. We currently have 7.1 million tons of annual capacity at our Oakdale and Utica facilities with the ability to expand annual processing capacity to approximately 10.0 million tons of sand should we bring the Blair facility online.
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
In the fourth quarter of 2021 we started our IPS business whereby we offer our sand to customers for various industrial purposes, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. While we are still in the early stages of this business, we believe that as it grows, it will provide us with the ability to diversify our sales into more stable, consumer-driven products to help mitigate price volatility in the oil and gas industry.

Recent Acquisitions

On March 4, 2022, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”) pursuant to which we acquired all of the issued and outstanding limited liability company interest of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary working capital adjustments.

Market Trends
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future.
During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. However, the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. Through the first six months of 2022, supply and demand fundamentals have continued to improve and frac sand prices began recovering from previous historic lows.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Additionally, the ongoing conflict in the Ukraine has also contributed to dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. However, we cannot predict if this trend will continue or if sand prices will increase, decrease or stabilize.
Northern White sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White sand. In particular, we believe that Northern White sand has logistical advantages in the Appalachian basin, Bakken basin, the western basins of Colorado, Wyoming, and in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. As the amount of sand per well continues to increase, we believe the delivery of sand to the operating basins by rail in bulk shipments to terminals in close proximity to drilling activity provides more sustainable and efficient delivery of sand to meet a customer’s long term proppant needs. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other sand storage solutions, will allow us to sell more sand when packaged with our last mile solutions. We believe the combination of our high quality Northern White sand delivered in bulk to in basin terminals and ultimately delivered to the wellsite through our SmartSystems wellsite proppant storage solutions provides our customers efficient and sustainable sand supply to the wellsite that will reduce trucking and related fuel consumption for our customers, helping them to meet their goals to reduce their carbon footprint in their daily operations.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

Revenues:
Sand sales revenue	$67,111	$28,801	$38,310	133%
Logistics revenue	1,603	838	765	91%
Total revenue	68,714	29,639	39,075	132%
Cost of goods sold	59,743	31,999	27,744	87%
Gross profit	8,971	(2,360)	11,331	(480)%
Operating expenses:
Salaries, benefits and payroll taxes	3,225	2,285	940	41%
Depreciation and amortization	563	577	(14)	(2)%
Selling, general and administrative	3,795	3,855	(60)	(2)%
Bad debt expense	1	19,592	(19,591)	(100)%
Total operating expenses	7,584	26,309	(18,725)	(71)%
Operating income (loss)	1,387	(28,669)	30,056	(105)%
Other income (expenses):
Interest expense, net	(406)	(513)	107	(21)%
Other income	56	3,467	(3,411)	(98)%
Total other income (expenses), net	(350)	2,954	(3,304)	(112)%
Income (loss) before income tax expense (benefit)	1,037	(25,715)	26,752	(104)%
Income tax expense (benefit)	1,127	1,552	(425)	(27)%
Net loss	$(90)	$(27,267)	$27,177	(100)%
Revenues
Revenues were $68.7 million for the three months ended June 30, 2022, during which time we sold approximately 1,196,000 tons of sand. Revenues for the three months ended June 30, 2021 were $29.6 million, during which time we sold approximately 767,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 were as follows:
•Sand sales revenue increased from $28.8 million for the three months ended June 30, 2021 to $67.1 million or 133% for the three months ended June 30, 2022 as a result of an increase in total volumes sold of approximately 56% and higher average sale prices of our sand. Higher demand relative to supply for oil and natural gas has led to increased prices in oil and natural gas which we believe has led to increased demand for frac sand resulting in higher sand prices.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $1.6 million for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021. The increase in logistics revenue was due to a higher utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $59.7 million and $32.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs and freight costs that accompany higher volumes. Additionally, higher labor costs and utilities have also contributed to an increase in cost of goods sold.
Gross Profit
Gross profit was $9.0 million for the three months ended June 30, 2022, compared to $(2.4) million for the three months ended June 30, 2021. The increase in profitability for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $7.6 million and $26.3 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2021, we recorded non-cash bad debt expense of $19.6 million, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under the Settlement Agreement and Release, dated as of June 28, 2021 (the “Settlement Agreement”), by and between the Company and U.S. Well Services, LLC (“U.S. Well”). Salaries, benefits and payroll taxes increased to $3.2 million for the three months ended June 30, 2022 as compared to $2.3 million for the three months ended June 30, 2021, due primarily to accrued bonuses as management has reinstated a formal employee bonus plan based on company performance for 2022 and increased staffing to support our IPS business segment. Depreciation and amortization remained constant at $0.6 million for the three months ended June 30, 2022 and 2021. Selling, general and administrative expenses were $3.8 million for the three months ended June 30, 2022 compared to $3.9 million for the three months ended June 30, 2021.
Other Income
In 2021 we qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three months ended June 30, 2021, we recorded $3.4 million in employee retention credits, whereas for the three months ended June 30, 2022, we did not record any employee retention credits.
Interest Expense
We incurred $0.4 million and $0.5 million of net interest expense for the three months ended June 30, 2022 and 2021, respectively.
Income Tax Expense (Benefit)
For the three months ended June 30, 2022 and 2021, our effective tax rate was approximately 108.7% and (6.0)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of June 30, 2022, we have recorded a liability for uncertain tax positions included in deferred tax liabilities, long-term, net on our balance sheet, related to our depletion deduction methodology. As of June 30, 2022, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $(0.1) million for the three months ended June 30, 2022 as compared to net loss of $(27.3) million for the three months ended June 30, 2021. The decrease in net loss is attributable to an increase in total volumes sold and higher average sale prices of our sand. Additionally, the difference was also due to non-cash bad debt expense recorded against the residual balance of accounts receivable that were previously the subject of litigation for the three months ended June 30, 2021.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	$105,400	$51,948	53,452	103%
Shortfall revenue	1,915	1,741	174	10%
Logistics revenue	3,004	3,400	(396)	(12)%
Total revenue	110,319	57,089	53,230	93%
Cost of goods sold	103,329	64,426	38,903	60%
Gross profit	6,990	(7,337)	14,327	(195)%
Operating expenses:
Salaries, benefits and payroll taxes	6,617	4,660	1,957	42%
Depreciation and amortization	1,090	1,138	(48)	(4)%
Selling, general and administrative	7,843	7,009	834	12%
Bad debt expense	1	19,592	(19,591)	(100)%
Total operating expenses	15,551	32,399	(16,848)	(52)%
Operating income (loss)	(8,561)	(39,736)	31,175	(78)%
Other income (expenses):
Interest expense, net	(833)	(1,060)	227	(21)%
Other income	268	3,665	(3,397)	(93)%
Total other income (expenses), net	(565)	2,605	(3,170)	(122)%
Loss before income tax benefit	(9,126)	(37,131)	28,005	(75)%
Income tax benefit	(3,113)	(5,952)	2,839	(48)%
Net loss	$(6,013)	$(31,179)	$25,166	(81)%
Revenues
Revenues were $110.3 million for the six months ended June 30, 2022, during which time we sold approximately 2,048,000 tons of sand. Revenues for the six months ended June 30, 2021 were $57.1 million, during which time we sold approximately 1,527,000 tons of sand. The key factors contributing to the increase in revenues for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 were as follows:
•Sand sales revenue increased from $51.9 million for the six months ended June 30, 2021 to $105.4 million for the six months ended June 30, 2022 as a result of an increase in total volumes sold of approximately 34%. In addition to an increase in our volume, the 103% increase in our revenue is also attributable to higher average sale prices of our sand. Sand prices have increased due to a shift in supply and demand, which we believe is driven by increased prices in oil and natural gas.
•We had $1.9 million contractual shortfall revenue for the six months ended June 30, 2022 compared to $1.7 million of contractual shortfall revenue for the six months ended June 30, 2021. Our customer contracts dictate whether shortfall is earned quarterly or at the end of their respective contract year. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services, and SmartSystems rentals, was approximately $3.0 million for the six months ended June 30, 2022 compared to $3.4

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

million for the six months ended June 30, 2021. The decrease in logistics revenue was due to the shift from mine gate sales to in-basin sales, which include transportation and any other handling services, partially offset by higher utilization of our SmartSystems fleet.
Cost of Goods Sold
Cost of goods sold was $103.3 million and $64.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs and freight costs that accompany higher volumes. Additionally higher labor costs and utilities have also contributed to an increase in cost of goods sold.
Gross Profit
Gross profit was $7.0 million and $(7.3) million for the six months ended June 30, 2022 and June 30, 2021, respectively. The improvement in the gross profit for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating expenses were $15.6 million and $32.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. For the six months ended June 30, 2021, we recorded non-cash bad debt expense of $19.6 million, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under the Settlement Agreement. Salaries, benefits and payroll taxes increased to $6.6 million for the six months ended June 30, 2022 as compared to $4.7 million for the six months ended June 30, 2021, due primarily to accrued bonuses as management has reinstated a formal employee bonus plan based on company performance for 2022 and increased staffing to support our IPS business segment. Depreciation and amortization remained constant at $1.1 million for the six months ended June 30, 2022 and June 30, 2021. Selling, general and administrative expenses increased to $7.8 million for the six months ended June 30, 2022 compared to $7.0 million for the six months ended June 30, 2021, primarily driven by higher travel costs post-COVID-19, increased royalty expense due to higher total volumes sold and development costs related to our Waynesburg terminal.
Interest Expense
We incurred $0.8 million and $1.1 million of net interest expense for the six months ended June 30, 2022 and June 30, 2021, respectively. We continue to reduce debt levels and decrease interest expense through scheduled amortizing payments.
Income Tax Benefit
For the six months ended June 30, 2022 and June 30, 2021, our effective tax rate was approximately 34.1% and 16.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of June 30, 2022, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of June 30, 2022, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $(6.0) million for the six months ended June 30, 2022 as compared to net loss of $(31.2) million for the six months ended June 30, 2021. The decrease in net loss is attributable to an increase in total volumes sold and higher average sale prices of our sand in addition to non-cash bad debt expense recorded against the residual balance of accounts receivable that were previously the subject of litigation in June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per ton amounts)
Revenue	$68,714	$29,639	$110,319	$57,089
Cost of goods sold	59,743	31,999	103,329	64,426
Gross profit	8,971	(2,360)	6,990	(7,337)
Depreciation, depletion, and accretion of asset retirement obligations	6,283	5,851	12,514	11,864
Contribution margin	$15,254	$3,491	$19,504	$4,527
Contribution margin per ton	$12.75	$4.55	$9.52	$2.96
Total tons sold	1,196	767	2,048	1,527
Contribution margin was $15.3 million and $3.5 million, or $12.75 and $4.55 per ton sold, for the three months ended June 30, 2022 and 2021, respectively. For the six months ended contribution margin was $19.5 million and $4.5 million, or $9.52 and $2.96 per ton sold, for the six months ended June 30, 2022 and 2021, respectively. The increase in overall contribution margin and contribution margin per ton was due primarily higher sales volumes and higher average sale prices relative to the cost to produce and deliver products to our customers.

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
We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(90)	$(27,267)	$(6,013)	$(31,179)
Depreciation, depletion and amortization	6,658	6,317	13,225	12,777
Income tax expense (benefit)	1,127	1,552	(3,113)	(5,952)
Interest expense	417	515	851	1,070
Franchise taxes	131	97	191	195
EBITDA	$8,243	$(18,786)	$5,141	$(23,089)
Gain on sale of fixed assets	(16)	(60)	(16)	(58)
Equity compensation	636	581	1,311	1,266
Acquisition and development costs	—	(5)	337	18
Accretion of asset retirement obligations	190	111	379	225
Adjusted EBITDA	$9,159	$(21,511)	$7,258	$(24,990)
Adjusted EBITDA was $9.2 million for the three months ended June 30, 2022 compared to $(21.5) million for the three months ended June 30, 2021. Adjusted EBITDA was $7.3 million for the six months ended June 30, 2022 compared to $(25.0) million for the six months ended June 30, 2021. The increase in Adjusted EBITDA was primarily due to higher sales volumes, and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per ton amounts)
Net cash (used in) provided by operating activities	$(2,287)	$32,566	$(10,949)	$36,480
Acquisition of Blair facility	—	—	(6,547)	—
Purchases of property, plant and equipment	(1,369)	(2,830)	(5,137)	(5,043)
Free cash flow	$(3,656)	$29,736	$(22,633)	$31,437
Free cash flow was $(3.7) million for the three months ended June 30, 2022 compared to $29.7 million for the three months ended June 30, 2021.
Free cash flow was $(22.6) million for the six months ended June 30, 2022 compared to $31.4 million for the six months ended June 30, 2021. The decrease in free cash flow was primarily attributable to purchase of Blair for $6.5 million, increase in accounts receivable, repayment of tax refund IRS mistakenly provided in prior period of $2.3 million, and increase in unbilled receivables in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. We expect that the investments made in the current period will be cash-generating assets in the future.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of June 30, 2022, cash on hand was $2.1 million and we had $16.0 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.

Material Cash Requirements
Capital Requirements
We expect full year 2022 capital expenditures to be between $20.0 million and $25.0 million, which we anticipate will primarily support efficiency projects at Oakdale and Utica, capital related to the Waynesburg terminal. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers. For the six months ended June 30, 2022, we spent approximately $5.1 million on capital expenditures.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Indebtedness
We have several debt facilities, including the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on this facility as of June 30, 2022 was $13.6 million. Minimum cash payments on this facility for the remainder of 2022 are anticipated to be $2.3 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment. Total debt under these notes payable as of June 30, 2022 was $4.7 million. Minimum cash payments on these notes payable for the remainder of 2022 are anticipated to be $1.6 million. There was $3.0 million outstanding on our ABL Credit Facility as of June 30, 2022.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of its operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of June 30, 2022 were $33.2 million. Minimum cash payments on operating leases for the remainder of 2022 are anticipated to be $5.9 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 15 years.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $17.7 million and $8.6 million at June 30, 2022 and December 31, 2021, respectively. The increase in performance bonds is due primarily to the acquisition of the Blair facility and the assumption of performance bonds related to its potential future reclamation obligations.

Contractual Obligations
As of June 30, 2022, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the six months ended June 30, 2022, revenue from EQT Production Corporation, Halliburton Energy Services, and Encino Energy accounted for 28.3%, 18.7%, and 10.1%, respectively, of total revenue. For the six months ended June 30, 2021, revenue from Rice Energy (a predecessor of EQT Production Corporation), Halliburton Energy Services, and Enerplus accounted for 30.9%, 21.8%, and 13.0%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2022.
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
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decreases in demand related to COVID-19 pandemic in 2020 and 2021 and the ongoing conflict in Ukraine have caused dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector since. We continue to actively monitor the global impact of current events, but we are currently unable to estimate the impact of these events on our future financial position and results of operations or give any assurances that these events will not have a material adverse effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. The balance on our ABL Credit Facility as of June 30, 2022 was $3.0 million. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the six months ended June 30, 2022 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2022.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2022, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.

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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1*	Amendment No. 1 to Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
101.INS	Extracted XBRL Instance Document - the instance document does not appear in the Interactive Data File as XBRL tags are embedded in the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.
†	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

August 9, 2022	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

August 9, 2022	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)