Form 10-Q
period 2022-09-30
Smart Sand, Inc.
filed 2022-11-08
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Number of shares of common stock outstanding, par value $0.001 per share, as of November 1, 2022: 45,276,607

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,371	$25,588
Accounts receivable	32,902	17,481
Unbilled receivables	1,292	1,884
Inventory	20,618	15,024
Prepaid expenses and other current assets	7,405	13,886
Total current assets	72,588	73,863
Property, plant and equipment, net	267,210	262,465
Operating lease right-of-use assets	28,418	29,828
Intangible assets, net	6,867	7,461
Other assets	315	402
Total assets	$375,398	$374,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,634	$8,479
Accrued expenses and other liabilities	16,267	14,073
Current portion of deferred revenue	9,905	9,842
Current portion of long-term debt	6,495	7,127
Current portion of operating lease liabilities	10,560	9,029
Total current liabilities	54,861	48,550
Long-term deferred revenue	—	6,428
Long-term debt	16,289	15,353
Long-term operating lease liabilities	19,989	23,690
Deferred tax liabilities, long-term, net	19,650	22,434
Asset retirement obligation	25,006	16,155
Other non-current liabilities	42	249
Total liabilities	135,837	132,859
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 44,607,002 issued and 42,647,334 outstanding at September 30, 2022; 43,789,814 issued and 42,012,813 outstanding at December 31, 2021	42	42
Treasury stock, at cost, 1,959,668 and 1,777,001 shares at September 30, 2022 and December 31, 2021, respectively	(4,986)	(4,535)
Additional paid-in capital	176,992	174,486
Retained earnings	67,263	70,593
Accumulated other comprehensive income	250	574
Total stockholders’ equity	239,561	241,160
Total liabilities and stockholders’ equity	$375,398	$374,019

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$66,663	$31,343	$172,063	$83,291
Shortfall revenue	2,681	2,680	4,596	4,421
Logistics revenue	2,248	456	5,252	3,856
Total revenue	71,592	34,479	181,911	91,568
Cost of goods sold	60,163	36,526	163,492	100,952
Gross profit	11,429	(2,047)	18,419	(9,384)
Operating expenses:
Salaries, benefits and payroll taxes	3,554	2,490	10,171	7,150
Depreciation and amortization	556	352	1,646	1,490
Selling, general and administrative	3,542	3,867	11,385	10,876
Bad debt expense	—	—	1	19,592
Total operating expenses	7,652	6,709	23,203	39,108
Operating income (loss)	3,777	(8,756)	(4,784)	(48,492)
Other income (expenses):
Interest expense, net	(411)	(467)	(1,244)	(1,527)
Other income	148	1,792	416	5,457
Total other income (expenses), net	(263)	1,325	(828)	3,930
Income (loss) before income tax expense (benefit)	3,514	(7,431)	(5,612)	(44,562)
Income tax expense (benefit)	831	(169)	(2,282)	(6,121)
Net income (loss)	$2,683	$(7,262)	$(3,330)	$(38,441)
Net income (loss) per common share:
Basic	$0.06	$(0.17)	$(0.08)	$(0.92)
Diluted	$0.06	$(0.17)	$(0.08)	$(0.92)
Weighted-average number of common shares:
Basic	42,522	41,850	42,265	41,743
Diluted	42,524	41,850	42,265	41,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$2,683	$(7,262)	$(3,330)	$(38,441)
Other comprehensive income (loss):
Foreign currency translation adjustment	(266)	(239)	(324)	(70)
Comprehensive income (loss)	$2,417	$(7,501)	$(3,654)	$(38,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Nine Months Ended September 30, 2022

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2021	42,012,813	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—	—	—	—	—	16	16
Vesting of restricted stock	179,630	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	826	—	—	826
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	16,285	—	—	—	25	—	—	25
Purchase of treasury stock	(56,400)	—	56,400	(127)	—	—	—	(127)
Net loss	—	—	—	—	—	(5,923)	—	(5,923)
Balance at March 31, 2022	42,152,328	$42	1,833,401	$(4,662)	$175,342	$64,670	$590	$235,982
Foreign currency translation adjustment	—	—	—	—	—	—	(74)	(74)
Vesting of restricted stock	130,003	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	802	—	—	802
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Purchase of treasury stock	(39,479)	—	39,479	(114)	—	—	—	(114)
Net loss	—	—	—	—	—	(90)	—	(90)
Balance at June 30, 2022	42,242,852	$42	1,872,880	$(4,776)	$176,150	$64,580	$516	$236,512
Foreign currency translation adjustment	—	—	—	—	—	—	(266)	(266)
Vesting of restricted stock	473,032	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	808	—	—	808
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	18,238	—	—	—	27	—	—	27
Purchase of treasury stock	(86,788)	—	86,788	(210)	—	—	—	(210)
Net income	—	—	—	—	—	2,683	—	2,683
Balance at September 30, 2022	42,647,334	$42	1,959,668	$(4,986)	$176,992	$67,263	$250	$239,561

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

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities:
Net loss	$(3,330)	$(38,441)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	19,904	18,937
Amortization of intangible assets	596	596
(Gain) loss on disposal of assets	(482)	223
Provision for bad debt	1	19,592
Amortization of deferred financing cost	79	79
Accretion of debt discount	140	140
Deferred income taxes	(2,784)	(7,543)
Stock-based compensation, net	2,436	2,131
Employee stock purchase plan compensation	18	24
Changes in assets and liabilities:
Accounts receivable	(14,238)	34,791
Unbilled receivables	(593)	(1,113)
Inventory	(5,594)	3,755
Prepaid expenses and other assets	3,072	(1,886)
Deferred revenue	(6,365)	6,092
Accounts payable	2,784	1,564
Accrued and other expenses	4,187	(1,397)
Net cash (used in) provided by operating activities	(169)	37,544
Investing activities:
Acquisition of Blair facility	(6,547)	—
Purchases of property, plant and equipment	(9,535)	(6,976)
Proceeds from disposal of assets	995	78
Net cash used in investing activities	(15,087)	(6,898)
Financing activities:
Repayments of notes payable	(5,474)	(5,168)
Payments under finance leases	(88)	(92)
Proceeds from revolving credit facility	6,000	—
Payment of contingent consideration	—	(180)
Employee stock purchase plan issuance	52	42
Purchase of treasury stock	(451)	(294)
Net cash provided by (used in) financing activities	39	(5,692)
Net decrease in cash and cash equivalents	(15,217)	24,954
Cash and cash equivalents at beginning of year	25,588	11,725
Cash and cash equivalents at end of period	$10,371	$36,679
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$685	$267
Issuance of acquisition common stock	$—	$—
Additions to asset retirement obligations	$8,281	$737
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
The Company also has several in-basin rail terminals. The Company acquired rights in 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Utica, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022.
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
Use of Estimates
The preparation of interim statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: impairment considerations of assets, including intangible assets, fixed assets, and inventory; estimated cost of future asset retirement obligations; fair value of acquired assets and assume liabilities; recoverability of deferred tax assets; inventory reserve; and the collectability of receivables; and certain liabilities.
Actual results could differ materially from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decreases in demand related to the coronavirus (“COVID-19”) pandemic in 2020 and 2021 and the ongoing conflict in Ukraine have caused dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, future economic performance is uncertain due to current high inflation and other economic concerns. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of September 30, 2022 and December 31, 2021, the Company included $2,710 and, $4,676 respectively, in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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
The Company accounted for this transaction as an asset acquisition based on an evaluation of the guidance in ASC 805. The Company determined that there was not a substantive process in place that generates outputs that can be sold to a customer, and therefore the acquisition did not meet the definition of a business. The Company recognized identifiable assets acquired on a relative fair value basis. All assets acquired are allocated to property, plant and equipment, net on the balance sheet as of

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
March 31, 2022. The Company also recorded an increase to its asset retirement obligations and a corresponding increase in purchases of property plant and equipment in the amount of $8,281 for the nine months ended September 30, 2022.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$6,450
Net working capital adjustments and capitalized costs	97
Total purchase consideration	$6,547

NOTE 4 — Inventory
Inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw material	$728	$293
Work in progress	5,871	3,082
Finished goods	8,815	7,269
Spare parts	5,204	4,380
Total inventory	$20,618	$15,024

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2022	December 31, 2021
Machinery, equipment and tooling	$34,411	$30,813
SmartSystems	27,654	27,343
Vehicles	3,234	3,066
Furniture and fixtures	1,345	1,325
Plant and building	200,373	199,958
Real estate properties	6,523	6,496
Railroad and sidings	33,622	27,703
Land and land improvements	40,455	35,652
Asset retirement obligation	28,818	20,536
Mineral properties	7,442	7,442
Deferred mining costs	2,455	2,455
Construction in progress	9,708	9,574
	396,040	372,363
Less: accumulated depreciation and depletion	128,830	109,898
Total property, plant and equipment, net	$267,210	$262,465

Depreciation expense was $6,498 and $6,111 for the three months ended September 30, 2022 and 2021, respectively, and $19,309 and $18,325 for the nine months ended September 30, 2022 and 2021, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2022	December 31, 2021
Employee related expenses	$2,493	$806
Accrued equipment expense	5	58
Accrued professional fees	522	691
Accrued royalties	2,726	2,701
Accrued freight and delivery charges	4,393	2,164
Accrued real estate tax	1,745	1,010
Accrued utilities	1,709	1,264
Sales tax liability	1,118	665
Income tax payable	—	2,332
Other accrued liabilities	1,556	2,382
Total accrued liabilities	$16,267	$14,073

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Oakdale Equipment Financing	3,983	3,814
Finance leases	230	117
Notes payable	2,282	3,196
Current portion of long-term debt	$6,495	$7,127

Long-term debt, net of current portion consists of the following:

	September 30, 2022	December 31, 2021
ABL Credit Facility	$6,000	$—
Oakdale Equipment Financing, net	8,738	11,608
Finance leases	33	234
Notes payable	1,518	3,511
Long-term debt	$16,289	$15,353

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2022	$—	$1,160	$666	$33	$1,859
2023	—	4,637	2,009	245	6,891
2024	6,000	6,888	807	—	13,695
2025	—	1,724	187	—	1,911
2026	—	—	181	—	181
2027 and thereafter	—	—	174	—	174
Total minimum payments	6,000	14,409	4,024	278	24,711
Amount representing interest	—	(1,281)	(224)	(15)	(1,520)
Amount representing unamortized lender fees	—	(407)	—	—	(407)
Present value of payments				263
Less: current portion	—	(3,983)	(2,282)	(230)	(6,495)
Total long-term debt	$6,000	$8,738	$1,518	$33	$16,289

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of September 30, 2022 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of September 30, 2022, there was $6,000 outstanding under the ABL Credit Facility, $1,000 letters of credit and $13,000 was available to be drawn. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
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

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Balance Sheet Location	September 30, 2022	December 31, 2021
Right-of-use assets
Operating	Operating right-of-use assets	$28,418	$29,828
Financing	Property, plant and equipment, net	161	262
Total right-of use assets		$28,579	$30,090

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$30,549	$32,719
Financing	Long-term debt, current and long-term portions	263	351
Total lease liabilities		$30,812	$33,070

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of right-of-use assets	$30	$35	$96	$105
Interest on lease liabilities	5	7	16	22
Operating lease cost	3,174	2,610	9,054	8,375
Short-term lease cost	101	86	547	120
Total lease cost	$3,310	$2,738	$9,713	$8,622

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$16	$22
Operating cash flows used for operating leases	$9,810	$7,680
Financing cash flows used for finance leases	$88	$92

Right-of-use assets obtained in exchange for new operating lease liabilities	$6,301	$4,401

Weighted average remaining lease term - finance leases	1.1 years	1.9 years
Weighted average discount rate - finance leases	6.87%	6.60%
Weighted average remaining lease term - operating leases	3.0 years	3.8 years
Weighted average discount rate - operating leases	5.81%	5.81%

Maturities of the Company’s lease liabilities as of September 30, 2022 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$2,540	$33	$2,573
2023	12,348	245	12,593
2024	9,299	—	9,299
2025	4,422	—	4,422
2026	3,191	—	3,191
Thereafter	1,806	—	1,806
Total cash lease payments	33,606	278	33,884
Less: amounts representing interest	(3,057)	(15)	(3,072)
Total lease liabilities	$30,549	$263	$30,812

NOTE 9 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $25,006 as of September 30, 2022. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2021	$16,155
Additions and revisions of prior estimates	8,282
Accretion expense	569
Balance at September 30, 2022	$25,006

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$66,663	93%	$31,343	91%	$172,063	94%	$83,291	91%
Shortfall revenue	2,681	4%	2,680	8%	4,596	3%	4,421	5%
Logistics revenue	2,248	3%	456	1%	5,252	3%	3,856	4%
Total revenue	$71,592	100%	$34,479	100%	$181,911	100%	$91,568	100%

The Company recorded $16,270 of deferred revenue on the consolidated balance sheet as of December 31, 2021, of which $8,819 has been recognized in the nine months ended September 30, 2022. Of the remaining amount, the Company expects to recognize $938 through December 31, 2022 and the remainder through 2023.

NOTE 11 — Earnings Per Share

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of shares of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although shares of restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,625 for the three months ended September 30, 2022. Other periods presented below are in periods with a net loss and there was no difference between basic and diluted net loss per share of common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net (loss) income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding	42,522	41,850	42,265	41,743
Assumed conversion of restricted stock	2	—	—	—
Diluted weighted average common stock outstanding	42,524	41,850	42,265	41,743

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
During the nine months ended September 30, 2022 and 2021, 879 and 1,982 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value per share of all the outstanding restricted stock was $1.78 - $4.34. The shares vest over one to four years from their respective grant dates. For equity awards issued under the 2016 Plan, the grant date fair value was either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated statement of operations, $808 and $879 of compensation expense for the restricted stock during the three months ended September 30, 2022 and 2021, respectively. The Company recognized, in operating expenses and cost of goods sold on the condensed consolidated statement of operations, $2,436 and $2,131 of compensation expense for the restricted stock during the nine months ended September 30, 2022 and 2021, respectively. There is no impact to the cash flows of the Company related to stock-based compensation expense. At September 30, 2022, the Company had unrecognized compensation expense of $6,580 related to granted but unvested stock awards, which is to be recognized as follows:

Remainder of 2022	$748
2023	2,753
2024	1,915
2025	1,002
2026	162
Total	$6,580

The following table summarizes restricted stock activity under the Plans from December 31, 2021 through September 30, 2022:

	Number of Shares	Weighted Average
Unvested, December 31, 2021	3,151	$3.06
Granted	879	$3.56
Vested	(783)	$3.74
Forfeited	(587)	$2.68
Unvested, September 30, 2022	2,660	$3.11

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
For the three months ended September 30, 2022 and 2021, the effective tax rate was approximately 23.6% and 2.3%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the nine months ended September

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
30, 2022 and 2021, the effective tax rate was approximately 40.7% and 13.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and nine months ended September 30, 2022 and 2021, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet as of September 30, 2022, related to its depletion deduction methodology, and a corresponding increase to the income tax expense on its condensed consolidated statement of operations. There was $2,163 liability for uncertain tax positions as of December 31, 2021 and there was no material change for the nine months ended September 30, 2022.
As of September 30, 2022, the Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the deferred tax liabilities, long-term, net on its consolidated balance sheet, and a corresponding increase to the income tax expense on its condensed consolidated statement of operations. At December 31, 2021, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,574 and a corresponding increase to the income tax expense on its consolidated statements of operations and there was no material change for the three and nine months ended September 30, 2022.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 14 — Concentrations
As of September 30, 2022 three customers accounted for 67% of the Company’s total accounts receivable. As of December 31, 2021, 59% of the Company’s total accounts receivable balance was with two customers.
During the three months ended September 30, 2022, 62% of the Company’s revenues were earned from four customers. During the three months ended September 30, 2021, 50% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2022, 65% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2021, 68% of the Company’s revenues were earned from four customers.
As of September 30, 2022, one vendor accounted for 10% of the Company’s accounts payable. As of December 31, 2021, one vendor accounted for 19% of the Company’s accounts payable.
During the three months ended September 30, 2022, two suppliers accounted for 37% of the Company’s cost of goods sold. During the three months ended September 30, 2021, one supplier accounted for 23% of the Company’s cost of goods sold. During the nine months ended September 30, 2022, two suppliers accounted for 33% of the Company’s cost of goods sold. During the nine months ended September 30, 2021, one supplier accounted for 22% of the Company’s cost of goods sold.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of September 30, 2022 was $17,651.

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

Overview

The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
storage silos and SmartPathTM transloader, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale facility with 1.1 million tons of annual processing capacity in July 2012. We currently have 7.1 million tons of annual capacity at our Oakdale and Utica facilities with the ability to expand annual processing capacity to approximately 10.0 million tons of sand should we bring our recently acquired Blair facility online.
We directly control two in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America. In 2020, as part of our acquisition of the Utica, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. These terminals allow us to offer more efficient and sustainable delivery options to our customers. We have long-standing relationships with third party terminal operators that allow us access to all oil and natural gas exploration production basins of North America.
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
In late 2021, we started our IPS business whereby we offer our sand to customers for various industrial purposes, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. While we are still in the early stages of this business, we believe that as it grows, it will provide us with the ability to diversify our sales into more stable, consumer-driven products to help mitigate price volatility in the oil and gas industry.

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
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility once operational, will have approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.

Market Trends
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. However, the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. Through the first nine months of 2022, supply and demand fundamentals have continued to improve and frac sand prices continued recovering from previous historic lows. The ongoing conflict in the Ukraine has contributed to dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, current high inflation and other economic factors could lead to a global economic recession that could have a negative impact on global oil and natural gas demand, which may lead to continued volatility in the oil field service sector. We cannot predict if positive pricing trends will continue or if sand prices will increase, decrease or stabilize.
Northern White sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we believe that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White sand. In particular, we believe that Northern White sand has logistical advantages in the Appalachian basin, Bakken basin, the western basins of Colorado, Wyoming, and in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. As the amount of sand per well continues to increase, we believe the delivery of sand to the operating basins by rail in bulk shipments to terminals in close proximity to drilling activity provides more sustainable and efficient delivery of sand to meet a customer’s long term proppant needs. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other sand storage solutions, will allow us to sell more sand when packaged with our last mile solutions. We believe the combination of our high quality Northern White sand delivered in bulk to in basin terminals and ultimately delivered to the wellsite through our SmartSystems wellsite proppant storage solutions provides our customers efficient and sustainable sand supply to the wellsite that will reduce trucking and related fuel consumption for our customers, helping them to meet their goals to reduce their carbon footprint in their daily operations.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

Revenues:
Sand sales revenue	$66,663	$31,343	$35,320	113%
Shortfall revenue	2,681	2,680	1	—%
Logistics revenue	2,248	456	1,792	393%
Total revenue	71,592	34,479	37,113	108%
Cost of goods sold	60,163	36,526	23,637	65%
Gross profit	11,429	(2,047)	13,476	658%
Operating expenses:
Salaries, benefits and payroll taxes	3,554	2,490	1,064	43%
Depreciation and amortization	556	352	204	58%
Selling, general and administrative	3,542	3,867	(325)	(8)%
Total operating expenses	7,652	6,709	943	14%
Operating income (loss)	3,777	(8,756)	12,533	143%
Other income (expenses):
Interest expense, net	(411)	(467)	56	12%
Other income	148	1,792	(1,644)	(92)%
Total other income (expenses), net	(263)	1,325	(1,588)	(120)%
Income (loss) before income tax expense (benefit)	3,514	(7,431)	10,945	147%
Income tax expense (benefit)	831	(169)	1,000	592%
Net income (loss)	$2,683	$(7,262)	$9,945	137%
Revenues
Revenues were $71.6 million for the three months ended September 30, 2022, during which time we sold approximately 1,110,000 tons of sand. Revenues for the three months ended September 30, 2021 were $34.5 million, during which time we sold approximately 790,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 were as follows:
•Sand sales revenue increased from $31.3 million for the three months ended September 30, 2021 to $66.7 million or 113% for the three months ended September 30, 2022 as a result of an increase in total volumes sold of approximately 41% and higher average sale prices of our sand. Higher demand relative to supply for oil and natural gas has led to increased prices in oil and natural gas which we believe has led to increased demand for frac sand resulting in higher sand prices.
•Logistics revenue, which includes freight for certain mine gate sand sales, logistics services, and SmartSystems rentals, were approximately $2.2 million for the three months ended September 30, 2022 compared to $0.5 million for the three months ended September 30, 2021. The increase in logistics revenue was due to a higher utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $60.2 million and $36.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs and freight costs that accompany higher volumes, along with higher labor and utilities costs.
Gross Profit
Gross profit was $11.4 million for the three months ended September 30, 2022, compared to $(2.0) million for the three months ended September 30, 2021. The increase in profitability for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $7.7 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively. Salaries, benefits and payroll taxes increased to $3.6 million for the three months ended September 30, 2022 as compared to $2.5 million for the three months ended September 30, 2021, due primarily to accrued bonuses as management has reinstated a formal employee bonus plan based on company performance for 2022 and increased headcount to support higher sales volumes and our IPS business. Depreciation and amortization increased to $0.6 million for the three months ended September 30, 2022 from $0.4 million for the three months ended September 30, 2021, due to additional assets placed in service. Selling, general and administrative expenses were $3.5 million for the three months ended September 30, 2022 compared to $3.9 million for the three months ended September 30, 2021.
Other Income
In 2021 we qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three months ended September 30, 2021, we recorded $1.7 million in employee retention credits. We did not record any employee retention credits for the three months ended September 30, 2022.
Interest Expense, net
We incurred $0.4 million and $0.5 million of net interest expense for the three months ended September 30, 2022 and 2021, respectively.
Income Tax Expense (Benefit)
For the three months ended September 30, 2022 and 2021, our effective tax rate was approximately 23.6% and 2.3%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of September 30, 2022, we have recorded a liability for uncertain tax positions included in deferred tax liabilities, long-term, net on our balance sheet, related to our depletion deduction methodology. As of September 30, 2022, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Income (Loss)
Net income was $2.7 million for the three months ended September 30, 2022 as compared to net loss of $(7.3) million for the three months ended September 30, 2021. The improvement in net income in the current period relative to the prior period is primarily due to increased total volumes sold at higher average sales prices as increased demand has caused a positive shift in sand prices, partially offset by an increase in operating expenses.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	$172,063	$83,291	88,772	107%
Shortfall revenue	4,596	4,421	175	4%
Logistics revenue	5,252	3,856	1,396	36%
Total revenue	181,911	91,568	90,343	99%
Cost of goods sold	163,492	100,952	62,540	62%
Gross profit	18,419	(9,384)	27,803	296%
Operating expenses:
Salaries, benefits and payroll taxes	10,171	7,150	3,021	42%
Depreciation and amortization	1,646	1,490	156	10%
Selling, general and administrative	11,385	10,876	509	5%
Bad debt expense	1	19,592	(19,591)	(100)%
Total operating expenses	23,203	39,108	(15,905)	(41)%
Operating income (loss)	(4,784)	(48,492)	43,708	90%
Other income (expenses):
Interest expense, net	(1,244)	(1,527)	283	19%
Other income	416	5,457	(5,041)	(92)%
Total other income (expenses), net	(828)	3,930	(4,758)	(121)%
Loss before income tax benefit	(5,612)	(44,562)	38,950	87%
Income tax benefit	(2,282)	(6,121)	3,839	63%
Net income (loss)	$(3,330)	$(38,441)	$35,111	91%
Revenues
Revenues were $181.9 million for the nine months ended September 30, 2022, during which time we sold approximately 3,158,000 tons of sand. Revenues for the nine months ended September 30, 2021 were $91.6 million, during which time we sold approximately 2,317,000 tons of sand. The key factors contributing to the increase in revenues for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 were as follows:
•Sand sales revenue increased from $83.3 million for the nine months ended September 30, 2021 to $172.1 million for the nine months ended September 30, 2022 as a result of an approximately 36% increase in total volumes sold. In addition to an increase in our sales volumes, the 107% increase in our revenue is also attributable to higher average sale prices of our sand. Sand prices have increased due to a shift in supply and demand, which we believe is driven by increased prices in oil and natural gas leading to increased completion activity of new oil and natural gas wells.
•Logistics revenue, which includes freight for certain mine gate sand sales, logistics services, and SmartSystems rentals, was approximately $5.3 million for the nine months ended September 30, 2022 compared to $3.9 million for the nine months ended September 30, 2021. The increase in logistics revenue was due to higher utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $163.5 million and $101.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs and freight costs that accompany higher volumes, along with higher labor costs and utilities costs.
Gross Profit
Gross profit was $18.4 million and $(9.4) million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The improvement in the gross profit for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $23.2 million and $39.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Salaries, benefits and payroll taxes increased to $10.2 million for the nine months ended September 30, 2022 as compared to $7.2 million for the nine months ended September 30, 2021, due primarily to accrued bonuses as management has reinstated a formal employee bonus plan based on company performance for 2022 and increased staffing to support our IPS business. Depreciation and amortization increased slightly from $1.5 million for the nine months ended September 30, 2021 to $1.6 million for the nine months ended September 30, 2022. Selling, general and administrative expenses increased to $11.4 million for the nine months ended September 30, 2022 compared to $10.9 million for the nine months ended September 30, 2021, primarily driven by increased travel costs post-COVID-19, increased royalty expense due to higher total volumes sold and development costs related to our Waynesburg terminal. In the second quarter of 2021, we recorded a $19.6 million non-cash charge related to the write-off of accounts receivable related to our legal settlement with U.S. Well Services, LLC. As part of the settlement we received $35 million in cash.
Interest Expense, net
We incurred $1.2 million and $1.5 million of net interest expense for the nine months ended September 30, 2022 and September 30, 2021, respectively. We continue to reduce debt levels and decrease interest expense through scheduled amortizing payments.
Income Tax Benefit
For the nine months ended September 30, 2022 and September 30, 2021, our effective tax rate was approximately 40.7% and 13.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of September 30, 2022, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of September 30, 2022, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $(3.3) million for the nine months ended September 30, 2022 as compared to net loss of $(38.4) million for the nine months ended September 30, 2021. The decrease in net loss is attributable to an increase in total volumes sold and higher average sale prices of our sand in addition to non-cash bad debt expense recorded against the residual balance of accounts receivable that were previously the subject of litigation in the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per ton amounts)
Revenue	$71,592	$34,479	$181,911	$91,568
Cost of goods sold	60,163	36,526	163,492	100,952
Gross profit (loss)	11,429	(2,047)	18,419	(9,384)
Depreciation, depletion, and accretion of asset retirement obligations	6,340	6,145	18,854	18,009
Contribution margin	$17,769	$4,098	$37,273	$8,625
Contribution margin per ton	$16.01	$5.19	$11.80	$3.72
Total tons sold	1,110	790	3,158	2,317
Contribution margin was $17.8 million and $4.1 million, or $16.01 and $5.19 per ton sold, for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended contribution margin was $37.3 million and $8.6 million, or $11.80 and $3.72 per ton sold, for the nine months ended September 30, 2022 and 2021, respectively. The increase in overall contribution margin and contribution margin per ton was due primarily to higher sales volumes and higher average sale prices relative to the cost to produce and deliver products to our customers, along with increased IPS sales and higher utilization of our SmartSystems fleet in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$2,683	$(7,262)	$(3,330)	$(38,441)
Depreciation, depletion and amortization	6,705	6,165	19,931	18,941
Income tax expense (benefit)	831	(169)	(2,282)	(6,121)
Interest expense	431	484	1,282	1,554
Franchise taxes	77	42	268	237
EBITDA	$10,727	$(740)	$15,869	$(23,830)
(Gain) loss on sale of fixed assets	(466)	281	(482)	223
Equity compensation	713	784	2,023	2,050
Employee retention credit	—	(1,674)	—	(5,026)
Acquisition and development costs	97	—	434	17
Cash charges related to restructuring and retention of employees	31	8	137	9
Accretion of asset retirement obligations	189	332	569	558
Adjusted EBITDA	$11,291	$(1,009)	$18,550	$(25,999)
Adjusted EBITDA was $11.3 million for the three months ended September 30, 2022 compared to $(1.0) million for the three months ended September 30, 2021. Adjusted EBITDA was $18.6 million for the nine months ended September 30, 2022 compared to $(26.0) million for the nine months ended September 30, 2021. The increase in Adjusted EBITDA was primarily due to higher sales volumes, and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per ton amounts)
Net cash (used in) provided by operating activities	$10,780	$1,064	$(169)	$37,544
Acquisition of Blair facility	—	—	(6,547)	—
Purchases of property, plant and equipment	(4,398)	(1,933)	(9,535)	(6,976)
Free cash flow	$6,382	$(869)	$(16,251)	$30,568
Free cash flow was $6.4 million for the three months ended September 30, 2022 compared to $(0.9) million for the three months ended September 30, 2021. The increase in free cash flow was primarily attributable to cash collections from customers on positive results of operations and measured spending during the quarter. Free cash flow was $(16.3) million for the nine months ended September 30, 2022 compared to $30.6 million for the nine months ended September 30, 2021. The decrease in free cash flow was primarily attributable to purchase of Blair for $6.5 million, increase in accounts receivable, repayment of tax refund IRS mistakenly provided in prior period of $2.3 million, and increase in unbilled receivables in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We expect that the investments made in the current period will be cash-generating assets in the future.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of September 30, 2022, cash on hand was $10.4 million and we had $13.0 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.

Material Cash Requirements
Capital Requirements
We expect full year 2022 capital expenditures, including amounts relating to the acquisition of the Blair facility, to be between $20.0 million and $25.0 million, which we anticipate will primarily support efficiency projects at Oakdale and Utica and capital related to the Waynesburg terminal. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers. For the nine months ended September 30, 2022, we spent approximately $9.5 million on capital expenditures and $6.5 million on the acquisition of the Blair facility.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Indebtedness
Our debt facilities include the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on this facility as of September 30, 2022 was $12.7 million. Minimum cash payments on this facility for the remainder of 2022 are anticipated to be $1.2 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment. Total debt under these notes payable as of September 30, 2022 was $3.8 million. Minimum cash payments on these notes payable for the remainder of 2022 are anticipated to be $0.7 million. There was $6.0 million outstanding on our ABL Credit Facility as of September 30, 2022.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of September 30, 2022 were $30.5 million. Minimum cash payments on operating leases for the remainder of 2022 are anticipated to be $2.5 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 15 years.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $17.7 million and $8.6 million at September 30, 2022 and December 31, 2021, respectively. The increase in performance bonds is due primarily to the acquisition of the Blair facility and the assumption of performance bonds related to its potential future reclamation obligations.

Contractual Obligations
As of September 30, 2022, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited during winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced to meet demand in the winter months. These higher cash operating costs were capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at each of our plant locations, which allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.

Customer Concentration
For the nine months ended September 30, 2022, revenue from EQT Production Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.5%, 16.1%, 13.4%, and 13.0%, respectively, of total revenue. For the nine months ended September 30, 2021, EQT Production Corporation, Halliburton Energy Services, Liberty Oilfield Services, and Enerplus Resources Corporation accounted for 26.1%, 18.2%, 13.0%, and 10.6%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2022.
Use of Estimates
The preparation of interim statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: impairment considerations of assets, including intangible assets, fixed assets, and inventory; estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; recoverability of deferred tax assets; inventory reserve; and the collectability of receivables; and certain liabilities.
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decreases in demand related to COVID-19 pandemic in 2020 and 2021 and the ongoing conflict in Ukraine have caused dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, future economic performance is uncertain due to current high inflation and other economic concerns. We continue to actively monitor the global impact of current events, but we are currently unable to estimate the impact of these events on our future financial position and results of operations or give any assurances that these events will not have a material adverse effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. The outstanding balance under our ABL Credit Facility as of September 30, 2022 was $6.0 million. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the nine months ended September 30, 2022 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and nine months ended September 30, 2022.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2022, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.

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

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1*	Amendment No. 3 to ABL Credit Agreement
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
101.INS	Extracted XBRL Instance Document - the instance document does not appear in the Interactive Data File as XBRL tags are embedded in the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.
†	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

November 8, 2022	By:	/s/ Charles E. Young
Charles E. Young, Chief Executive Officer
(Principal Executive Officer)

Smart Sand, Inc.

November 8, 2022	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)