Form 10-K
period 2022-12-31
Smart Sand, Inc.
filed 2023-02-28
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
Commission file number 001-37936
__________________________________________________________________________________________________________________________________________________________________________________________
SMART SAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

28420 Hardy Toll Road, Suite 130
Spring, Texas 77373	(281) 231-2660
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SND	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s second fiscal quarter of 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48,823,668 based on the closing price of $2.00 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of February 21, 2023 was 45,831,269.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•decreased usage of rail terminals that we operate;
•the level of activity in the oil and natural gas industries;
•the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•increased competition from new or existing sources of sand supply, including frac sand mines in locations located close to, or within, the oil and gas basins;
•federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations, including restrictions on oil and gas development and possible bans on hydraulic fracturing;
•potential negative litigation outcomes;
•scarcity of supplies necessary to run our business;
•barriers to entry in the industrial sand market;
•actions by the Organization of the Petroleum Exporting Countries or Russia;
•our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•our ability to successfully compete in the frac and industrial sand market;
•loss of, or reduction in, business from our largest customers;
•increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure, including the potential impact of train derailments;
•increases in the prices of, or interruptions in the supply of, natural gas, electricity, diesel fuel, propane, or any other energy sources;
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
•our ability to maintain effective quality control systems at our mining, processing and production facilities and rail terminals;
•seasonal and severe weather conditions;
•the results of political and civil unrest;
•fluctuations in our sales and results of operations due to seasonality and other factors;
•interruptions or failures in our information technology systems, including cyber-attacks;
•the impact of international or domestic terrorism or an armed conflict, including the conflict in Ukraine;
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
•a material portion of our revenues have been generated from sales with a limited number of customers;
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
•we do not own the land on which our rail terminals facilities are located;
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
•our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•climate change legislation and regulatory initiatives could negatively affect our business.
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

PART I
ITEM 1. — BUSINESS

The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite proppant storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. Through multiple expansions at Oakdale and the acquisition of the Utica, Illinois facility in September 2020, the Company has current annual processing capacity of approximately 7.1 million tons. With the acquisition of the Blair, Wisconsin mine and processing facility in March 2022, which is currently idled, we have the ability to expand to approximately 10.0 million tons. The Company is in the process of restarting the Blair facility and believes that it will be operational in the second quarter of 2023.
In September 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries include two frac sand mines and related processing facilities. The Utica, Illinois mine, which has approximately 128 million tons of proven and probable recoverable reserves as of December 31, 2022, annual processing capacity of 1.6 million tons and access to the BNSF Class I rail line through the Peru, Illinois transload facility. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The acquisition also included rights to use a rail terminal located in El Reno, Oklahoma.
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
We have several in-basin rail terminals. We directly control three in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway. We have been providing Northern White Sand in-basin to our customers since the Van Hook terminal became operational in April 2018. This terminal allows us to offer more efficient delivery options to customers operating in the Bakken Formation in the Williston Basin. In 2020, as part of our acquisition of the Utica, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations.
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
Market
In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to a continued volatility in frac sand prices. During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. However, the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. Throughout 2022, supply and demand fundamentals have continued to improve and frac sand prices continued recovering from previous historic lows. In 2022, the ongoing conflict in Ukraine and economic actions taken by the United States and other countries in connection with such conflict have contributed to dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, continued high inflation and other economic factors could lead to a global economic recession that could have a negative impact on global oil and natural gas demand, which may lead to continued volatility in the oil field service sector. We cannot predict if positive pricing trends will continue or if sand prices will increase, decrease or stabilize.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we currently believe that Northern White frac sand has logistical advantages in the Marcellus, Bakken, and Canada basins. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. Finally, we believe that the adoption of our SmartSystems provides improved efficiencies in shipping and storing sand at the wellsite through reduced trucking requirements, which removes traffic from the roads, lowers diesel fuel consumption, thereby providing incremental value to our customers by reducing their carbon emissions and meeting their ESG initiatives.
In late 2021, we expanded our product offering to provide IPS for our customers. We expect to continue to expand and diversify our customer base to serve the vital industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
Business Strategies
Our principal business objective is to be the premier provider of sustainable Northern White Sand supply and logistics solutions to our customers. We do this through supporting our existing customers, expanding our market share, being a low-cost producer of high-quality Northern White Sand, maintaining low debt leverage and managing efficient and sustainable supply chain logistics from the mine to the wellsite. In late 2021, we began expanding our product line to offer IPS. We believe that by executing these business strategies, we will be able to increase long-term stockholder value. We expect to achieve this objective through the following business strategies:
•Diversifying our customer base to include Industrial Product Solutions. In late 2021, we expanded our product offering to provide IPS for industrial customers. We are in the early stages of the industrial sand business and expect to expand and diversify to serve the vital industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
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
On March 4, 2022, we entered into the Purchase Agreement with HCR to purchase their idled Blair frac sand mine and related processing facility located in Blair, Wisconsin, which contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada. We believe the Blair facility will be operational in the second quarter of 2023.
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
Additionally, our SmartSystems wellsite storage and proppant management systems allows us to offer expanded logistics services to our customers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.
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
Demand for frac sand increased during 2022, from the all-time lows in 2020, following the decline in demand for oil driven primarily by reduced demand as a result of the COVID-19 pandemic. According to Spears and Associates, Inc. (“Spears”), North America proppant demand increased by 25% in 2022 compared to 2021, mirroring an improving hydraulic fracturing market. Oil and gas prices are currently expected to stay at elevated levels in 2023, relative to historical prices, which should translate into higher drilling and completions activity. These improved market fundamentals should lead to improved proppant demand over the course of 2023.

•Focusing on being a low-cost provider and continuing to make process improvements. We continue to focus on being a low-cost provider, which we believe will allow us to compete effectively for sales of frac sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates, (ii) majority of fine mineral reserve deposits, (iii) our facilities access to all Class I rail lines within the United States and Canada, and (iv) our low levels of debt. We have strategically designed our operations to provide for low-cost production, including having dryers and wet plants enclosed in our Oakdale and Utica processing facilities that allow for year-round operation at both facilities. This allows us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce the overall cost of production. We continue to invest in capital projects and consider strategic acquisitions that increase efficiencies and offer the opportunity for a high return on investment. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize waste in our processing. We also continue to evaluate other mining techniques to reduce the overall cost of our mining operations.
•Creating flexible sales activities. We believe that demand for our products will remain strong in basins where regional sand is not an attractive alternative due to the logistics and performance advantages of Northern White Sand, such as the Bakken in North Dakota, and the Marcellus and Utica formations in the Northeast region of the United States. We continue to have discussions with operators in these regions regarding new relationship and growth opportunities. We also believe that the long-term benefits of high quality Northern White sand outweighs the short-term cost savings provided by regional sand in the Permian, Eagle Ford and SCOOP/STACK basins. We believe there are additional opportunities for customers in the Permian and other basins, which have regional supply, who are focused on the long-term performance of their production and on the long-term efficiency of their logistics.
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
Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our three frac sand mines in Oakdale, Wisconsin, Utica, Illinois and Blair, Wisconsin have a uniquely desirable combination of a large high-quality reserves of fine mesh sand that is contiguous to their production with either on-site or close proximity to primary rail loading facilities. As of December 31, 2022, we have an estimated life of mine of approximately 62 years at Oakdale, 107 years at Utica, and 46 years at Blair, based on our current expected sales volumes. With the acquisition of the Blair, Wisconsin mine and processing facility, which is currently idled but which we expect to start operating in the second quarter of 2023, we have the ability to expand our total annual processing capacity to approximately 10.0 million tons.
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
In January 2022 we began operating the terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formation. We believe the Waynesburg terminal will allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
We also operate a terminal located in El Reno, Oklahoma, to serve the Woodford and SCOOP/STACK Basins, which we acquired in 2020.
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
We are capable of delivering sand to any onshore operating basin in the United States and Canada. We have direct access to four Class I rail lines in North America and indirect access to all Class I rail lines, which gives us superior advantage over many of our competitors by allowing us to offer more competitive pricing and delivery options to our customers.
•Sufficient liquidity and financial flexibility. We believe we have sufficient liquidity to support our operations and pursue our growth initiatives. As of December 31, 2022, we had cash on hand of $5.5 million. Further, we have a $20 million senior secured asset-based lending credit facility with Jefferies Finance LLC, under which we had undrawn availability of $19.0 million as of December 31, 2022 and no outstanding borrowings. The available borrowing amount under the ABL Credit Facility is based on the Company’s eligible accounts receivable and inventory. The ABL Credit Facility matures on December 13, 2024. Our total available liquidity among cash and available borrowings was $24.5 million as of December 31, 2022.
•Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing businesses in a variety of operating conditions.
•Focus on safety and environmental stewardship. We are committed to maintaining a culture that prioritizes safety, the environment and our relationship with the communities in which we operate, actions we believe are critical to the success of our business. We are a Tier 1 participant in The Wisconsin Department of Natural Resources’ Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Since 2016, Smart Sand has maintained International Organization for Standardization (“ISO”) ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively, for our Oakdale facility. We earned initial ISO 9001 registration for our Utica, IL facility in 2022. We also have attained Green Professional status in Wisconsin’s Green Master sustainability recognition program. We are one of a select group of companies who are members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards.

Our Customers
Our core customers are oil and natural gas exploration and production and oilfield service companies. In late 2021, we began diversifying our sand sales to include IPS to customers. While sales of IPS to customers were a small portion of our overall sand sales in 2022, we intend to increase our focus on IPS in 2023 and going forward. We sell frac sand under long-term take-or-pay contracts as well as in the spot market, and provide proppant logistics solutions through our in-basin transloading terminals and SmartSystems wellsite proppant storage solutions and other logistics services.
Generally, customers under long-term take-or-pay contracts are required to take minimum volumes of sand or make shortfall payments for a specified period of time. We recognize revenue in our results of operations in the period in which the obligation becomes due.
In the current market, many of our customers are disinclined to enter into long-term contracts for their frac sand supply and have instead purchased their frac sand supply in the spot market or under short-term contractual arrangements at market prices. Should our customer base continue to limit their exposure to longer term contracts, we will continue to focus on shorter term contracts and increasing sales in the spot market.
Customers renting SmartSystems are able to tailor the contract, including adjusting the number of SmartDepot silos and SmartPath transloaders to be supplied, to meet their short-term and long-term needs. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met.
For the year ended December 31, 2022, Equitable Gas Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.3%, 15.4%, 14.4%, and 13.7%, respectively, of total revenue, and the remainder of our revenues were from 63 customers. For the year ended December 31, 2021, Equitable Gas Corporation, Halliburton Energy Services, and Liberty Oilfield Services accounted for 24.3%, 18.3%, and 14.8%, respectively, of our total revenues, and the remainder of our revenues were from 20 customers. For the year ended December 31, 2020, Equitable Gas Corporation, Liberty Oilfield Services, and U.S. Well Services accounted for 28.1%, 21.7% and, 14.0%, respectively, of our total revenues, and the remainder of our revenues were from 20 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.”
Capital Plans
We expect 2023 capital expenditures to be between $20.0 million and $25.0 million, consisting primarily of capital for efficiency projects at Oakdale, Utica and our in-basin terminals, investments in our facilities to support incremental IPS activity and capital to bring the Blair mine and processing facility online over the course of the year. We expect to fund these capital expenditures with existing cash, cash generated from operations, or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers.
Industry Trends Impacting Our Business
Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “Proppant Market Report with Frac Market Overview - Q4 2022” published in the first quarter of 2023. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”
Demand Trends
According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 128 million tons in 2022, which is approximately a 25% increase from the 102 million tons Spears reported for 2021. Spears estimates that 2023 demand will increase to approximately 154 million tons, which is an approximate 21% increase over 2022.
Supply Trends
There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2023 in the mining, transloading and logistics businesses. According to the Spears, local supply in the Permian Basin market is less than forecasted demand in 2023, which my require additional Northern White Sand in the Permian Basin.

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells and to lower cost regional sand sources has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
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
One of the goals of the United Nations’ Paris Agreement is a carbon neutral world by the year 2050. We know that energy consumption is only one part of ethical operations and we will continue to work to manage our carbon footprint in an efficient and responsible manner. For additional information regarding the United Nations’ Paris Agreement, see “Item 1A Risk Factors-Risks Related to Environmental, Mining and Other Regulation-Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.”
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
Although some of our competitors may have greater financial or natural resources than we do, we believe that we are well-positioned competitively due to our low cost of sand production, low debt levels, logistics infrastructure, high-quality, balanced reserve profile and patented SmartSystems wellsite proppant storage solutions, which offer numerous benefits over our competition. The most important factors on which we compete are our service capabilities, product quality, proven performance, sand characteristics, transportation capabilities, reliability of supply, price, logistics services and the performance of patented SmartSystems wellsite proppant storage solutions technology. Demand for frac sand and logistics solutions and the prices that we will be able to obtain for our products, to the extent not subject to a fixed price or take-or-pay contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including, among other things, the price for oil and natural gas and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of frac sand and other types of proppants such as resin-coated sand and ceramic proppant.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, we have enclosed, indoor wet plants at our Oakdale and Utica processing facilities, which allow us to produce wet sand inventory year-round to support a large portion of our dry sand processing capacity, which may reduce certain effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Severe weather can also impact the rail lines which we utilize to ship our sand to our customers in the operating basins and as a result could lead to reduced sales volumes during such severe weather periods. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”
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
Climate Change
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). We are unable to predict actions that may be taken by the Federal government; however, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations controlling GHG emissions under its existing authority. Compliance with new legislation may require us to incur substantial costs or suspend or terminate our operations. In addition, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, GHG emissions, for certain public companies. The SEC originally planned to issue a final rule by October 2022, but most commentators now expect a final rule to be issued in 2023.
President Biden and the Democratic Party, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting GHG emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, in January 2021, President Biden issued an executive order targeting climate change, which directed the Secretary of the Interior to pause new oil and natural gas leasing on federal public lands and in offshore waters pending completion of a comprehensive review of federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate actions to account for corresponding climate costs. The climate change executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive order have been filed. A federal district court issued a preliminary injunction against the order in June 2021, which the Fifth U.S. Circuit Court of Appeals vacated and remanded back to the district court in August 2022. The federal district court subsequently issued a permanent injunction against the order in August 2022 limited to the thirteen plaintiff states, which included Louisiana, Alabama, Alaska, Arkansas, Georgia, Mississippi, Missouri, Montana, Nebraska, Oklahoma, Texas, Utah, and West Virginia.

President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero GHG emissions by or before mid-century is a critical priority, affirmed the Biden Administration’s desire to establish the United States as a leader in addressing climate change, and generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, among other measures. President Biden has recommitted the United States is taking steps to reenter the Paris Agreement. and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed in November 2022 at the 27th Conference of the Parties (“COP27”). In addition, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. Such developments could have an adverse impact on our business to the extent they result in a decrease in demand for the oil and natural gas our customers produce and/or an increase in our customers’ operating costs, which, in turn, could result in a decrease in demand for our frac sand.
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
Non-Hazardous and Hazardous Wastes
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. In the course of our operations, we generate waste that is regulated as non-hazardous wastes and hazardous wastes, obligating us to comply with applicable standards relating to the management and disposal of such wastes. In addition, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our customers’ costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.
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
Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may result in a “take” of endangered or threatened species and provides for substantial penalties in cases where listed species are taken by being harmed. Harm under the ESA includes acts that actually kill or injure wildlife as well as significant habitat modification or degradation that significantly impairs essential behavioral patterns, including breeding, feeding or sheltering. Take prohibitions also protect migratory birds under the Migratory Bird Treaty Act (“MBTA”).
The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations or the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities may be located. The United States Fish and Wildlife Service (“USFWS”) is currently reviewing a petition from the Center for Biological Diversity and the Defenders of Wildlife to list the dunes sagebrush lizard as endangered or threatened under the ESA, and on July 16, 2020, issued a 90-day finding that the petition presents substantial information that listing may be warranted and the agency will conduct a more thorough review to determine whether listing may be warranted. Following a May 19, 2022 lawsuit filed by Center for Biological Diversity, USFWS filed a settlement agreement on August 25, 2022 to submit a listing decision no later than June 29, 2023. This decision, known as the 12-month finding, will result in a listing decision of: warranted, not warranted, or warranted, but precluded. If the dunes sagebrush lizard is listed as an endangered or threatened species, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and our customers could be required to comply with expensive conservation measures intended to protect the dunes sagebrush lizard and its habitat.
The USFWS has approved several Enhancement of Survival Permits that allow operations in designated habitats to continue if the dunes sagebrush lizard is listed provided that qualification criteria and conservation measures required by such permits are met. One such permit is referred to as the Texas Conservation Plan (“TCP”). The TCP was developed as a voluntary conservation plan for the dunes sagebrush lizard by the Texas Comptroller, which served as the permit holder until the transfer of the TCP to a new permit holder in September 2020. Smart Sand is a participant in the TCP and has enrolled 2,713-acres of its land in Winkler, County, Texas. The USFWS issued a second Enhancement of Survival Permit for operations in West Texas that may affect the dunes sagebrush lizard in January 2021. The permits cover incidental “take” of the dunes sagebrush lizard associated with oil and gas exploration and development, sand mining, renewable energy development and operations, pipeline construction and operations, local government activities, agricultural activities, and general construction activities within the permit area that could affect suitable habitat. Smart Sand’s enrollment in the TCP minimizes the potential that new or more stringent conservation measures or land, water, or resource use restrictions beyond the measures and restrictions in the TCP may be required for that property.
Another species whose recent listing could impact our operations and the operations of our customers is the lesser prairie-chicken. In November 2022, the USFWS formally listed two Distinct Population Segments (“DPSs”) of the lesser prairie-chicken under the ESA. The Southern DPS, the habitat of which includes portions of southeast New Mexico and western Texas, was listed as endangered, while the Northern DPS, the habitat of which spans from northern Texas, through eastern Oklahoma, and into southeastern Colorado and southwestern Nebraska, was listed as threatened. The listed territory of the Southern DPS could overlap with the operating areas of some of our customers.

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
OSHA has promulgated new rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. MSHA is expected to adopt similar rules as part of its “Long Term Items” for rulemaking, and in August 2019 published a formal request for information and data on feasible, best practices to protect miners' health from exposure to silica in respirable dust. In June 2022, the MSHA launched a new enforcement initiative to better protect U.S. miners from health hazards resulting from repeated overexposure to respirable crystalline silica. As part of the program, MSHA will conduct silica dust-related mine inspections and expand silica sampling at mines, while providing mine operators with compliance assistance and best practices to limit miners’ exposure to silica dust. Specifically, the silica enforcement initiative will include:
•Spot inspections at mines with a history of repeated silica overexposures to closely monitor and evaluate health and safety conditions.
•Increased oversight and enforcement of known silica hazards at mines with previous citations for exposing miners to silica dust levels over the existing permissible exposure limit of 100 micrograms. For mines where the operator has not timely abated hazards, MSHA will issue a withdrawal order until the silica overexposure hazard has been abated.
•Expanded silica sampling at mines to ensure inspectors’ samples represent the mines, commodities, and occupations known to have the highest risk for overexposure.
•A focus on sampling during periods of the mining process that present the highest risk of silica exposure for miners.
•Reminding miners about their rights to report hazardous health conditions, including any attempt to tamper with the sampling process.
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
Environmental Reviews
Our operations may be subject to broad environmental review under the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval. In January 2020, the White House Council on Environmental Quality (“CEQ”) published a Notice of Proposed Rulemaking that would revise NEPA’s implementing regulations, with the stated purpose of facilitating more efficient and timely NEPA reviews. In July 2020, CEQ issued a final rule implementing the January 2020 proposal. However, several states and environmental groups filed challenges to this rulemaking. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. Additionally, in October 2021, the CEQ issued a notice of proposed rulemaking to reintroduce certain requirements removed or reduced by the July 2020 amendments, and the Infrastructure and Investment Jobs Act, Pub.L. 117-58, signed into law in November 2021, codified some of the July 2020 amendments in statutory text. In April 2022, CEQ issued the Phase 1 Final Rule, which finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time At this time we cannot predict what further revisions, if any, will be made to NEPA’s implementing regulations, and what impacts, if any, they will have on our operations.
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
Employees
As of December 31, 2022, we employed 328 people, of which 54 were employed under collective bargaining agreements. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.
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
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a high level of volatility leading to sustained declines from the highs in the latter half of 2014 to the lows experienced in 2020. Oil and natural gas prices improved in 2021 and 2022 leading to increased drilling and completions activity over the last two years.
A prolonged reduction in oil and natural gas prices or a sustained lack of key resources that affect drilling activity, whether due to recession, political developments or other events, would generally depress the level of oil and natural gas exploration, development, production and well completion activity and would result in a corresponding decline in the demand for the proppants we produce and our wellsite proppant storage solutions. Such a decline would have a material adverse effect on our business, results of operation and financial condition. The commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, batteries, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

A significant portion of our revenues have been generated with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.
A material portion of our revenues are generated from a limited number of customers. The ability or willingness of each of our customers to maintain their purchases from us will depend on a number of factors that are beyond our control and may include, among other things, the overall operations and financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may reduce the amount of sand they purchase from us or they may be able to obtain comparable products at a lower price. If our customers with long-term contracts experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, certain of our existing contracts were adjusted in 2020 resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. If any of our major customers substantially reduces or altogether ceases purchasing our sand and we are not able to generate replacement sales of sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our contracted customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues, cash flows and financial condition if we are not able to replace these contracts with new sales volumes. Even if we were to replace any lost volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition. Additionally, consolidation and vertical integration of pressure pumpers and exploration and production companies continues in the industry and this trend could lead to fewer overall customers for us to market sand to and negatively impact our sales volumes.
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
Some of our competitors have greater financial and natural other resources than we do. Also, certain of our competitors have recently emerged from bankruptcy and may be able to offer more attractive pricing as a result of lower debt obligations. In addition, our larger competitors may develop technology superior to ours or may have production facilities that offer lower-cost transportation to certain customer locations than we do. When the demand for hydraulic fracturing services decreases or the supply of proppant available in the market increases, prices in the frac sand market can materially decrease. Furthermore, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired and in the future may acquire their own frac sand reserves to fulfill their proppant requirements, and these other market participants may expand their existing frac sand production capacity, all of which would negatively impact demand for our frac sand. In addition, increased competition in the proppant industry could have an adverse impact on our ability to enter into long-term contracts or to enter into contracts on favorable terms. For example, supplies of regional frac sand from our competitors became available in 2018, primarily in the Permian Basin of West Texas. Since then, other regional frac sand mines have opened in or near additional basins where we sell sand. Regional frac sand has had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these regional mines. The reduced ability to sell sand in operating basins with regional sand supply has led to increased competition among our competitors in other basins and could lead to pressure to reduce prices to compete effectively.
We may be required to make substantial capital expenditures to maintain and grow our asset base. We may not realize enough of a return on such capital expenditures to cover their costs. Also, the inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our business, results of operations and financial condition.
We rely on cash generated from our operations and the availability of credit to fund our capital expenditures. We have made significant capital expenditures, and expect to make additional capital expenditures in the future. We cannot provide any assurance that we will receive an adequate return on such capital expenditures.
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
Any inaccuracy in our independent reserve engineer’s estimates related to our frac sand reserves or non-reserve frac sand deposits could result in lower than expected sales or higher than expected costs. For example, estimates of our proven and probable recoverable sand reserves assume that our revenue and cost structure will remain relatively constant over the life of our reserves. If these assumptions prove to be inaccurate, some or all of our reserves may not be economically mineable, which could have a material adverse effect on our results of operations and cash flows. In addition, our current customer contracts require us to deliver frac sand that meets certain specifications. If estimates of the quality of our reserves, including the volumes of the various specifications of those reserves, prove to be inaccurate, we may incur significantly higher excavation costs without corresponding increases in revenues, we may not be able to meet our contractual obligations, or our facilities may have a shorter than expected reserve life, any of which could have a material adverse effect on our results of operations and cash flows.
Our sand is currently generated at two facilities and our sales are dependent on delivery by railroads. Any adverse developments at our production facilities, rail terminals, or on any rail line could have a material adverse effect on our business, financial condition and results of operations.
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
Transportation and logistical operating expenses comprise a significant portion of the costs incurred by our customers to deliver frac sand to the wellhead, which could favor suppliers located in close proximity to the customer. As oil and natural gas prices fluctuate, our customers may shift their focus to different resource plays, some of which may be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems, or seek contracts with additional delivery and pricing alternatives including contracts that sell product on an “as-delivered” basis at the target shale basin. Serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs and any delays we experience in optimizing our logistics infrastructure or developing additional origination and destination points may adversely affect our ability to renew existing contracts with customers seeking additional delivery and pricing alternatives. Disruptions in transportation services, including shortages of railcars, lack of developed infrastructure, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, environmental restrictions or other events could affect our ability to timely and cost effectively deliver to our customers and could temporarily impair the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our frac sand (and in some cases terminating the agreement after a period of time). Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, transloading fees, terminal switch fees and demurrage costs, could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Accordingly, because we are so dependent on rail infrastructure, if there are disruptions of the rail transportation services utilized by us or our customers, and we or our customers are unable to find alternative transportation providers to transport our products, our business and results of operations could be adversely affected. Further, declining volumes could result in railcar over-capacity, which would lead to railcar storage fees while, at the same time, we would continue to incur lease costs for those railcars in storage. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our business, results of operations and financial condition.
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
If significant new reserves of frac sand are discovered and developed, and those frac sands have similar characteristics to the frac sand we produce, we may be unable to maintain sales with our existing customers, obtain new customers on favorable terms, or at all. Specifically, if frac sand is oversupplied, our customers may reduce their sales volumes, may not be willing to purchase sand from us, may demand lower prices, any one or combination of the preceding could have a material adverse effect on our business, results of operations and financial condition. For example, new supplies of regional frac sand from our competitors became available in 2018, primarily in the Permian Basin of West Texas. Since then, other regional frac sand mines have opened in or near additional basins where we sell sand. These new supplies have had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these regional mines.
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
Energy costs, primarily natural gas and electricity, represented approximately 8.4% of our total cost of goods sold for the year ended December 31, 2022. Natural gas is currently the primary fuel source used for drying in our frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental sanctions, and other oil and natural gas producers, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of fixed price supply contracts or derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of propane or natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.
Increases in the price of diesel fuel may adversely affect our business, results of operations and financial condition.
Diesel fuel costs generally fluctuate with increasing and decreasing world crude oil prices and, accordingly, are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earth moving equipment, locomotives and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. Accordingly, increased diesel fuel costs could have an adverse effect on our business, results of operations and financial condition.
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
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at our mining and operating facilities. For our extraction and processing in Wisconsin and Illinois, we must obtain permits from various federal, state and local authorities. For example, at the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are impacted, a permit from the U.S. Army Corps of Engineers is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, endangered species, archeological assessments and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2022, 54 employees in our Illinois facility operated under a collective bargaining agreement. If we are unable to renegotiate acceptable collective bargaining agreements with these employees in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.
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
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2022, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial systems and markets and a severe economic contraction either regionally or worldwide could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, compressing the level of available funding under our ABL Credit Facility, inhibiting our lenders from funding borrowings under our ABL Credit Facility or resulting in our lenders reducing the borrowing base under our ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.

Risks Related to our Recent Expansion Activity
Our acquisition of the Blair facility may not achieve its intended results, and we may be unable to successfully integrate the operations of the Blair facility.
On March 4, 2022, we entered into the Purchase Agreement with HCR and Blair, pursuant to which we acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary purchase price adjustments as set forth in the Purchase Agreement. Entities affiliated with Clearlake, who collectively own approximately 11.3% of the Company’s outstanding common stock as of December 31, 2022, also own a significant portion of the outstanding common stock of HCR, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
While we believe that the acquisition of Blair will result in various benefits, achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we can integrate the business of Blair in an efficient and effective manner.
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
We are subject to a variety of federal, state, and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials, and natural resources. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal CERCLA, may impose strict, retroactive, and joint and several liabilities for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store, or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs, and civil or criminal liability associated with releases of such materials into the environment, damages to property, natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including adoption of new, or changes in any existing, environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.
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
In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, in August 2022, the U.S. Congress passed, and President Biden signed into law, the Inflation Reduction Act of 2022 which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities. The emissions fee and funding provisions of the law could increase the operating costs of our customers and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the federal CAA. For example, the EPA has adopted regulations under existing provisions of the CAA that, among other things establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis.
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. The United States withdrew from this agreement under the Trump Administration, but reentered shortly after President Biden took office in January 2021. In April 2021, President Biden announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, while at COP26, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. We cannot predict what additional legislative or regulatory requirements may result from these developments. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) aimed at limiting the increase in the global average temperature and reducing GHG emissions. These goals were reaffirmed at the November 2022 UN Climate Change Conference of Parties (“COP27”). Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement. It is not possible at this time to predict the timing and effects of climate change or to predict the timing or effect of rejoining the Paris Agreement or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has also resulted in increasing political risks in the United States, including climate change-related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact our customers’ costs to produce, or demand for, oil and natural gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net-zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. To the extent that the United States and other countries implement the Paris Agreement or local, state, regional, national or international governments impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers. Litigation risks are also increasing, as a number of entities have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under stockholder and consumer protection laws, alleging that companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. To the extent these risks impact our customers, we may experience reduced demand for our proppant.
Additionally, in March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related data risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy and GHG emissions, for certain public companies. We are currently assessing this rule but at this time we cannot predict the ultimate impact of the rule on our business or those of our customers. The SEC originally planned to issue a final rule by October 2022, but most commentators now expect a final rule to be issued in early 2023. To the extent this rule is finalized as proposed, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks and certain emissions metrics. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
A negative shift in investor sentiment towards the oil and natural gas industry and increased attention to environmental, social and governance (“ESG”) and conservation matters may adversely impact our business.
Increasing attention to climate change and natural capital, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs associated with compliance, stakeholder engagement, contracting, and insurance), reduced demand for our customers’ hydrocarbon products and our product and services, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that liability could be imposed on our customers without regard to their causation of or contribution to the asserted damage, or to other mitigating factors. To date, however, changes in societal pressures and consumer demand related to increased attention to ESG and conservation matters have not had a material impact on our customers’ operations or otherwise materially and adversely affected our business. Voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations.

Moreover, while we may create and publish disclosures regarding ESG matters, many of the statements in those disclosures may be on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying and measuring many ESG matters. Such disclosures may also be partially reliant on third-party information that we have not or cannot independently verify. Additionally, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely to lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries, which could have a negative impact on our stock price and our or our customers’ access to and costs of capital. Also, institutional lenders may, of their own accord, decide not to provide funding for fossil fuel industry companies based on climate change, natural capital, or other ESG related concerns, which could affect our or our customers’ access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our or the fossil fuel industry’s reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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
As of December 31, 2022, Clearlake beneficially owns approximately 11.3% of our outstanding common stock and our Chief Executive Officer beneficially owns approximately 15.1% of our outstanding common stock. Consequently, Clearlake and our Chief Executive Officer (each of whom we sometimes refer to as a “Principal Stockholder”) will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as either Principal Stockholder maintains certain beneficial ownership levels of our common stock, each Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017. This concentration of ownership and the rights of our Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
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
As of December 31, 2022, there were 28,543,283 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
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
•provisions that provide that special meetings of stockholders may be called only by the board of directors or, for so long as a Principal Stockholder continues to beneficially own at least 20% of the voting power of the outstanding shares of our stock;
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
We do not currently pay dividends on shares of our common stock. Additionally, our ABL Credit Facility places certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you previously paid.
Future sales of our common stock in the public market could reduce our stock price, and the sale or issuance of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2022, we have outstanding 45,818,584 shares of common stock. Clearlake beneficially owns 5,192,052 shares of our common stock, or approximately 11.3% of our total outstanding shares and our Chief Executive Officer beneficially owns 6,915,217 shares of our common stock, or approximately 15.1% of our total outstanding shares.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.

ITEM 2. — PROPERTIES
As of December 31, 2022, our operating facilities include two frac sand mines and related processing facilities in Oakdale, Wisconsin and Utica, Illinois. Also, in addition to the onsite transloading capabilities at our Oakdale mine, we have nearby transloading facilities to each of our mines and three in-basin transload facilities in Van Hook, North Dakota, Waynesburg, Pennsylvania, and El Reno, Oklahoma.

The following table provides key characteristics of our Oakdale, Wisconsin facility as of December 31, 2022:

Facility Characteristic	Description
Site geography	Approximately 1,256 contiguous acres, with on-site processing and rail loading facilities.
Proven and probable recoverable reserves	247 million tons.
Deposits	Sand reserves of up to 200 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven reserve mix	Approximately 19% of 20/40 and coarser substrate, 41% of finer 40/70 mesh substrate and approximately 40% of fine 100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Generally shallow overburden allowing for surface excavation.
Annual processing capacity	5.5 million tons.
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

Royalties	$0.50 per ton sold of 70 mesh and coarser substrate.

The following table provides key characteristics of our Utica, Illinois facility as of December 31, 2022:

Facility Characteristic	Description
Site geography	Approximately 1,176 acres, with on-site processing and truck loadout facilities.
Proven and probable recoverable reserves	128 million tons.
Deposits	Sand reserves of up to 100 feet; grade mesh sizes 20/40, 30/50, 40/70 and 100 mesh.
Proven and probable reserve mix	Approximately 29% of 20/40 and coarser substrate, 58% of finer 40/70 mesh substrate and approximately 13% of fine 70/100 mesh substrate. Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends.
Excavation technique	Average overburden of approximately 66ft allowing for surface excavation.
Annual processing capacity	1.6 million tons
Logistics capabilities	Unit train capable transload facility located approximately seven miles from the Utica facility in Peru, Illinois that provides access to the BNSF rail network.
Royalties	None

We expect to bring on the Blair facility in the second quarter of 2023. The following table provides key characteristics of our Blair, Wisconsin facility as of December 31, 2022:

Facility Characteristic	Description
Site geography	Approximately 1,285 acres, with on-site processing and rail loading facilities
Proven and probable recoverable reserves	115 million tons.
Deposits	Average thickness 106 feet; grade mesh sizes 20/40, 30/50, 40/70, 50/140, and 100 mesh.
Proven and probable reserve mix	Approximately 35% of 20/40 and coarser substrate with the remainder a finer substrate.
Excavation technique	Average overburden of approximately 18ft allowing for surface excavation.
Annual processing capacity	2.9 million tons
Logistics capabilities	Unit train capable transload facility with more than 8 miles of track and located on-site with access to the Canadian National Railway.
Royalties	$1.75 per ton with certain annual minimum payments.

In addition to these currently operating facilities, we also acquired an idled mine and processing facility in New Auburn, Wisconsin as part of the Eagle Proppants Holdings acquisition in 2020, which contains a higher concentration of coarser sand deposits. We have no immediate plans to resume processing frac sand operations at this facility, though its administrative facilities and proximity to our Oakdale facility allow us to utilize the property to create synergies with our existing operations in Wisconsin.
We also own approximately 959 acres in Jackson County, Wisconsin (“Hixton”). The Hixton site is fully permitted to initiate operations and is available for future development. As of December 31, 2022, our Hixton site had approximately 141 million tons of measured resources. We have no immediate plans to further develop this site.
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
In estimating our reserves, as listed in the tables above, we categorize our reserves as proven or probable recoverable in accordance with these SEC definitions. The quantity and nature of the sand reserves at our mining locations were estimated by third-party geologists and mining engineers for the year ended December 31, 2022.
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
Our Hixton site is on approximately 959 acres in Jackson County, Wisconsin. The Hixton site is fully permitted and available for future development. We own our Jackson County acreage in fee and acquired surface and mineral rights on all of such acreage from multiple landowners in separate transactions. Our mineral rights are subject to an aggregate non-participating royalty interest of $0.50 per ton sold of coarser than 70 mesh, which we believe is significantly lower than many of our competitors.
Our Utica mine is approximately 1,400 acres in LaSalle County, Illinois. The Utica site is a fully owned including all mineral rights and we are not subject to any royalty interest at this site.
Our Blair mine is approximately 1,285 acres in Trempealeau and Jackson County, Wisconsin. We own our Blair mine property in fee and acquired surface and mineral rights on all rights. There are currently royalties of $1.75 per ton sold, subject to certain annual minimum annual royalties.

To opine as to the economic viability of our reserves, independent experts reviewed our financial cost and revenue per ton data at the time of the reserve determination. Historical mineral prices are considered in the context of market supply and demand dynamics to further assess the long-term economic viability of the mineral reserve assets that were evaluated over a thirty year measurement period. A range of average sales price assumptions was considered to estimate proven reserves in accordance with the Commission’s definitions. For our Oakdale location, the assumed average sales price was $20 per ton for the life of mine over 62 years. For our Utica location, the assumed average sales price was $20 per ton for the life of mine over 107 years. For our Blair location, the assumed average sales price was $36 per ton for the life of mine over 46 years. The reserve estimates are updated annually based on a variety of factors, including sales, changes to mineral properties, changes in mine plan, current pricing forecasts and other business strategies. The recovery percentage following processing is also an important criterion in determining economic viability of our mineral reserves. An estimated average processing recovery of approximately 82% was used for our Oakdale and Hixton locations, 81% for our Utica location AND 75% for our Blair location.

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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 17 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2022.

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

Holders of Record
On February 21, 2023, there were 45,831,269 shares of our common stock outstanding, which were held by approximately 31 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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
Unregistered Sales of Equity Securities and Use of Proceeds
On November 14, 2022, we issued an aggregate of 300,000 shares of our common stock to certain royalty holders in connection with a renegotiation of the royalty rates payable at our recently acquired Blair, Wisconsin mine and processing facility. The shares of common stock were issued in a private placement transaction pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

Other than the foregoing, during the year ended December 31, 2022, no shares were sold by the Company without registration under the Securities Act of 1933.

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
We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” in this Item 7 of this Annual Report on Form 10-K. We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Litigation settlement. In 2021, we recorded bad debt of approximately $19.6 million. We entered into a settlement agreement related to previous litigation which we collected a $35.0 million cash payment to settle $54.6 million of outstanding accounts receivable.
•Impairment loss. As of December 31, 2022, we have not recorded any impairment loss. In 2021, we recorded an inventory impairment loss of $2.2 million related to the write down of inventory driven by expected yield. In 2020, we recorded an impairment loss of $5.1 million to fully write down the value of our long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future. These amounts are separately on the consolidated statements of operations. See our discussion in the section entitled “GAAP Results of Operations” for additional information regarding these transactions.
•Market Trends. In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to continued volatility of frac sand prices. During most of 2020, demand for frac sand declined significantly due to decreased demand for oil and natural gas as a result of the ongoing effects of the COVID-19 pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and throughout 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. This improvement in oil and natural gas activity continued in 2022 as oil and gas prices increased due to the war in Ukraine and overall increased worldwide demand relative to supply. We have seen an increase in the volume of sand sold and improvements in sand pricing in 2022. However, current high levels of inflation and the continuation of the war in Ukraine could lead to a recession in the United States and globally, which could impact oil and natural gas prices and overall oil and gas activity thereby leading to reduced demand for frac sand and negative pressures on sand pricing in 2023. The continued volatility in oil and natural gas demand and potential for increased supplies of sand has led to continued reluctance by our customers to enter into long-term contracts as customers have instead trended toward purchasing their frac sand supply in the spot market at current market prices. However, we expect that the recent higher demand for frac sand could lead to better pricing opportunities, although we cannot predict when frac sand prices will increase or stabilize, if at all.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Overview
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite storage silos and SmartPathTM transloader, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of sand. In September 2020, we acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”), which included our Utica, Illinois processing facility. We currently have 7.1 million tons of annual capacity at our Oakdale and Utica facilities with the ability to expand annual processing capacity to approximately 10.0 million tons of sand when we bring our recently acquired Blair facility online. We currently anticipate that the Blair facility will be operational in the second quarter of 2023.
We directly control three in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway to service the Van Hook terminal directly along with the other key oil and natural gas exploration and production basins of North America. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. We also have rights to use a rail terminal located in El Reno, Oklahoma, which we obtained as part of our acquisition of Eagle Proppants Holdings. These terminals allow us to offer more efficient and sustainable delivery options to our customers. We have long-standing relationships with third party terminal operators that allow us access to all oil and natural gas exploration production basins of North America.
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
Blair Mine and Processing Facility
On March 4, 2022, we entered into the Purchase Agreement with HCR and Blair, pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary purchase price adjustments as set forth in the Purchase Agreement. Entities affiliated with Clearlake Capital (“Clearlake”), who collectively own approximately 11% of the Company’s outstanding common stock, as of December 31, 2022 also own a significant portion of the outstanding common stock of HCR, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.
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

Assets and Operations
Oakdale, Wisconsin
Our sand reserves in Oakdale include a balanced concentration of coarse sand, (19% 20/40 and coarser), finer sand (41% of 40/70 mesh) and fine sand (40% 60/140 gradation, which we refer to in this annual report as “100 mesh”). Our 30/50 gradation is a derivative of the 20/40 and 40/70 blends. We believe that this mix of coarse and fine sand reserves, combined with contractual demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. We have approximately 247 million tons of proven and probable recoverable reserves, which brings our estimated life of mine to approximately 62 years, based on current volumes. This long reserve life enables us to better serve demand for different types of frac sand as compared to mines with shorter reserve lives.
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
Utica & Peru, Illinois
Our Utica facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have approximately 128 million tons of proven and probable reserves, which gives us an estimated life of mine of approximately 107 years, based on current volumes. Our Utica facility provides us with significant logistics assets that further increases our logistics advantage,

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

including access to BNSF, a Class I rail line, through our owned Peru transload facility. Additionally, the CSX and NS rail lines are available within short trucking distances. This facility is also capable of handling multiple unit trains simultaneously. These additional logistics options give us greater access to operating basins in the Western United States allowing us to offer more competitive pricing to existing and new customers in these markets.
Blair, Wisconsin
Our Blair facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and located on the Canadian National railway. We have approximately 115 million tons of proven and probable reserves, which gives us an estimated life of mine of approximately 46 years, based on expected sales volumes. Our Blair facility provides us with significant logistics assets that further increases our logistics advantage, including access to the Canadian National, a Class I rail line. When this facility opens in the second quarter of 2023, we will have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
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
We expect to continue to capitalize on our Oakdale facility’s ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network and ship on two Class I rail carriers to maximize our product shipment rates, increase our railcar utilization and lower our transportation costs. Our newly acquired Peru transload terminal, located just minutes away from our Utica mine and frac sand processing facility, offers additional capability to ship products on a third Class I rail carrier, the BNSF. The recent addition of the Blair facility, once operational, will provide us with another facility that is capable of handling multiple unit trains on-site and gives us access to the Canadian National Railway.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

How We Generate Revenue
We generate revenue by excavating and processing frac sand, which we sell to our customers under long-term price agreements or as spot sales at prevailing market rates. For in-basin sales, revenues also include a charge for transportation services provided to customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product transported and the distance between the plant and our customers. Our long-term price agreements typically contain a minimum volume purchase requirement and provide for delivery of frac sand from one of our processing facilities, transloading terminals or another location specified by our customers. Revenue is generally recognized as products are delivered to customers in accordance with the contract.
We generate revenue on our SmartSystems by renting equipment to our customers under contract terms tailored to meet their short-term or long-term needs with any number of SmartDepots, SmartPaths or trailers they require. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met.
In the fourth quarter of 2021, we expanded our product line to begin offering sand through IPS. While sales of IPS to customers were a small portion of our overall sand sales in 2022, we expect to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more in 2023.
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

Overall Trends and Outlook
Demand Trends

According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 128 million tons in 2022, which is approximately 25% increase from the 102 million tons Spears reported for 2021. Spears estimates that 2023 demand will increase to 154 million tons, which is approximately 21% increase over 2022.

Supply Trends

There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2023 in the mining, transloading and logistics businesses. According to the Spears, local supply in the Permian Basin market is less than forecasted demand in 2023, which may require additional Northern White Sand in the Permian Basin.

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells and to lower cost regional sand sources has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
Management’s Outlook
In 2021, we started several strategic initiatives to take advantage of the current market downturn and set ourselves up for success in 2022. In the fourth quarter of 2021 we expanded our product line to begin offering IPS. Since then, we have worked to expand and diversify our customer base to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreation. In 2021, we also acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Waynesburg terminal became operational in January 2022. We believe the Waynesburg terminal allows us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin. In March 2022, we entered into a Purchase Agreement with HCR to purchase its Blair facility. The primary assets of Blair consist of a frac sand mine and related processing facility located in Blair, Wisconsin, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. This facility, while currently idled, is expected to become operational in the second quarter of 2023. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
We expect the demand for frac sand in 2023 to continue to be at healthy levels. We believe higher demand driven by consistent drilling and completion activity should also lead to sand prices remaining relatively stable with some opportunity for improvement in 2023. Beginning in 2021 and continuing throughout 2022, exploration and production companies have moved to a more disciplined approach to new drilling activity leading to less volatility in supply relative to demand and subsequently higher overall oil and natural gas prices. Demand for both frac sand and our SmartSystems is influenced by the volume of oil and natural gas well drilling and completion activity, as well as the types of wells that are completed. We expect the Bakken and Marcellus formations to continue to be key markets for us and we look to expand our market share in these key areas through our current strategic initiatives.
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

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021:

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$243,162	$117,402	$125,760	107%
Shortfall revenue	5,010	4,421	589	13%
Logistics revenue	7,568	4,825	2,743	57%
Total revenue	255,740	126,648	129,092	102%
Cost of goods sold	226,149	140,384	85,765	61%
Inventory impairment loss	—	2,170	(2,170)	(100)%
Gross profit	29,591	(15,906)	45,497	286%
Operating expenses:
Salaries, benefits and payroll taxes	14,942	11,258	3,684	33%
Depreciation and amortization	2,244	1,980	264	13%
Selling, general and administrative	15,532	14,749	783	5%
Bad debt expense	1	19,592	(19,591)	(100)%
Total operating expenses	32,719	47,579	(14,860)	(31)%
Operating loss	(3,128)	(63,485)	60,357	95%
Other (expenses) income:
Interest expense, net	(1,608)	(1,979)	371	(19)%
Other income	828	5,773	(4,945)	(86)%
Total other (expenses) income, net	(780)	3,794	(4,574)	(121)%
(Loss) income before income tax (benefit) expense	(3,908)	(59,691)	55,783	93%
Income tax benefit	(3,205)	(9,017)	5,812	64%
Net (loss) income	$(703)	$(50,674)	$49,971	99%
Revenue
Revenue was $255.7 million for the year ended December 31, 2022, during which we sold approximately 4,333,000 tons of sand. Revenue for the year ended December 31, 2021 was $126.6 million, during which we sold approximately 3,189,000 tons of sand. The key factors contributing to the increase in revenues for the year ended December 31, 2022 as compared to the year ended December 31, 2021 were as follows:
•Sand sales revenue increased from $117.4 million for the year ended December 31, 2021 to $243.2 million for the year ended December 31, 2022, as a result of higher total volumes sold. Sand volumes increased by 36% from 2021 to 2022, additionally sand prices have increased due to a shift in supply and demand, which we believe is driven by increased prices in oil and natural gas leading to increased completion activity of new oil and natural gas wells.
•We had $5.0 million of contractual shortfall revenue for the year ended December 31, 2022 and $4.4 million for the year ended December 31, 2021, respectively. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, logistics services and SmartSystems rentals, was $7.6 million for the year ended December 31, 2022, an increase of $2.7 million when compared to logistics revenue of $4.8 million for the year ended December 31, 2021. The increase in logistics revenue was due to higher utilization of our SmartSystems equipment.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $226.1 million and $140.4 million, for the years ended December 31, 2022 and December 31, 2021, respectively. The increase was primarily due to higher volumes sold and the related increase in production costs and freight costs that accompany higher volumes, along with higher labor, maintenance and utilities costs in 2022.

Gross Profit
Gross profit was $29.6 million and $(15.9) million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in gross profit for the year ended December 31, 2022 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers. Gross profit for the year ended December 31, 2021 included $2.2 million related to a write-down of inventory based on expected yield.
Operating Expenses
Operating expenses were $32.7 million and $47.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. In 2021, we recorded $19.6 million as non-cash bad debt expense, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under a settlement agreement. Salaries, benefits and payroll taxes increased to $14.9 million for the year ended December 31, 2022, as compared to $11.3 million for the year ended December 31, 2021, due primarily to increased bonuses as management has reinstated a formal employee bonus plan based on company performance for 2022 and increased staffing to support our IPS business. Depreciation and amortization increased slightly from 2022 as compared to 2021. Selling, general and administrative expenses increased from $14.7 million for the year ended December 31, 2021 to $15.5 million for the year ended December 31, 2022, primarily driven by development costs, royalty payments and other costs related to our Blair facility and our Waynesburg terminal.

Other Income (Expense)
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

Interest Expense
We incurred $1.6 million and $2.0 million of net interest expense for the years ended December 31, 2022 and 2021, respectively. In 2022, we continued to reduce debt levels and decrease interest expense through scheduled amortization payments.
Income Tax Benefit
Income tax benefit was $3.2 million for the year ended December 31, 2022 compared to income tax benefit of $9.0 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, our effective tax rate was approximately 82.0% and 15.1%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the years ended December 31, 2022 and 2021 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and Economic Security Act, and state apportionment changes, among other items.
Net Loss
Net loss was $(0.7) million for year ended December 31, 2022 compared to net loss of $(50.7) million for the year ended December 31, 2021. The decrease in net loss is attributable to an increase in total volumes sold and higher average sale prices of our sand in addition to non-cash bad debt expense recorded in the prior year against the residual balance of accounts receivable that were previously the subject of litigation in the prior year.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020:

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$117,402	$70,902	$46,500	66%
Shortfall revenue	4,421	23,281	(18,860)	(81)%
Logistics revenue	4,825	28,157	(23,332)	(83)%
Total revenue	126,648	122,340	4,308	4%
Cost of goods sold	140,384	104,221	36,163	35%
Inventory impairment loss	2,170	—	2,170	Not meaningful
Gross profit	(15,906)	18,119	(34,025)	(188)%
Operating expenses:
Salaries, benefits and payroll taxes	11,258	9,993	1,265	13%
Depreciation and amortization	1,980	1,911	69	4%
Selling, general and administrative	14,749	15,527	(778)	(5)%
Bad debt expense	19,592	—	19,592	Not meaningful
Change in the estimated fair value of contingent consideration	—	(1,410)	1,410	(100)%
Impairment loss	—	5,115	(5,115)	(100)%
Total operating expenses	47,579	31,136	16,443	53%
Operating loss	(63,485)	(13,017)	(50,468)	388%
Other (expenses) income:
Gain on bargain purchase	—	39,600	(39,600)	(100)%
Interest expense, net	(1,979)	(2,091)	112	(5)%
Other income	5,773	482	5,291	1098%
Total other (expenses) income, net	3,794	37,991	(34,197)	(90)%
(Loss) income before income tax (benefit) expense	(59,691)	24,974	(84,665)	(339)%
Income tax benefit	(9,017)	(12,980)	3,963	(31)%
Net (loss) income	$(50,674)	$37,954	$(88,628)	(234)%

Revenue
Revenue was $126.6 million for the year ended December 31, 2021, during which we sold approximately 3,189,000 tons of sand. Revenue for the year ended December 31, 2020 was $122.3 million, during which we sold approximately 1,886,000 tons of sand. The key factors contributing to the decrease in revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020 were as follows.
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

•We had $4.4 million of contractual shortfall revenue for the year ended December 31, 2021 and $23.3 million for the year ended December 31, 2020, respectively. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract. Shortfall revenue of $14.0 million in 2020 was from a customer that we had a legal settlement with in 2021.

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
Gross Profit
Gross profit was $(15.9) million and $18.1 million for the years ended December 31, 2021 and 2020, respectively. The decline in gross profit for the year ended December 31, 2021 was primarily due to decreased shortfall revenue and low average sales price of our sand relative to the cost to produce and deliver products to our customers. Gross profit for the year ended December 31, 2021 included $2.2 million related to a write-down of inventory based on expected yield.
Operating Expenses
Operating expenses were $47.6 million and $31.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. In 2021, we recorded $19.6 million as non-cash bad debt expense, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under a settlement agreement. Salaries, benefits and payroll taxes increased to $11.3 million for the year ended December 31, 2021, as compared to $10.0 million for the year ended December 31, 2020, respectively, as we increased headcount to support higher levels of production activity and restored the variable compensation in 2021. Depreciation and amortization were largely consistent in 2021 as compared to 2020. Selling, general and administrative expenses decreased from $15.5 million for the year ended December 31, 2020 to $14.7 million for the year ended December 31, 2021, primarily as a result of decreased professional fees in 2021 as we settled our ongoing litigation. December 31, 2020 included an impairment charge of $5.1 million related to the full impairment of long-lived assets in the Permian basin as we have no intentions to develop these properties in the foreseeable future.
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

Interest Expense
We incurred $2.0 million and $2.1 million of net interest expense for the years ended December 31, 2021 and 2020, respectively. In 2021, we continued to reduce debt levels and decrease interest expense through scheduled amortizing payments.
Income Tax Benefit
Income tax benefit was $9.0 million for the year ended December 31, 2021 compared to income tax benefit of $13.0 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, our effective tax rate was approximately 15.1% and (52.0)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the year ended December 31, 2021 and 2020 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Economic Security Act, and state apportionment changes, among other items. The bargain purchase gain related to our acquisition of Eagle Proppants Holdings that we recorded during the third quarter of 2020 is not taxable.
Net (Loss) Income
Net loss was $(50.7) million for year ended December 31, 2021 compared to net income of $38.0 million for the year ended December 31, 2020. The net loss in 2021 was primarily due to reduced gross profit on our sand sales and non-cash bad debt expense of $19.6 million related to a litigation settlement. Net income in 2020 was primarily due to shortfall revenue and the gain on bargain purchase related to our acquisition of Eagle Proppants Holdings.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$255,740	$126,648	$122,340
Cost of goods sold	226,149	140,384	104,221
Gross profit	29,591	(13,736)	18,119
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	25,038	24,258	21,022
Contribution margin	$54,629	$10,522	$39,141
Contribution margin per ton	$12.61	$3.30	$20.75
Total tons sold	4,333	3,189	1,886
Contribution margin was $54.6 million, or $12.61 per ton sold, for the year ended December 31, 2022 compared to $10.5 million, or $3.30 per ton sold, for the year ended December 31, 2021. The increase in overall contribution margin and contribution margin per ton sold for the year ended December 31, 2022, as compared to the prior year, was primarily due to

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

higher sales volumes and higher average sale prices relative to the cost to deliver products to our customers, along with increased IPS sales and higher utilization of our SmartSystems fleet in the current period.
Contribution margin was $10.5 million, or $3.30 per ton sold, for the year ended December 31, 2021 compared to $39.1 million, or $20.75 per ton sold, for the year ended December 31, 2020. The decrease in overall contribution margin and contribution margin per ton sold for the year ended December 31, 2021, as compared to the prior year, was primarily due to $18.9 million higher shortfall revenue in the prior period and low average sale price relative to our cost to produce and deliver sand to our customers for the year ended December 31, 2021.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(703)	$(50,674)	$37,954
Depreciation, depletion and amortization	26,521	25,495	22,536
Income tax benefit	(3,205)	(9,017)	(12,980)
Interest expense	1,661	2,014	2,129
Franchise taxes	353	290	275
EBITDA	$24,627	$(31,892)	$49,914
(Gain) loss on sale of fixed assets	(294)	555	237
Equity compensation	2,729	2,933	3,431
Royalty stock issuance	639	—	—
Employee retention credit	—	(5,026)	—
Acquisition and development costs (1)	675	28	(369)
Gain on bargain purchase	—	—	(39,600)
Non-cash impairments (2)	—	2,170	5,115
Cash charges related to restructuring and retention	137	9	82
Accretion of asset retirement obligations	758	740	396
Sales tax audit settlement	$—	$—	$1,250
Adjusted EBITDA	$29,271	$(30,483)	$20,456
(1)    Represents costs incurred related to the business combinations and current development project activities. The year ended December 31, 2020 includes $891 of costs related to the acquisition of Eagle Proppants Holdings and $1,410 decrease in the estimated fair value of our contingent consideration related to the acquisition of Quickthree.
(2)    The year ended December 31, 2021 represents a write-down of our inventory based on expected yield. December 31, 2020 represents a $5,115 full impairment of long-lived assets in the Permian basin.
_________________________

Adjusted EBITDA was $29.3 million for the year ended December 31, 2022 compared to $(30.5) million for the year ended December 31, 2021. The increase in Adjusted EBITDA for the year ended December 31, 2022, as compared to the prior year, was primarily due to a decrease in net loss for the year ended December 31, 2022 as a result of higher sales volumes and higher average selling prices of our sand.
Adjusted EBITDA was $(30.5) million for the year ended December 31, 2021 compared to $20.5 million for the year ended December 31, 2020. The decrease in Adjusted EBITDA for the year ended December 31, 2021, shortfall revenue in the current period, non-cash bad debt expense of $19.6 million related to a litigation settlement, and low average sale prices of our sand relative to the cost to produce and deliver it despite having higher overall volumes in 2021.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$5,420	$32,438	$25,541
Acquisition of Blair facility	(6,547)	—	—
Purchases of property, plant and equipment	(12,731)	(11,220)	(8,620)
Free cash flow	$(13,858)	$21,218	$16,921
Free cash flow was $(13.9) million for the year ended December 31, 2022. During the year ended December 31, 2022, positive cash flow from operating activities came late in the year as cash collections caught up with increased working capital requirements due to significant increase in sales volumes. The acquisition of the Blair facility and planned capital expenditures more than offset the cash provided by operating activities. Capital expenditures for the year ended December 31, 2022 were $12.7 million compared to $11.2 million for the year ended December 31, 2021.
Free cash flow was $21.2 million for the year ended December 31, 2021 compared to $16.9 million for the year ended December 31, 2020. The increase in free cash flow was primarily attributable to a slightly longer cash collection cycle on strong fourth quarter 2021 sales volumes and lower average sales prices of our sand, partially offset by $35.0 million cash payment received under a litigation settlement agreement in 2021 as compared to 2020. Capital expenditures for the year ended December 31, 2021 were $11.2 million compared to $8.6 million for the year ended December 31, 2020.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations, availability under our ABL Credit Facility and other equipment financing sources. As of December 31, 2022, cash on hand was $5.5 million and we had $19.0 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in our SmartSystems wellsite proppant storage solutions and other capital projects.

Material Cash Requirements
Capital Requirements
We expect 2023 capital expenditures, excluding any acquisitions, to be between $20.0 million and $25.0 million, consisting primarily of capital for efficiency projects at Oakdale and Utica, IPS expansion projects and Blair facility start-up costs. We expect to fund these capital expenditures with existing cash, cash generated from operations, borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers.
Indebtedness
We have several debt facilities including the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on this facility as of December 31, 2022 was $11.8 million. Minimum cash payments on this facility in 2023 are $4.6 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment. Total debt under these notes payable as of December 31, 2022 was $3.4 million. Minimum cash payments on these notes payable in 2023 are $1.9 million. There were no borrowings outstanding out our ABL Credit Facility as of December 31, 2022.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of December 31, 2022 were $28.6 million. Minimum cash payments on operating leases in 2023 are $12.2 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts is approximately $2.5 million per year for the next 14 years.

Off-Balance Sheet Arrangements
We had $17.7 million and $8.6 million of outstanding performance bonds as of each of the years ended December 31, 2022 and 2021, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways.

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

Customer Concentration
For the year ended December 31, 2022, Equitable Gas Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.3%, 15.4%, 14.4%, and 13.7% respectively, of total revenue. For the year ended December 31, 2021, Equitable Gas Corporation, Halliburton Energy Services, and Liberty Oilfield Services accounted for 24.3%, 18.3%, and 14.8%, respectively, of total revenue. For the year ended December 31, 2020, Equitable Gas Corporation, Liberty Oilfield Services, and U.S. Well Services accounted for 28.1%, 21.7%, and 14.0%, respectively, of total revenue.

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
Asset Retirement Obligation
We estimate the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements and recognize reclamation obligations when extraction occurs and record them as liabilities at estimated fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life or the estimated number of years of extraction. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively. The asset retirement obligation estimate is calculated by estimating the cost to reclaim an area as of the estimation date and inflating that cost to an estimated reclamation date, then discounting that inflated cost back to the reporting period date. Changes in the current estimate or the interest rates used for inflation or discount can have a material effect on the liability reported. In addition, due to the nature or our business, changes in mine planning can result in changes to our estimated future reclamation dates. We recorded an initial asset retirement obligations at our Blair facility upon acquisition based on existing reclamation Bonds in the amount of $8.3 million. When we developed a mine plan we revised the asset retirement plan estimate to $2.0 million using the same methodology we use in determining our other asset retirement obligations.
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
During the year ended December 31, 2022, we did not record any impairment charges based on the analysis of our long-lived assets.
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
We have recorded a liability of $2.2 million for uncertain tax positions included in deferred tax liabilities, long-term, net on our consolidated balance sheet as of December 31, 2022, related to our depletion deduction methodology, and a corresponding increase to the income tax expense on our consolidated statements of operations. There was a $2.2 million liability for uncertain tax positions as of December 31, 2021.
As of December 31, 2022, we determined it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our consolidated balance sheet in the amount of $1.6 million, and an immaterial corresponding increase to the income tax expense of on our consolidated statements of operations.

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
Commodity Price Risk
The market for proppant and proppant storage equipment is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the oilfield services and exploration and production industries. Additionally the price fluctuations of natural gas, electricity, as well as diesel prices impact the overall cost of conducting our business. We currently hedge our indirect exposure to commodity price risk by entering into fixed price contracts for natural gas, propane and electricity.
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was no balance on our ABL Credit Facility as of December 31, 2022. We do not believe this represents a material interest rate risk.
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
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, certain transactions are transacted in Canada dollars due to our SmartSystems manufacturing facility located in Canada. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be impacted to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canada dollar. During the years ended December 31, 2022, 2021 and 2020, revenue, expenses, assets and liabilities transacted in Canada dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
New York, New York
February 28, 2023

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,510	$25,588
Accounts receivable	35,746	17,481
Unbilled receivables	79	1,884
Inventory	20,185	15,024
Prepaid expenses and other current assets	6,593	13,886
Total current assets	68,113	73,863
Property, plant and equipment, net	258,843	262,465
Operating lease right-of-use assets	26,075	29,828
Intangible assets, net	6,669	7,461
Other assets	303	402
Total assets	$360,003	$374,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,435	$8,479
Accrued expenses and other liabilities	13,430	14,073
Current portion of deferred revenue	6,959	9,842
Current portion of long-term debt	6,183	7,127
Current portion of operating lease liabilities	10,910	9,029
Total current liabilities	51,917	48,550
Long-term deferred revenue	—	6,428
Long-term debt	9,807	15,353
Long-term operating lease liabilities	17,642	23,690
Deferred tax liabilities, long-term, net	18,238	22,434
Asset retirement obligation	18,888	16,155
Other non-current liabilities	40	249
Total liabilities	116,532	132,859
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 45,099,067 issued and 43,088,106 outstanding at December 31, 2022; 43,789,814 issued and 42,012,813 outstanding at December 31, 2021	43	42
Treasury stock, at cost, 2,010,961 and 1,777,001 shares at December 31, 2022 and 2021, respectively	(5,075)	(4,535)
Additional paid-in capital	178,386	174,486
Retained earnings	69,890	70,593
Accumulated other comprehensive income	227	574
Total stockholders’ equity	243,471	241,160
Total liabilities and stockholders’ equity	$360,003	$374,019

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$243,162	$117,402	$70,902
Shortfall revenue	5,010	4,421	23,281
Logistics revenue	7,568	4,825	28,157
Total revenue	255,740	126,648	122,340
Cost of goods sold	226,149	140,384	104,221
Inventory impairment loss	—	2,170	—
Gross profit	29,591	(15,906)	18,119
Operating expenses:
Salaries, benefits and payroll taxes	14,942	11,258	9,993
Depreciation and amortization	2,244	1,980	1,911
Selling, general and administrative	15,532	14,749	15,527
Bad debt expense	1	19,592	—
Change in the estimated fair value of contingent consideration	—	—	(1,410)
Impairment loss	—	—	5,115
Total operating expenses	32,719	47,579	31,136
Operating loss	(3,128)	(63,485)	(13,017)
Other (expenses) income:
Gain on bargain purchase	—	—	39,600
Interest expense, net	(1,608)	(1,979)	(2,091)
Other income	828	5,773	482
Total other (expenses) income, net	(780)	3,794	37,991
(Loss) income before income tax (benefit) expense	(3,908)	(59,691)	24,974
Income tax benefit	(3,205)	(9,017)	(12,980)
Net (loss) income	$(703)	$(50,674)	$37,954
Net (loss) income per common share:
Basic	$(0.02)	$(1.21)	$0.94
Diluted	$(0.02)	$(1.21)	$0.94
Weighted-average number of common shares:
Basic	42,408	41,775	40,260
Diluted	42,408	41,775	40,260

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(703)	$(50,674)	$37,954
Other comprehensive (loss) income:
Foreign currency translation adjustment	(347)	151	464
Comprehensive (loss) income	$(1,050)	$(50,523)	$38,418
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands, except share amounts)
Balance at December 31, 2019	40,234,451	$40	740,957	$(2,979)	$165,223	$83,313	$(41)	$245,556
Foreign currency translation adjustment	—	—	—	—	—	—	464	464
Acquisition stock issuance	1,503,759	2	—	—	2,059	—	—	2,061
Vesting of restricted stock	674,593	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,831	—	—	3,831
Employee stock purchase plan compensation	—	—	—	—	34	—	—	34
Employee stock purchase plan issuance	39,634	—	—	—	62	—	—	62
Restricted stock buy back	(99,008)	—	99,008	(155)	—	—	—	(155)
Shares repurchased	(778,300)	—	778,300	(1,000)	—	—		(1,000)
Net income	—	—	—	—	—	37,954	—	37,954
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—	—	—	—	—	151	151
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	547,563	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,161	—	—	3,161
Employee stock purchase plan compensation	—	—	—	—	34	—	—	34
Employee stock purchase plan issuance	34,427	—	—	—	62	—	—	62
Restricted stock buy back	(158,736)	—	158,736	(401)	—	—	—	(401)
Net income	—	—	—	—	—	(50,674)	—	(50,674)
Balance at December 31, 2021	42,012,813	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—	—	—	—	—	(347)	(347)
Royalty stock issuance	300,000	—	—	—	639	—	—	639
Vesting of restricted stock	974,730	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,184	—	—	3,184
Employee stock purchase plan compensation	—	—	—	—	25	—	—	25
Employee stock purchase plan issuance	34,523	—	—	—	52	—	—	52
Restricted stock buy back	(233,960)	—	233,960	(540)	—	—	—	(540)
Net loss	—	—	—	—	—	(703)	—	(703)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities:
Net (loss) income	$(703)	$(50,674)	$37,954
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	26,488	25,308	22,130
Impairment loss	—	2,170	5,115
Amortization of intangible assets	792	792	793
(Gain) loss on disposal of assets	(294)	555	237
Provision for bad debt	1	19,592	—
Amortization of deferred financing cost	105	105	105
Accretion of debt discount	186	183	185
Deferred income taxes	(4,196)	(10,547)	(2,573)
Stock-based compensation, net	3,184	3,161	3,831
Employee stock purchase plan compensation	25	34	34
Change in contingent consideration fair value	—	—	(1,410)
Gain on bargain purchase, net of cash acquired	—	—	(39,291)
Changes in assets and liabilities:
Accounts receivable	(18,265)	32,899	(10,719)
Unbilled receivables	1,805	(2,011)	4,638
Inventory	(5,161)	1,942	4,738
Prepaid expenses and other assets	6,524	751	(5,327)
Deferred revenue	(9,311)	5,913	1,032
Accounts payable	5,244	4,508	(370)
Accrued expenses and other liabilities	(1,004)	(2,243)	4,981
Income taxes payable	—	—	(542)
Net cash provided by operating activities	5,420	32,438	25,541
Investing activities:
Acquisition, net of cash acquired	(6,547)	—	—
Purchases of property, plant and equipment	(12,731)	(11,220)	(8,620)
Proceeds from disposal of assets	1,070	78	61
Net cash used in investing activities	(18,208)	(11,142)	(8,559)
Financing activities:
Proceeds from the issuance of notes payable	—	—	952
Repayments of notes payable	(7,325)	(6,771)	(4,802)
Payments under financing lease obligation	(116)	(123)	(123)
Payment of deferred financing and debt issuance costs	—	—	(20)
Proceeds from revolving credit facility	10,000	—	6,000
Repayment of revolving credit facility	(10,000)	—	(8,500)
Payment of contingent consideration	—	(180)	(310)
Proceeds from equity issuance	52	42	62
Royalty stock issuance	639	—	—
Purchase of treasury stock	(540)	(401)	(1,155)
Net cash used in financing activities	(7,290)	(7,433)	(7,896)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	(20,078)	13,863	9,086
Cash and cash equivalents at beginning of year	25,588	11,725	2,639
Cash and cash equivalents at end of year	$5,510	$25,588	$11,725
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Spring, Texas. The Company primarily operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. The Company also offers proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Products Solutions (“IPS”) business in order to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
Sand Mines and Processing Facilities
The Company’s integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines which enable the Company to process and cost effectively deliver products to its customers. The Company also offers proppant logistics solutions to its customers through, among other things, its in-basin transloading terminals and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company completed construction of the first phase of its mine and processing facility near Oakdale, Wisconsin and commenced operations in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently, the annual processing capacity at the Company’s Oakdale facility is approximately 5.5 million tons.
In September 2020, the Company acquired from Eagle Materials Inc., a Delaware corporation (“Eagle”), all of the issued and outstanding interests in Eagle Oil and Gas Proppants Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Eagle (“Eagle Proppants Holdings”). The primary assets of Eagle Proppants Holdings and its subsidiaries included two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin. The Utica facility has an annual processing capacity of 1.6 million tons and access to the Burlington Northern Santa Fe (“BNSF”) Class I rail line through the Peru, Illinois transload facility. The Company began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The Company has no plans to operate the New Auburn Facility for the foreseeable future.
On March 4, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”), pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6,450, subject to customary purchase price adjustments as set forth in the Purchase Agreement (the “Transaction”). Entities affiliated with Clearlake Capital Group, L.P. (“Clearlake”), who collectively own approximately 11% of the Company’s outstanding common stock, also own a significant portion of the outstanding common stock of HCR, and representatives of Clearlake serve on our board of directors and HCR’s board of directors.
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. Currently the Company plans to start operations at Blair in the second quarter of 2023.
With the Blair acquisition, the Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
Transload & Logistics Solutions
In March 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin and began providing Northern White Sand in-basin in April 2018.
In September 2020, the Company acquired the rights to use a rail terminal located in El Reno, Oklahoma, which was idled at the time of the acquisition but has recently started operating again.
In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Company began providing sand to customers through this terminal in January 2022.

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

Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The Company is currently unable to estimate the impact of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that current or future events will not have a material adverse effect on its financial position or results of operations.

Revenue Recognition
Revenues are generally recognized when control of the promised goods or services is transferred to our customers, the amount of which reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Sand Sales Revenue
The Company derives its sand sales revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. For sand delivered at one of the Company’s facilities, title passes as the product is loaded into railcars hired by the customer or provided by the Company and revenue is recognized when title transfers at the Company’s facility. For sand delivered in-basin, the Company recognizes revenue when title passes to the customer at the transload facility or in the customer’s truck, depending on the level of logistics services provided to the customer. The amount invoiced reflects product, transportation and any other additional handling services, such as storage or transloading the product from railcar to truck.
Prices under the Company’s long-term agreements with customers are generally fixed but may contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including a natural gas surcharge/reduction, propane surcharge/reduction, or rail surcharge which are applied if prices moved beyond benchmarks established in the contract.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company requires certain customers to pay a fixed-price monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. Standard collection terms are net 30 days, although extended terms are offered in competitive situations. The Company recognizes revenue when the customer no longer has the right to use the reservation charge towards sand sales or shortfall payments.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company’s contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. As of December 31, 2022, the Company had $111,845 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $69,095 and $42,750 in the years ending December 31, 2023 and 2024, respectively.

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
Accounts and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date; unbilled receivables represent customer transactions that have not yet been invoiced as of the balance sheet date. Accounts receivable are due in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. As of December 31, 2022 and 2021, the Company recorded no allowance for doubtful accounts. As of December 31, 2022 and 2021, there were no unbilled receivables included in deferred revenue. The Company recorded $1 and $19,592 for the years ended December 31, 2022 and 2021, respectively as non-cash bad debt expense, which is the difference between the $54,592 accounts receivable balance that was previously under litigation and the $35,000 cash received under a settlement agreement.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $118,616, $57,770 and $40,891 for the years ended December 31, 2022, 2021 and 2020, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs periodic surveys to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. There was no write-down of inventory value based on the lower of cost or net realizable value calculation. The Company also performs an analysis on its existing inventory and estimates the expected production yield based on waste sand produced to determine if it has obsolete inventory. An inventory impairment was recorded in the amount of $2,170 was recorded for the year ended December 31, 2021. There was no impairment due to obsolescence in 2022 or 2020.
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

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Deferred Financing Charges
Direct costs incurred in connection with the Company's debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing and debt discount charges of $291, $291, and $290 are included in interest expense as of December 31, 2022, 2021 and 2020, respectively. Costs related to the Oakdale Equipment Financing are presented net of the related debt and costs related to the ABL Credit Facility are presented in other assets on the balance sheet.
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
Long-Lived Assets, Including Definite-Lived Intangible Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of developed technology. For long-lived assets used in operations, impairment

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the following periods:

Estimated Useful Life (Years)
Developed technology	13
There were no impairments of long-lived assets or definite-lived intangible assets during the year ended December 31, 2022 and 2021. In 2020, the Company recorded an impairment loss of $5,115 to fully write down the value of its long-lived assets in the Permian basin as it has no intentions to develop these properties in the foreseeable future.
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
Lessor
The Company manufactures SmartSystems and offers the equipment for lease. The Company negotiates the terms of its leases on a case-by-case basis. There are no significant options that are reasonably certain to be exercised, residual value guarantees, restrictions or covenants in its lease contracts and have, therefore, not been included in its accounting for the leases. All of the Company’s SmartSystems are accounted for as operating leases.
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
The Company had no financial instruments carried at fair value as of December 31, 2022 and 2021.
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
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2022 and 2021, there were no material probable environmental matters.

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
Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2022, 2021, 2020 was 2,317, 3,011 and 1,886, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares outstanding	42,408	41,775	40,260
Assumed conversion of restricted stock	—	—	—
Diluted weighted average common stock outstanding	42,408	41,775	40,260
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the period ended December 31, 2021, the Company recorded $5,026 of employee retention credits in other income on its consolidated statements of operations, of which $1,180 remained included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2022. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that materially affect the financial statements of the Company.

NOTE 3 — Acquisitions
Asset Acquisition - Blair Facility
On March 4, 2022, the Company entered into the Purchase Agreement with HCR and Blair, pursuant to which the Company acquired all of the issued and outstanding limited liability company interest of Blair from HCR for aggregate cash consideration of $6,450, subject to customary purchase price adjustments as set forth in the Purchase Agreement.
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility, once operational, will have approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway.
The Company accounted for this transaction as an asset acquisition based on an evaluation of the guidance in ASC 805. The Company determined that there was not a substantive process in place that generates outputs that can be sold to a customer, and therefore the acquisition did not meet the definition of a business. The Company recognized identifiable assets acquired on a relative fair value basis. All assets acquired were allocated to property, plant and equipment on the acquisition date. The Company also recorded an initial increase to its asset retirement obligations and a corresponding increase in purchases of

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

property plant and equipment in the amount of $8,281 and subsequently revised the estimate to $1,988, based on its current mine plan as of December 31, 2022.
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

NOTE 4 — Inventories
Inventories consisted of the following:

	December 31,
	2022	2021
Raw material	$844	$293
Work in progress	6,240	3,082
Finished goods	7,534	7,269
Spare parts	5,567	4,380
Total inventory	$20,185	$15,024

NOTE 5 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid insurance	$777	$404
Prepaid expenses	658	731
Prepaid income taxes	2,494	7,932
Other receivables	2,476	4,819
Other current assets	188	—
Total prepaid expenses and other current assets	$6,593	$13,886

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2022	2021
Machinery, equipment and tooling	$36,483	$30,813
SmartSystems	28,376	27,343
Vehicles	3,835	3,066
Furniture and fixtures	1,421	1,325
Plant and building	200,480	199,958
Real estate properties	6,155	6,496
Railroad and sidings	33,698	27,703
Land and land improvements	40,433	35,652
Asset retirement obligation	22,583	20,536
Mineral properties	7,442	7,442
Deferred mining costs	2,470	2,455
Construction in progress	10,421	9,574
	393,797	372,363
Less: accumulated depreciation and depletion	134,954	109,898
Total property, plant and equipment, net	$258,843	$262,465

Depreciation expense was $25,693, $24,667 and $21,725 for the years ended December 31, 2022, 2021 and 2020, respectively. Depletion expense was $36, $36 and $18 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2022, 2021 and 2020.

NOTE 7 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2022.

	Balance at December 31, 2021	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2022
Developed technology	$7,461	$—	$—	$792	$6,669
	$7,461	$—	$—	$792	$6,669

The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2021.

	Balance at December 31, 2020	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2021
Developed technology	$8,253	$—	$—	$792	$7,461
	$8,253	$—	$—	$792	$7,461

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(3,631)	$10,300	(2,839)
	$10,300	$(3,631)	$10,300	$(2,839)

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 8.4 years. Amortization expense related to the purchased intangible assets was $792, $792 and $793 for the year ended December 31, 2022, 2021, and 2020, respectively.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2022.

Year ending December 31,
2023	$792
2024	792
2025	792
2026	792
2027	792
Thereafter	2,709
Total	$6,669

NOTE 8 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2022	2021
Employee related expenses	$1,172	$806
Accrued equipment expense	597	58
Accrued professional fees	295	691
Accrued royalties	3,470	2,701
Accrued freight and delivery charges	4,117	2,164
Accrued real estate tax	1,008	1,010
Accrued utilities	1,604	1,264
Sales tax liability	829	665
Income taxes payable	—	2,332
Other accrued liabilities	338	2,382
Total accrued liabilities	$13,430	$14,073

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 — Debt
Current portion of long-term debt current consists of the following:

	December 31,
	2022	2021
Oakdale Equipment Financing	$4,041	$3,814
Finance leases	360	117
Notes payable	1,782	3,196
Current portion of long-term debt	$6,183	$7,127

Long-term debt consists of the following:

	December 31,
	2022	2021
ABL Credit Facility	$—	$—
Oakdale Equipment Financing	7,753	11,608
Finance leases	460	234
Notes payable	1,594	3,511
Long-term debt	$9,807	$15,353
ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of December 31, 2022 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of December 31, 2022, there were no amounts outstanding under the ABL Credit Facility, $1,000 letters of credit and $19,000 was available to be drawn. We use this facility primarily as a source for working capital needs. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”) as well as unused commitment fees. The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. Substantially all of the U.S. assets of the Company are pledged as collateral under the ABL Credit Facility. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2022, the Company was in compliance with all financial covenants. The weighted average interest rate on our ABL credit facility for the year ended December 31, 2022 was 4.81%. There was no interest paid on this facility for the year ended December 31, 2021.

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
Finance Leases
See Note 10 - Leases for additional information about the Company’s finance leases.

Future minimum payments as of December 31, 2022 are as follows:

Year Ended December 31,	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
2023	$—	$4,639	$1,882	$465	$6,986
2024	—	6,888	918	179	7,985
2025	—	1,724	309	179	2,212
2026	—	—	302	164	466
2027 and thereafter	—	—	174	—	174
Total minimum payments	—	13,251	3,585	987	17,823
Amount representing interest	—	(1,096)	(209)	(167)	(1,472)
Amount representing unamortized lender fees	—	(361)	—	—	(361)
Present value of payments				820
Less: current portion	—	(4,041)	(1,782)	(360)	(6,183)
Total long-term debt, net	$—	$7,753	$1,594	$460	$9,807

NOTE 10 — Leases
Lessee
At December 31, 2022 and 2021, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Balance Sheet Location	December 31,
		2022	2021
Right-of-use assets
Operating	Operating right-of-use assets	$26,075	$29,828
Financing	Property, plant and equipment, net	699	262
Total right-of use assets		$26,774	$30,090

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$28,552	$32,719
Financing	Long-term debt, current and long-term portions	820	351
Total lease liabilities		$29,372	$33,070

Operating lease costs are recorded in a single expense on the statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statements of operations for the years ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$136	$139
Interest on lease liabilities	20	28
Operating lease cost	12,214	11,008
Short-term lease cost	594	428
Total lease cost	$12,964	$11,603

Other information related to the Company’s leasing activity for year ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$20	$28
Operating cash flows used for operating leases	$12,626	$10,083
Financing cash flows used for finance leases	$116	$123

Right-of-use assets obtained in exchange for new finance lease liabilities	$590	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,721	$6,903

Weighted average remaining lease term - finance leases	3.1 years	1.5 years
Weighted average discount rate - finance leases	9.37%	6.60%
Weighted average remaining lease term - operating leases	2.8 years	3.5 years
Weighted average discount rate - operating leases	5.81%	5.81%

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of the Company’s lease liabilities as of December 31, 2022 are as follows:

Year	Operating Leases	Finance Leases	Total
2023	$12,226	$465	$12,692
2024	9,448	179	9,627
2025	4,541	179	4,720
2026	3,191	164	3,355
2027	1,295	—	1,295
Thereafter	511	—	511
Total cash lease payments	31,213	987	32,200
Less: amounts representing interest	(2,661)	(167)	(2,827)
Total lease liabilities	$28,552	$820	$29,372

NOTE 11 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $18,888 as of December 31, 2022. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2020	$14,996
Additions and revisions of prior estimates	419
Accretion expenses	740
Settlement of liability	—
Balance at December 31, 2021	$16,155
Additions and revisions of prior estimates	1,975
Accretion expenses	758
Settlement of liability	—
Balance at December 31, 2022	$18,888

NOTE 12 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2022		2021		2020
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$243,162	95%	$117,402	93%	$70,902	58%
Shortfall revenue	5,010	2%	4,421	3%	23,281	19%
Logistics revenue	7,568	3%	4,825	4%	28,157	23%
Total revenues	$255,740	100%	$126,648	100%	$122,340	100%

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Deferred revenue recognition is as follows:

December 31, 2022		December 31, 2021
Total deferred revenue	$6,727	Total deferred revenue	$16,270
		Recognized in 2022	10,305
Expected recognition:		Expected recognition:
2023	6,727	2023	5,965
	$6,727		$16,270

NOTE 13 — Stock-Based Compensation
Equity Incentive Plan
In November 2016, in connection with its initial public offering, the Company adopted the 2016 Omnibus Incentive Plan (“2016 Plan”) which provides for the issuance of Awards (as defined in the 2016 Plan) of up to a maximum of 3,911 shares of the Company’s common stock to employees, non-employee members of the Board and consultants of the Company. On April 3, 2020, the Company’s Board adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 2,088 shares. On April 22, 2022, the Company’s board of directors adopted an amendment to the 2016 Plan to increase the available shares of common stock authorized for issuance by an additional 3,900 shares. The awards can be issued in the form of incentive stock options, non-qualified stock options or restricted stock.
During 2022, there were 1,172 shares of restricted stock issued under 2016 Plan. During 2021 and 2020, 2,013 and 0 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value of all restricted stock outstanding during the year ended December 31, 2022 was between $1.71 - $7.79 per share. The shares vest over one to four years from their respective grant dates. For Awards issued under the 2016 Plan, the grant date fair value was the either the actual market price of the Company’s shares or an adjusted price using a Monte Carlo simulation for awards subject to the Company’s performance as compared to a defined peer group. The significant assumptions used in the Monte Carlo simulation are presented in the following table.

Year ended December 31,
2022
Expected volatility	90.3%
Expected life (years)	3.0
Risk-free interest rate	2.81%

The total number of shares and their respective values that vested during the years ended December 31, 2022, 2021 and 2020 were 975 at $2,275, 675 at $1,358 and 261 at $1,013, respectively.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company recognized $3,184, $3,161 and $3,831 of compensation expense for the restricted stock during 2022, 2021 and 2020, respectively, in cost of goods sold and operating expenses on the consolidated statements of operations. At December 31, 2022, the Company had unrecognized compensation expense of $6,278 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2023	$2,858
2024	2,022
2025	1,116
2026	282
2027	—
$6,278

The following table summarizes restricted stock activity under the 2016 Plan from January 1, 2021 through December 31, 2022:

	Number of Shares	Weighted Average
Unvested, January 1, 2021	1,886	$5.14
Granted	2,013	$2.88
Vested	(548)	$7.11
Forfeiture	(200)	$5.71
Unvested, December 31, 2021	3,151	$3.06
Granted	1,172	$3.30
Vested	(975)	$3.54
Forfeiture	(618)	$2.69
Unvested December 31, 2022	2,730	$3.06

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

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The legislation includes additional coronavirus (COVID-19) relief that expands upon the relief provided in the CARES Act and a number of tax provisions. Tax provisions under the CAA include, but are not limited to, (a) the extension for employers to pay certain deferred payroll taxes and (b) the extension and revision of employer retention credits. Although the Company is currently evaluating the impact of CAA, it does not expect it to have a material impact on its consolidated financial statements for the year ended December 31, 2022.
The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$96	$1,404	$(10,175)
State and local	895	125	(9)
Foreign	—	—	(223)
Total current (benefit) expense	991	1,529	(10,407)
Deferred
Federal	(3,148)	(10,133)	(2,497)
State and local	(1,048)	(413)	(76)
Foreign	—	—	—
Total deferred income tax (benefit) expense	(4,196)	(10,546)	(2,573)
Total income tax (benefit) expense	$(3,205)	$(9,017)	$(12,980)

Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the years ended December 31, 2022, 2021 and 2020. The reconciliations from the applicable statutory income tax rates to income tax (benefit) expense are as follows:

	Year Ended December 31,
	2022	2021	2020
At statutory rate	$(821)	$(12,535)	$5,245
State taxes, net of U.S. federal benefit	(162)	(757)	(99)
Foreign taxes	—	—	(223)
Federal tax deductions	(3,299)	357	(5)
Change in applicable tax rate	26	286	478
Provision to return permanent difference	(17)	340	(20)
R&D credits	(209)	67	(159)
Fuel tax credit	(142)	(125)	(90)
Foreign tax credit	—	—	153
Foreign branch loss	—	—	50
Gain on bargain purchase	—	—	(8,316)
Unrecognized tax benefits	70	2,163	—
NOL carryback/carryforward	14	1,186	(10,046)
Nondeductible asset basis	909	—	—
Compensation deduction limitation	426	—	—
Other	—	—	52
Total income tax benefit	$(3,205)	$(9,017)	$(12,980)

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Reserves and accruals	$2,560	$377
Prepaid expenses and other	1,137	1,457
Federal net operating losses	11,184	9,818
State net operating losses	763	781
Operating lease liabilities	6,605	7,458
Total gross deferred tax assets	22,249	19,891
Less valuation allowance	(1,588)	(1,574)
Total net deferred tax assets	20,661	18,317
Deferred tax liabilities:
Depreciation and amortization	(32,822)	(33,904)
Foreign net operating losses	(50)	(50)
Operating lease right-of-use assets	(6,027)	(6,797)
Total deferred tax liabilities	(38,899)	(40,751)
Deferred tax liabilities, long-term, net	$(18,238)	$(22,434)

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. A valuation allowance should be recorded if, based on the weight of all positive and negative evidence, it is more likely than not that some portion or all of a deferred tax asset will not be related. At December 31, 2022 and December 31, 2021, the Company determined it was more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,588 and $1,574, respectively.

The Company has recorded a liability of $2,240 and $2,163, for unrecognized tax benefits for uncertain tax positions included on its consolidated balance sheet as of December 31, 2022 and 2021, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits
Unrecognized tax benefits as of December 31, 2021	$2,163
Additions based on prior year positions	77
Decreases due to settlements and /or reduction in reserves	—
Unrecognized tax benefits as of December 31, 2022	$2,240
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 15 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching contributions on the first 3% of employee contributions and 50% matching contributions on the next 2% of employee contributions. Employees are immediately vested in both their contributions and the Company’s matching contributions. In

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2022, 2021 and 2020. During the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions of $572, $513 and $397, respectively to its U.S. Defined Contribution Plan.

Canada Group Savings Plan and Deferred Profit Sharing Plan
The Company is the sponsor of a defined contribution plan that covers substantially all Canada employees that have been employed for at least 90 days. The plan allows participants to make contributions to the Group Savings Plan and after six months of employment the Company provides 100% matching contributions on between 3% - 5% of the employee’s salary, depending on their length of service to the Deferred Profit Sharing Plan. Employees are immediately vested in their contributions to the Group Savings Plan and vest in the Company’s contributions to the Deferred Profit Sharing Plan after two years of service. All accounts opened prior to May 31, 2018 are fully vested. During the year ended December 31, 2022, 2021 and subsequent to the acquisition of Quickthree in 2020, the Company made matching contributions of $18 and $30 and $18, respectively, to its Deferred Profit Sharing Plan.

NOTE 16 — Concentrations
As of December 31, 2022, four customers accounted for 65% of the Company’s total accounts receivable. As of December 31, 2021, two customers accounted for 59% of the Company’s total accounts receivable.
During the year ended December 31, 2022, 60% of the Company’s revenues were earned from four customers. During the years ended December 31, 2021 and 2020, 58% and 64% of the Company’s revenues were earned from three and four customers, respectively.
As of December 31, 2022, one vendor accounted for 17% of the Company’s accounts payable. As of December 31, 2021, one vendor accounted for 19% of the Company’s accounts payable.
During the year ended December 31, 2022, two suppliers accounted for 34%, of the Company’s cost of goods sold. During the year ended December 31, 2021 and 2020, one and two suppliers accounted for 22% and 45%, respectively, of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.
As of December 31, 2022, the Company employed 328 people, of which 54 were employed under collective bargaining agreements. There are no collective bargaining agreements expiring within one year.

NOTE 17 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2022 are as follows:

2023	$2,573
2024	2,469
2025	2,462
2026	2,456
2027	2,449
Thereafter	21,981
Total future minimum annual commitments under these obligations	$34,390

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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total performance bonds as of December 31, 2022 was $17,651.

NOTE 18 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$1,239	$1,548	$1,766
Cash paid for income taxes	$187	$209	$635
Non-cash investing activities:
Asset retirement obligation	$1,975	$—	$34
Non-cash financing activities:
Equipment purchased with debt	$445	$—	$—
Capitalized expenditures in accounts payable and accrued expenses	$958	$1,586	$376

NOTE 19 — Subsequent Event
On February 27, 2023, the Company purchased 5,176 of the Company’s common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for $8,850, of which $4,425 was paid in cash and the remainder was financed through an unsecured promissory note, bearing interest of 10%, issued to Clearlake. The promissory note will mature on December 15, 2023. This purchase represented all of the common stock previously owned by Clearlake and approximately 11.3% of the number of outstanding shares of the Company’s common stock as of immediately prior to the purchase. Clearlake is a related party to the Company with a representative that serves on our board of directors.

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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
None.

ITEM 9C. — DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2022” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
(1)The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Charged to cost and expenses	Additions (Deductions)	Balance at End of the Year
Year Ended December 31, 2022
Deferred tax asset valuation allowance	$1,574	$14	$—	$1,588
(b)Exhibits

2.1
Equity Purchase and Sale Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 2.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

2.2
Membership Interest Purchase Agreement by and among HI-CRUSH INC., HI-CRUSH BLAIR LLC, and Smart Sand, Inc. Dated as of March 4, 2022 (incorporated by reference to Exhibit 2.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

3.1
Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

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
10.6
Amendment No. 1 to the Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.7
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.8
Master Lease Agreement, dated December 13, 2019, among Smart Sand, Inc., Smart Sand Oakdale, LLC and Nexseer Capital (incorporated by reference to Exhibit 10.13 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.9
ABL Credit Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, Jefferies Finance LLC, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to Smart Sand, Inc.’s Annual Report of Form 10-K filed with the SEC on March 14, 2020)

10.10
Guarantee and Collateral Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto and Jefferies Finance LLC, as agent (incorporated by reference to Exhibit 10.15 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.11
First Amendment to ABL Credit Agreement, dated July 8, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.12
Second Amendment to ABL Credit Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.4 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.13
Third Amendment to ABL Credit Agreement, dated July 22, 2022, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022)

10.14
Guarantee and Collateral Agreement Supplement, dated September 18, 2020, by and between Eagle Oil and Gas Proppants Holdings LLC and Northern White Sand LLC, and CRS Proppants LLC, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.5 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.15‡
Master Product Purchase Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.16†
Railcar Usage Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.17†
First Amendment to the Master Product Purchase Agreement and First Amendment to Railcar Usage Agreement, dated June 21, 2019, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019)

10.18†
Letter Agreement to Master Product Purchase Agreement, dated May 26, 2020, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

10.19‡
Second Amendment to Master Product Purchase Agreement and Second Amendment to Railcar Usage Agreement, dated September 28, 2020, between Smart Sand, Inc. and Rice Drilling B, LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.20‡
Second Amended and Restated Master Product Purchase Agreement, dated September 10, 2019, by and between Smart Sand, Inc. and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 13, 2019)

10.21
Loan and Security Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

10.22
Settlement Agreement and Release, dated June 28, 2021, by and among Smart Sand, Inc., U.S. Well Services, LLC and U.S. Well Services, Inc. (incorporation by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on June 29, 2021)

10.23
Open Market Sale Agreement, dated as of November 9, 2021, by and among Smart Sand, Inc., Clearlake Capital Partners II (Master), L.P. and Jefferies LLC (incorporation by reference to Exhibit 10.1 to Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.24‡
Master Product Purchase Agreement, dated effective August 1, 2021, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2021)

10.25
Technical Report Summary, Frac Sand Resources and Reserves Oakdale Mine, Monroe County, Wisconsin (incorporated by reference to Exhibit 10.23 to Smart Sand Inc.’s Annual Report on Form 10-K filed with the SEC on March 8, 2022)

10.26
Technical Report Summary, Frac Sand Resources and Reserves Utica Mine, Lasalle County, Illinois (incorporated by reference to Exhibit 10.24 to Smart Sand Inc.’s Annual Report on Form 10-K filed with the SEC on March 8, 2022)

10.27
Smart Sand Resource Properties New Auburn Proppant Sand Property and Hixton Greenfield Property (incorporated by reference to Exhibit 10.25 to Smart Sand Inc.’s Annual Report on Form 10-K filed with the SEC on March 8, 2022)

10.28*	Technical Report Summary, Frac Sand Resources and Reserves Blair Mine, Trempealeau County, Wisconsin
21.1*	List of subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of John T. Boyd Company
31.1*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Mine Safety Disclosure Exhibit
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: February 28, 2023
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Charles E. Young	/s/ Lee E. Beckelman
Charles E. Young,	Lee E. Beckelman
Director and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Christopher Green	/s/ Frank Porcelli
Christopher Green	Frank Porcelli
Controller and Vice President of Accounting	Director
(Principal Accounting Officer)

/s/ José E. Feliciano	/s/ Sharon Spurlin
José E. Feliciano	Sharon Spurlin
Director	Director
(Co-Chairman of the Board)
/s/ Timothy J. Pawlenty
/s/ Andrew Speaker	Timothy J. Pawlenty
Andrew Speaker	Director
Director
(Co-Chairman of the Board)