Form 10-Q
period 2023-03-31
Smart Sand, Inc.
filed 2023-05-09
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Number of shares of common stock outstanding, par value $0.001 per share, as of May 2, 2023: 41,327,298

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,604	$5,510
Accounts receivable	35,978	35,746
Unbilled receivables	1,284	79
Inventory	20,084	20,185
Prepaid expenses and other current assets	7,089	6,593
Total current assets	72,039	68,113
Property, plant and equipment, net	255,799	258,843
Operating lease right-of-use assets	24,691	26,075
Intangible assets, net	6,471	6,669
Other assets	267	303
Total assets	$359,267	$360,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,844	$14,435
Accrued expenses and other liabilities	13,788	13,430
Current portion of deferred revenue	5,901	6,959
Current portion of long-term debt	10,350	6,183
Current portion of operating lease liabilities	10,975	10,910
Total current liabilities	56,858	51,917
Long-term debt	15,533	9,807
Long-term operating lease liabilities	16,069	17,642
Long-term deferred tax liabilities, net	19,907	18,238
Asset retirement obligations	19,088	18,888
Other non-current liabilities	40	40
Total liabilities	127,495	116,532
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 45,125,627 issued and 37,937,360 outstanding at March 31, 2023; 45,099,067 issued and 43,088,106 outstanding at December 31, 2022	38	43
Treasury stock, at cost, 7,188,267 and 2,010,961 shares at March 31, 2023 and December 31, 2022, respectively	(13,923)	(5,075)
Additional paid-in capital	179,205	178,386
Retained earnings	66,291	69,890
Accumulated other comprehensive income	161	227
Total stockholders’ equity	231,772	243,471
Total liabilities and stockholders’ equity	$359,267	$360,003

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$78,098	$38,289
Shortfall revenue	1,915	1,915
Logistics revenue	2,337	1,401
Total revenue	82,350	41,605
Cost of goods sold	70,713	43,586
Gross profit	11,637	(1,981)
Operating expenses:
Salaries, benefits and payroll taxes	5,145	3,392
Depreciation and amortization	592	527
Selling, general and administrative	5,619	4,048
Net loss on disposal of fixed assets	1,889	—
Total operating expenses	13,245	7,967
Operating income (loss)	(1,608)	(9,948)
Other income (expenses):
Interest expense, net	(441)	(427)
Other income	48	212
Total other income (expenses), net	(393)	(215)
Loss before income tax expense (benefit)	(2,001)	(10,163)
Income tax expense (benefit)	1,598	(4,240)
Net loss	$(3,599)	$(5,923)
Net loss per common share:
Basic	$(0.09)	$(0.14)
Diluted	$(0.09)	$(0.14)
Weighted-average number of common shares:
Basic	41,272	42,087
Diluted	41,272	42,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(3,599)	$(5,923)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(66)	16
Comprehensive loss	$(3,665)	$(5,907)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended March 31, 2023

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Vesting of restricted stock	4,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	779	—	—	779
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	21,810	—	—	—	33	—	—	33
Purchase of treasury stock	(5,177,306)	(5)	5,177,306	(8,848)	—	—	—	(8,853)
Net loss	—	—	—	—	—	(3,599)	—	(3,599)
Balance at March 31, 2023	37,937,360	$38	7,188,267	$(13,923)	$179,205	$66,291	$161	$231,772

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
Three Months Ended March 31, 2022

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2021	42,012,813	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—	—	—	—	—	16	16
Vesting of restricted stock	179,630	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	826	—	—	826
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	16,285	—	—	—	25	—	—	25
Purchase of treasury stock	(56,400)	—	56,400	(127)	—	—	—	(127)
Net loss	—	—	—	—	—	(5,923)	—	(5,923)
Balance at March 31, 2022	42,152,328	$42	1,833,401	$(4,662)	$175,342	$64,670	$590	235,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities:
Net loss	$(3,599)	$(5,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	6,553	6,568
Amortization of intangible assets	199	199
Net loss on disposal of fixed assets	1,889	—
Amortization of deferred financing cost	26	26
Accretion of debt discount	47	47
Deferred income taxes	1,669	(4,175)
Stock-based compensation, net	779	826
Employee stock purchase plan compensation	7	5
Changes in assets and liabilities:
Accounts receivable	(74)	(5,411)
Unbilled receivables	(1,363)	(3,399)
Inventory	101	1,441
Prepaid expenses and other assets	(676)	3,835
Deferred revenue	(1,058)	(1,173)
Accounts payable	1,165	(193)
Accrued and other expenses	(560)	(1,335)
Net cash provided by (used in) operating activities	5,105	(8,662)
Investing activities:
Acquisition of Blair facility	—	(6,547)
Purchases of property, plant and equipment	(4,018)	(3,768)
Proceeds from disposal of assets	1	—
Net cash used in investing activities	(4,017)	(10,315)
Financing activities:
Repayments of notes payable	(1,513)	(1,776)
Payments under finance leases	(86)	(35)
Proceeds from revolving credit facility	14,000	—
Repayment of revolving credit facility	(7,000)	—
Employee stock purchase plan issuance	33	25
Purchase of treasury stock	(4,428)	(127)
Net cash provided by (used in) financing activities	1,006	(1,913)
Net decrease in cash and cash equivalents	2,094	(20,890)
Cash and cash equivalents at beginning of year	5,510	25,588
Cash and cash equivalents at end of period	$7,604	$4,698
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,975	$157
Treasury stock purchased with debt	$4,425	$—
Additions to asset retirement obligations	$—	$8,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Spring, Texas. The Company primarily operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations for the oil and natural gas industry. The Company also offers proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Product Solutions (“IPS”) business in order to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
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
In September 2020, the Company acquired two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin. The Utica facility has an annual processing capacity of 1.6 million tons and access to the Burlington Northern Santa Fe Class I rail line through the Peru, Illinois transload facility. The Company began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The Company has no plans to operate the New Auburn Facility for the foreseeable future.
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
The primary assets of Blair consist of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company expects to commence operations at the Blair facility in the second quarter of 2023.
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
The Company also has several in-basin rail terminals. The Company acquired rights in March 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Utica, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022.
The Company’s SmartSystems offer various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
dust collection system. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2022 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2022. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022.
Revision of Previously Issued Financial Statements for Immaterial Misstatements
During the quarter ended March 31, 2023, the Company identified a misclassification in the operating expenses section of the statement of operations in the audited financial statements for the year ended December 31, 2022. The misclassification was an overstatement of salaries, benefits and payroll taxes and an understatement of selling, general and administrative in the amount of $1,462. For the three and twelve months ended December 31, 2022, the Company has decreased salaries, benefits and payroll taxes and increased selling, general and administrative line items by $1,462. There was no effect to the amounts reported in the first, second or third quarter financial statements of 2022. Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, the Company evaluated the materiality of this misclassification quantitatively and qualitatively and concluded that it was not material to any of its prior annual or quarterly financial statements or trends of financial results. The Company has reclassified the prior year financial statement presentation to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
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
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of March 31, 2023 and December 31, 2022, the Company included $1,180 and $1,180, respectively, in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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
The Company accounted for this transaction as an asset acquisition based on an evaluation of the guidance in ASC 805. The Company determined that there was not a substantive process in place that generates outputs that can be sold to a customer, and therefore the acquisition did not meet the definition of a business. The Company recognized identifiable assets acquired on a relative fair value basis. All assets acquired are allocated to property, plant and equipment, net on the balance sheet as of March 31, 2022. As of March 31 2022, the Company also recorded an increase to its asset retirement obligations and a corresponding increase in purchases of property plant and equipment in the amount of $8,281 and subsequently revised the estimate to $1,988 based on its mine plan as of December 31, 2022.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$6,450
Net working capital adjustments and capitalized costs	97
Total purchase consideration	$6,547

NOTE 4 — Inventory
Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw material	$394	$844
Work in progress	2,902	6,240
Finished goods	10,683	7,534
Spare parts	6,105	5,567
Total inventory	$20,084	$20,185

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2023	December 31, 2022
Machinery, equipment and tooling	$37,419	$36,483
SmartSystems	29,641	28,376
Vehicles	3,928	3,835
Furniture and fixtures	1,428	1,421
Plant and building	200,076	200,480
Real estate properties	6,174	6,155
Railroad and sidings	33,698	33,698
Land and land improvements	40,484	40,433
Asset retirement obligations	22,583	22,583
Mineral properties	7,442	7,442
Deferred mining costs	2,470	2,470
Construction in progress	9,975	10,421
	395,318	393,797
Less: accumulated depreciation and depletion	139,519	134,954
Total property, plant and equipment, net	$255,799	$258,843
Depreciation expense was $6,342 and $6,362 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2023	December 31, 2022
Employee related expenses	$2,162	$1,172
Accrued equipment expense	—	597
Accrued professional fees	469	295
Accrued royalties	2,839	3,470
Accrued freight and delivery charges	3,581	4,117
Accrued real estate tax	1,588	1,008
Accrued utilities	1,108	1,604
Sales tax liability	1,148	829
Income tax payable	247	—
Other accrued liabilities	646	338
Total accrued liabilities	$13,788	$13,430

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2023	December 31, 2022
Oakdale Equipment Financing	4,100	4,041
Finance leases	355	360
Notes payable	5,895	1,782
Current portion of long-term debt	$10,350	$6,183

Long-term debt, net of current portion consists of the following:

	March 31, 2023	December 31, 2022
ABL Credit Facility	$7,000	$—
Oakdale Equipment Financing, net	6,751	7,753
Finance leases	576	460
Notes payable	1,206	1,594
Long-term debt	$15,533	$9,807

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2023	$—	$3,479	$5,926	$392	$9,797
2024	7,000	6,888	918	224	15,030
2025	—	1,724	309	224	2,257
2026	—	—	302	209	511
2027	—	—	174	30	204
2028 and thereafter	—	—	—	7	7
Total minimum payments	7,000	12,091	7,629	1,086	27,806
Amount representing interest	—	(925)	(528)	(155)	(1,608)
Amount representing unamortized lender fees	—	(315)	—	—	(315)
Present value of payments				931
Less: current portion	—	(4,100)	(5,895)	(355)	(10,350)
Total long-term debt	$7,000	$6,751	$1,206	$576	$15,533

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of March 31, 2023 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of March 31, 2023, there was $7,000 outstanding under the ABL Credit Facility, $1,000 letters of credit and $12,000 was available to be drawn. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.

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
Notes Payable
The Company has entered into various financing arrangements, primarily to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, title to the subject equipment passes to the financial institutions as collateral. These notes payable bear interest at rates between 4.00% and 10.00%.
On February 28, 2023, the Company purchased 5,176 shares of the Company’s common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for $8,850, of which $4,425 was paid in cash and the remainder was financed through an unsecured promissory note, bearing interest of 10%, issued to Clearlake. The promissory note will mature on December 15, 2023. This purchase represented all of the common stock previously owned by Clearlake and approximately 11.3% of the number of outstanding shares of the Company’s common stock as of immediately prior to the purchase. At the time of purchase, Clearlake was a related party to the Company, and José Feliciano, the Co-Founder and Managing Partner of Clearlake, remains on our board of directors.

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Right-of-use assets
Operating	Operating right-of-use assets	$24,691	$26,075
Financing	Property, plant and equipment, net	588	699
Total right-of use assets		$25,279	$26,774

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$27,044	$28,552
Financing	Long-term debt, current and long-term portions	931	820
Total lease liabilities		$27,975	$29,372

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$94	$35
Interest on lease liabilities	16	6
Operating lease cost	3,195	2,807
Short-term lease cost	9	324
Total lease cost	$3,314	$3,172

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$16	$6
Operating cash flows used for operating leases	$3,316	$3,202
Financing cash flows used for finance leases	$86	$35

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,413	$1,995

Weighted average remaining lease term - finance leases	3.0 years	1.4 years
Weighted average discount rate - finance leases	8.98%	6.60%
Weighted average remaining lease term - operating leases	2.9 years	3.4 years
Weighted average discount rate - operating leases	5.83%	5.81%

Maturities of the Company’s lease liabilities as of March 31, 2023 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$9,299	$392	$9,691
2024	9,949	224	10,173
2025	4,843	224	5,067
2026	3,332	209	3,541
2027	1,432	30	1,462
Thereafter	626	7	633
Total cash lease payments	29,481	1,086	30,567
Less: amounts representing interest	(2,437)	(155)	(2,592)
Total lease liabilities	$27,044	$931	$27,975

NOTE 9 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $19,088 as of March 31, 2023. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2022	$18,888
Accretion expense	200
Balance at March 31, 2023	$19,088

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2023		2022
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$78,098	95%	$38,289	92%
Shortfall revenue	1,915	2%	1,915	5%
Logistics revenue	2,337	3%	1,401	3%
Total revenue	$82,350	100%	$41,605	100%
The Company recorded $6,727 of deferred revenue on the consolidated balance sheet as of December 31, 2022, of which $4,200 has been recognized in the three months ended March 31, 2023 and the remaining amount is expected to be recognized during the remainder of 2023. As of March 31, 2023, the Company had $370,775 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $227,053, $71,386, and $72,336 and in the remainder of 2023, 2024 and 2025, respectively.

NOTE 11 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended March 31, 2023 and 2022, the effective tax rate was approximately (79.9)% and 41.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three months ended March 31, 2023 and 2022, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2022. There was no material change for the three months ended March 31, 2023.
The Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2022, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,588. There was no material change for the three months ended March 31, 2023.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 12 — Concentrations
As of March 31, 2023, three customers accounted for 61% of the Company’s total accounts receivable. As of December 31, 2022, 65% of the Company’s total accounts receivable balance was with four customers.
During the three months ended March 31, 2023, 57% of the Company’s revenues were earned from three customers. During the three months ended March 31, 2022, 52% of the Company’s revenues were earned from three customers.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
As of March 31, 2023, three vendors accounted for 40% of the Company’s accounts payable. As of December 31, 2022, one vendor accounted for 17% of the Company’s accounts payable.
During the three months ended March 31, 2023, two suppliers accounted for 35% of the Company’s cost of goods sold. During the three months ended March 31, 2022, one supplier accounted for 14% of the Company’s cost of goods sold.
The Company’s primary product is Northern White sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to these geographic areas of our mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

NOTE 13 — Commitments and Contingencies
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of March 31, 2023 was $17,627.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2022 contained in our Annual Report on Form 10-K. We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). All share amounts are presented in thousands.

Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2022. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this Report, may adversely affect our results as indicated in forward-looking statements. You should read this Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview

The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals, a network of third party in-basin transloading terminals and our SmartSystemsTM wellsite proppant storage services. In late 2021, we created our Industrial Product Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial products distributors and manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, SmartPathTM transloader,

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is 5.5 million tons, which has access to both the Canadian Pacific and Union Pacific rail networks. In 2020, we acquired our Utica, Illinois mine and processing facility, which has an annual processing capacity of 1.6 million tons and access to the Burlington Northern Santa Fe rail network.
In March 2022, we acquired our Blair, Wisconsin facility, which included an idled sand mine and processing facility having approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We expect to commence operations at the Blair facility in the second quarter of 2023.
We sell frac sand through several in-basin rail terminals. We directly control three in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin, which has been providing Northern White Sand in-basin to our customers since the Van Hook terminal became operational in April 2018. In 2020, as part of our acquisition of the Utica, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations.
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
During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. However, the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. Beginning in the first quarter of 2022 and

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

continuing through the first quarter of 2023, supply and demand fundamentals have shifted, which has led to pricing improvements in frac sand.
The ongoing conflict in Ukraine has contributed to dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, current high inflation and other economic factors could lead to a global economic recession that could have a negative impact on global oil and natural gas demand, which may lead to continued volatility in the oil field service sector. We cannot predict if positive pricing trends will continue or if sand prices will increase, decrease or stabilize.
Northern White sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we believe that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White sand. In particular, we believe that Northern White sand has logistical advantages in the Appalachian basin, Bakken basin, and in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. As the amount of sand per well continues to increase, we believe the delivery of sand to the operating basins by rail in bulk shipments to terminals in close proximity to drilling activity provides more sustainable and efficient delivery of sand to meet a customer’s long term proppant needs. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other sand storage solutions, will allow us to sell more sand when packaged with our last mile solutions. We believe the combination of our high quality Northern White sand delivered in bulk to in basin terminals and ultimately delivered to the wellsite through our SmartSystems wellsite proppant storage solutions provides our customers efficient and sustainable sand supply to the wellsite that will reduce trucking and related fuel consumption for our customers, helping them to meet their goals to reduce their carbon footprint in their daily operations.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	$78,098	$38,289	$39,809	104%
Shortfall revenue	1,915	1,915	—	—%
Logistics revenue	2,337	1,401	936	67%
Total revenue	82,350	41,605	40,745	98%
Cost of goods sold	70,713	43,586	27,127	62%
Gross profit	11,637	(1,981)	13,618	687%
Operating expenses:
Salaries, benefits and payroll taxes	5,145	3,392	1,753	52%
Depreciation and amortization	592	527	65	12%
Selling, general and administrative	5,619	4,048	1,571	39%
Net loss on disposal of fixed assets	1,889	—	1,889	Not meaningful
Total operating expenses	13,245	7,967	5,278	66%
Operating income (loss)	(1,608)	(9,948)	8,340	84%
Other income (expenses):
Interest expense, net	(441)	(427)	(14)	3%
Other income	48	212	(164)	(77)%
Total other income (expenses), net	(393)	(215)	(178)	83%
Loss before income tax benefit	(2,001)	(10,163)	8,162	80%
Income tax expense (benefit)	1,598	(4,240)	5,838	138%
Net loss	$(3,599)	$(5,923)	$2,324	39%
Revenues
Revenues were $82.4 million for the three months ended March 31, 2023, during which time we sold approximately 1,195,000 tons of sand. Revenues for the three months ended March 31, 2022 were $41.6 million, during which time we sold approximately 852,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 were as follows:
•Sand sales revenue increased from $38.3 million for the three months ended March 31, 2022 to $78.1 million for the three months ended March 31, 2023 as a result of an approximately 40% increase in total volumes sold. In addition to an increase in our sales volumes, the 104% increase in our revenue year-over-year is also attributable to higher average sale prices of our sand. Sand prices have increased due to a shift in supply and demand, which we believe is driven by increased prices in oil and natural gas leading to increased completion activity of new oil and natural gas wells.
•Logistics revenue, which includes freight for certain mine gate sand sales, logistics services, and SmartSystems rentals, was approximately $2.3 million for the three months ended March 31, 2023 compared to $1.4 million for the

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

three months ended March 31, 2022. The increase in logistics revenue was due to higher utilization of our SmartSystems fleet.
Cost of Goods Sold
Cost of goods sold was $70.7 million and $43.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs and freight costs that accompany higher sales volumes, along with higher labor costs and utilities costs.
Gross Profit
Gross profit was $11.6 million and $(2.0) million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in the gross profit for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $13.2 million and $8.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Salaries, benefits and payroll taxes increased to $5.1 million for the three months ended March 31, 2023 as compared to $3.4 million for the three months ended March 31, 2022, due primarily to increased staffing to support our business. Selling, general and administrative expenses increased to $5.6 million for the three months ended March 31, 2023 compared to $4.0 million for the three months ended March 31, 2022, primarily driven by $1.9 million of net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment.
Interest Expense, net
We incurred $0.4 million of net interest expense for each of the three months ended March 31, 2023 and March 31, 2022.
Income Tax Benefit
For the three months ended March 31, 2023 and March 31, 2022, our effective tax rate was approximately (79.9)% and 41.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of March 31, 2023, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of March 31, 2023, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $(3.6) million for the three months ended March 31, 2023 as compared to net loss of $(5.9) million for the three months ended March 31, 2022. The decrease in net loss is primarily attributable to an increase in total volumes sold and higher average sale prices of our sand, partially offset by $1.9 million of net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment in the current period.

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
Gross profit is the GAAP measure most directly comparable to contribution margin. Contribution margin should not be considered an alternative to gross profit presented in accordance with GAAP. Since contribution margin may be defined differently by other companies in our industry, our definition of contribution margin may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of gross profit to contribution margin.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per ton amounts)
Revenue	$82,350	$41,605
Cost of goods sold	70,713	43,586
Gross profit (loss)	11,637	(1,981)
Depreciation, depletion, and accretion of asset retirement obligations	6,159	6,231
Contribution margin	$17,796	$4,250
Contribution margin per ton	$14.89	$4.99
Total tons sold	1,195	852
Contribution margin was $17.8 million and $4.3 million, or $14.89 and $4.99 per ton sold, for the three months ended March 31, 2023 and 2022, respectively. The increase in overall contribution margin and contribution margin per ton was due primarily to higher sales volumes and higher average sale prices relative to the cost to produce and deliver products to our customers, along with increased IPS sales and higher utilization of our SmartSystems fleet in the current period.

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
We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(3,599)	$(5,923)
Depreciation, depletion and amortization	6,551	6,568
Income tax expense (benefit)	1,598	(4,240)
Interest expense	442	434
Franchise taxes	336	60
EBITDA	$5,328	$(3,101)
Net loss on disposal of fixed assets	1,889	—
Equity compensation	736	674
Acquisition and development costs	271	337
Accretion of asset retirement obligations	200	190
Adjusted EBITDA	$8,424	$(1,900)
Adjusted EBITDA was $8.4 million for the three months ended March 31, 2023 compared to $(1.9) million for the three months ended March 31, 2022. The increase in Adjusted EBITDA was primarily due to higher sales volumes, and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.

Free Cash Flow
Free cash flow, which we define as net cash provided by operating activities less purchases of property, plant and equipment, is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors and commercial banks, to measure the liquidity of our business.
Net cash provided by operating activities is the GAAP measure most directly comparable to free cash flows. Free cash flows should not be considered an alternative to net cash provided by operating activities presented in accordance with GAAP. Because free cash flows may be defined differently by other companies in our industry, our definition of free cash flows may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

a reconciliation of net cash provided by (used in) operating activities to free cash flows.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per ton amounts)
Net cash provided by (used in) operating activities	$5,105	$(8,662)
Acquisition of Blair facility	—	(6,547)
Purchases of property, plant and equipment	(4,018)	(3,768)
Free cash flow	$1,087	$(18,977)
Free cash flow was $1.1 million for the three months ended March 31, 2023 compared to $(19.0) million for the three months ended March 31, 2022. The increase in free cash flow was primarily attributable to positive cash flows from operating activities in the current period as the market for our products improved and reduced purchases of property, plant and equipment, as well as the acquisition of the Blair facility in the prior year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of March 31, 2023, cash on hand was $7.6 million and we had $12.0 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.

Material Cash Requirements
Capital Requirements
We expect full year 2023 capital expenditures, to be between $20.0 million and $25.0 million, which we anticipate will primarily support efficiency projects at our Oakdale and Utica facilities and the anticipated commencement of operations at our Blair facility. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility.
Indebtedness
Our debt facilities include the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on this facility as of March 31, 2023 was $10.9 million. Minimum cash payments on this facility for the remainder of 2023 are anticipated to be $3.5 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment and our note payable with Clearlake is unsecured. Total debt under these notes payable as of March 31, 2023 was $7.1 million. Minimum cash payments on these notes payable for the remainder of 2023 are anticipated to be $5.9 million. There was $7.0 million outstanding on our ABL Credit Facility as of March 31, 2023.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of March 31, 2023 were $27.0 million. Minimum cash payments on operating leases for the remainder of 2023 are anticipated to be $9.3 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 14 years.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $17.6 million at March 31, 2023.

Contractual Obligations
As of March 31, 2023, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the three months ended March 31, 2023, revenue from EQT Production Corporation, Encino Energy, and Liberty Oilfield Services accounted for 32.5%, 13.3% and 10.8%, respectively, of total revenue. For the three months ended March 31, 2022, EQT Production Corporation, Halliburton Energy Services, and Olympus accounted for 24.4%, 17.2%, and 10.00%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2023.
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
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. Future economic performance is uncertain due to current high inflation and other economic concerns. We continue to actively monitor the global impact of current events, but we are unable to estimate the impact of future events on our financial position and results of operations or give any assurances that these events will not have a material adverse effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. The outstanding balance under our ABL Credit Facility as of March 31, 2023 was $7.0 million. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the three months ended March 31, 2023 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 15 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2023.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2023, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
In February 2023, we repurchased 5.18 million shares of our common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for approximately $8.85 million, of which $4.42 million was paid in cash and the remainder was financed through an unsecured promissory note issued to Clearlake. The promissory note will mature on December 15, 2023. The following table presents specified information about our repurchase of shares of our common stock during the three months ended March 31, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
January 1, 2023 through January 31, 2023	—	—	—	—
February 1, 2023 through February 28, 2023	5,175,688	$1.71	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
Total	5,175,688	$1.71	—	—

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
10.1
First Amendment to Master Product Purchase Agreement, executed on February 24, 2023, by and between Smart Sand, Inc. and EQT Production Company (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023)

10.2
Second Amendment to Master Product Purchase Agreement, executed on March 30, 2023, by and between Smart Sand, Inc. and EQT Production Company (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023)

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

Smart Sand, Inc.

May 9, 2023	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

May 9, 2023	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)