Form 10-Q
period 2023-06-30
Smart Sand, Inc.
filed 2023-08-08
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Number of shares of common stock outstanding, par value $0.001 per share, as of August 1, 2023: 41,229,271

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,492	$5,510
Accounts receivable	29,996	35,746
Unbilled receivables	257	79
Inventory	23,005	20,185
Prepaid expenses and other current assets	1,554	6,593
Total current assets	60,304	68,113
Property, plant and equipment, net	256,790	258,843
Operating lease right-of-use assets	25,055	26,075
Intangible assets, net	6,272	6,669
Other assets	214	303
Total assets	$348,635	$360,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,201	$14,435
Accrued expenses and other liabilities	12,691	13,430
Deferred revenue	6,345	6,959
Current portion of long-term debt	5,521	6,183
Current portion of operating lease liabilities	11,014	10,910
Total current liabilities	50,772	51,917
Long-term debt	7,462	9,807
Long-term operating lease liabilities	15,746	17,642
Long-term deferred tax liabilities, net	16,490	18,238
Asset retirement obligations	19,323	18,888
Other non-current liabilities	40	40
Total liabilities	109,833	116,532
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 45,353,663 issued and 38,117,265 outstanding at June 30, 2023; 45,099,067 issued and 43,088,106 outstanding at December 31, 2022	38	43
Treasury stock, at cost, 7,236,398 and 2,010,961 shares at June 30, 2023 and December 31, 2022, respectively	(14,000)	(5,075)
Additional paid-in capital	180,046	178,386
Retained earnings	72,598	69,890
Accumulated other comprehensive income	120	227
Total stockholders’ equity	238,802	243,471
Total liabilities and stockholders’ equity	$348,635	$360,003

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues:
Sand sales revenue	$72,435	$67,111	$150,533	$105,400
Shortfall revenue	—	—	1,915	1,915
Logistics revenue	2,341	1,603	4,678	3,004
Total revenue	74,776	68,714	157,126	110,319
Cost of goods sold	62,087	59,743	132,800	103,329
Gross profit	12,689	8,971	24,326	6,990
Operating expenses:
Salaries, benefits and payroll taxes	4,363	3,225	9,508	6,617
Depreciation and amortization	629	563	1,221	1,090
Selling, general and administrative	4,590	3,812	10,209	7,860
Loss (gain) on disposal of fixed assets, net	24	(16)	1,913	(16)
Total operating expenses	9,606	7,584	22,851	15,551
Operating income (loss)	3,083	1,387	1,475	(8,561)
Other income (expenses):
Interest expense, net	(223)	(406)	(664)	(833)
Other income	159	56	207	268
Total other income (expenses), net	(64)	(350)	(457)	(565)
Income (loss) before income tax expense (benefit)	3,019	1,037	1,018	(9,126)
Income tax expense (benefit)	(3,288)	1,127	(1,690)	(3,113)
Net income (loss)	$6,307	$(90)	$2,708	$(6,013)
Net income (loss) per common share:
Basic	$0.17	$0.00	$0.07	$(0.14)
Diluted	$0.17	$0.00	$0.07	$(0.14)
Weighted-average number of common shares:
Basic	37,968	42,181	39,611	42,134
Diluted	37,968	42,181	39,659	42,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$6,307	$(90)	$2,708	$(6,013)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(41)	(74)	(107)	(58)
Comprehensive income (loss)	$6,266	$(164)	$2,601	$(6,071)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six Months Ended June 30, 2023

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Vesting of restricted stock	4,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	779	—	—	779
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	21,810	—	—	—	33	—	—	33
Purchase of treasury stock	(5,177,306)	(5)	5,177,306	(8,848)	—	—	—	(8,853)
Net loss	—	—	—	—	—	(3,599)	—	(3,599)
Balance at March 31, 2023	37,937,360	$38	7,188,267	$(13,923)	$179,205	$66,291	$161	$231,772
Foreign currency translation adjustment	—	—	—	—	—	—	(41)	(41)
Vesting of restricted stock	228,036	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	833	—	—	833
Employee stock purchase plan compensation	—	—	—	—	8	—	—	8
Employee stock purchase plan issuance	—	—	—	—	—	—	—	—
Purchase of treasury stock	(48,131)	—	48,131	(77)	—	—	—	(77)
Net income	—	—	—	—	—	6,307	—	6,307
Balance at June 30, 2023	38,117,265	$38	7,236,398	$(14,000)	$180,046	$72,598	$120	$238,802

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

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities:
Net income (loss)	$2,708	$(6,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	13,338	13,206
Amortization of intangible assets	398	398
Loss (gain) on disposal of fixed assets	1,913	(16)
Provision for bad debt	—	1
Amortization of deferred financing cost	53	53
Accretion of debt discount	93	93
Deferred income taxes	(1,748)	(3,264)
Stock-based compensation	1,612	1,628
Employee stock purchase plan compensation	15	11
Changes in assets and liabilities:
Accounts receivable	5,908	(10,974)
Unbilled receivables	(336)	(6,635)
Inventory	(2,820)	(1,850)
Prepaid expenses and other assets	4,195	1,854
Deferred revenue	(614)	(4,542)
Accounts payable	(2,049)	3,229
Accrued and other expenses	(1,493)	1,872
Net cash provided by (used in) operating activities	21,173	(10,949)
Investing activities:
Acquisition of Blair facility	—	(6,547)
Purchases of property, plant and equipment	(9,245)	(5,137)
Proceeds from disposal of assets	73	—
Net cash used in investing activities	(9,172)	(11,684)
Financing activities:
Repayments of notes payable	(7,450)	(3,581)
Payments under finance leases	(123)	(60)
Proceeds from revolving credit facility	15,000	3,000
Repayment of revolving credit facility	(15,000)	—
Employee stock purchase plan issuance	33	25
Purchase of treasury stock	(4,479)	(241)
Net cash used in financing activities	(12,019)	(857)
Net decrease in cash and cash equivalents	(18)	(23,490)
Cash and cash equivalents at beginning of year	5,510	25,588
Cash and cash equivalents at end of period	$5,492	$2,098
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$3,752	$927
Treasury stock purchased with debt	$4,425	$—
Additions to asset retirement obligations	$—	$8,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Spring, Texas. The Company primarily operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers in the oil and natural gas industry. These operations include the excavation, processing and sale of sand, or proppant, for hydraulic fracturing operations as well as proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Product Solutions (“IPS”) business in order to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
Sand Mines and Processing Facilities
The Company’s integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines which enable the Company to process and cost effectively deliver products to its customers. The Company commenced operations at its mine and processing facility near Oakdale, Wisconsin in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently, the annual processing capacity at the Company’s Oakdale facility is approximately 5.5 million tons.
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
In March 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Hi-Crush Inc., a Delaware corporation (“HCR”), and Hi-Crush Blair LLC, a Delaware limited liability company and wholly-owned subsidiary of HCR (“Blair”), pursuant to which the Company acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6,450, subject to customary purchase price adjustments as set forth in the Purchase Agreement (the “Transaction”).
The primary assets of Blair consisted of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company commenced operations at the Blair facility in April 2023.
Transload & Logistics Solutions
The Company also offers proppant logistics solutions to its customers through, among other things, its network of in-basin transloading terminals and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
The Company has several in-basin rail terminals. The Company acquired rights in March 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Utica, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate another transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022.
The Company’s SmartSystems offer proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. The Company has developed a belt system to pair with its SmartPath, which allows for feeding sand directly into the hopper at the wellsite. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
Revision of Previously Issued Financial Statements for Immaterial Misstatements
During the quarter ended March 31, 2023, the Company identified a misclassification in the operating expenses section of the statement of operations in the audited financial statements for the year ended December 31, 2022. The misclassification was an overstatement of salaries, benefits and payroll taxes and an understatement of selling, general and administrative in the amount of $1,462. For the three and twelve months ended December 31, 2022, the Company has decreased salaries, benefits and payroll taxes and increased selling, general and administrative line items by $1,462. There was no effect to the amounts reported in the first, second or third quarter financial statements of 2022. Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, the Company evaluated the materiality of this misclassification quantitatively and qualitatively and concluded that it was not material to any of its prior annual or quarterly financial statements or trends of financial results. The Company has reclassified the prior year financial statement presentation to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income. Additionally, certain 2022 operating expenses have been reclassified to conform to the current financial statement presentation. The reclassifications have no effect on previously reported net income.
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
Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material. The decrease in demand related to COVID-19 pandemic in 2020 and 2021 and the ongoing conflict in Ukraine have caused dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. The Company is currently unable to estimate the impact of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of June 30, 2023 and December 31, 2022, the Company included $522 and $1,180, respectively, in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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
The primary assets of Blair consisted of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway, became operational in April 2023.
The Company accounted for this transaction as an asset acquisition based on an evaluation of the guidance in ASC 805. The Company determined that there was not a substantive process in place that generates outputs that can be sold to a customer, and therefore the acquisition did not meet the definition of a business. The Company recognized identifiable assets acquired on a relative fair value basis. All assets acquired are allocated to property, plant and equipment, net on the balance sheet as of March 31, 2022. As of March 31, 2022, the Company also recorded an increase to its asset retirement obligations and a corresponding increase in purchases of property plant and equipment in the amount of $8,281 and subsequently revised the estimate to $1,988 based on its mine plan as of December 31, 2022.
The table below presents the calculation of the total purchase consideration:

Base price consideration	$6,450
Net working capital adjustments and capitalized costs	97
Total purchase consideration	$6,547

NOTE 4 — Inventory
Inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw material	$753	$844
Work in progress	4,975	6,240
Finished goods	10,178	7,534
Spare parts	7,099	5,567
Total inventory	$23,005	$20,185

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2023	December 31, 2022
Machinery, equipment and tooling	$38,417	$36,483
SmartSystems	29,683	28,376
Vehicles	4,035	3,835
Furniture and fixtures	1,443	1,421
Plant and building	201,148	200,480
Real estate properties	6,184	6,155
Railroad and sidings	33,765	33,698
Land and land improvements	40,486	40,433
Asset retirement obligations	22,583	22,583
Mineral properties	7,442	7,442
Deferred mining costs	3,512	2,470
Construction in progress	14,158	10,421
	402,856	393,797
Less: accumulated depreciation and depletion	146,066	134,954
Total property, plant and equipment, net	$256,790	$258,843
Depreciation expense was $6,543 and $6,449 for the three months ended June 30, 2023 and 2022, respectively, and $12,885 and $12,810 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2023	December 31, 2022
Employee related expenses	$1,812	$1,172
Accrued equipment expense	361	597
Accrued professional fees	306	295
Accrued royalties	2,624	3,470
Accrued freight and delivery charges	2,138	4,117
Accrued real estate tax	1,357	1,008
Accrued utilities	1,058	1,604
Sales tax liability	2,141	829
Income tax payable	247	—
Other accrued liabilities	647	338
Total accrued liabilities	$12,691	$13,430

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 7 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2023	December 31, 2022
Oakdale Equipment Financing	$4,160	$4,041
Notes payable	1,018	1,782
Finance leases	343	360
Current portion of long-term debt	$5,521	$6,183

Long-term debt, net of current portion consists of the following:

	June 30, 2023	December 31, 2022
ABL Credit Facility	$—	$—
Oakdale Equipment Financing, net	5,736	7,753
Notes payable	1,103	1,594
Finance leases	623	460
Long-term debt	$7,462	$9,807

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2023	$—	$2,319	$744	$299	$3,362
2024	—	6,889	918	257	8,064
2025	—	1,724	308	257	2,289
2026	—	—	302	247	549
2027	—	—	174	59	233
2028 and thereafter	—	—	—	7	7
Total minimum payments	—	10,932	2,446	1,126	14,504
Amount representing interest	—	(768)	(325)	(160)	(1,253)
Amount representing unamortized lender fees	—	(268)	—	—	(268)
Present value of payments				966
Less: current portion	—	(4,160)	(1,018)	(343)	(5,521)
Total long-term debt	$—	$5,736	$1,103	$623	$7,462

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2023 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of June 30, 2023, there was $1,000 letters of credit outstanding under the ABL Credit Facility with $19,000 available to be drawn. As of

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
June 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants. The weighted average interest rate on our ABL credit facility for the six months ended June 30, 2023 was 7.89%.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%.
Notes Payable
The Company has entered into various financing arrangements, primarily to finance its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, title to the subject equipment passes to the financial institutions as collateral. As of June 30, 2023 these notes payable bear interest at rates between 3.99% and 7.49%.
On February 28, 2023, the Company purchased 5,176 shares of the Company’s common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for $8,850, of which $4,425 was paid in cash and the remainder was financed through an unsecured promissory note, bearing interest of 10%, issued to Clearlake. This purchase represented all of the common stock previously owned by Clearlake and approximately 11.3% of the number of outstanding shares of the Company’s common stock as of immediately prior to the purchase. At the time of purchase, Clearlake was a related party to the Company, and José Feliciano, the Co-Founder and Managing Partner of Clearlake, remains on our board of directors.As of June 30, 2023 the entire balance of the unsecured promissory note has been paid in full.

NOTE 8 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Right-of-use assets
Operating	Operating right-of-use assets	$25,055	$26,075
Financing	Property, plant and equipment, net	853	699
Total right-of use assets		$25,908	$26,774

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$26,760	$28,552
Financing	Long-term debt, current and long-term portions	966	820
Total lease liabilities		$27,726	$29,372

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 was as follows:

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets	$49	$31	$143	$66
Interest on lease liabilities	18	5	34	11
Operating lease cost	3,418	3,073	6,613	5,880
Short-term lease cost	9	122	18	446
Total lease cost	$3,494	$3,231	$6,808	$6,403
Other information related to the Company’s leasing activity for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$33	$11
Operating cash flows used for operating leases	$7,383	$6,384
Financing cash flows used for finance leases	$123	$60

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,157	$5,948

Weighted average remaining lease term - finance leases	3.2 years	1.3 years
Weighted average discount rate - finance leases	9.30%	6.87%
Weighted average remaining lease term - operating leases	2.8 years	3.2 years
Weighted average discount rate - operating leases	6.09%	5.81%

Maturities of the Company’s lease liabilities as of June 30, 2023 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$6,125	$299	$6,424
2024	11,094	257	11,351
2025	6,256	257	6,513
2026	3,479	247	3,726
2027	1,639	59	1,698
Thereafter	626	7	633
Total cash lease payments	29,219	1,126	30,345
Less: amounts representing interest	(2,459)	(160)	(2,619)
Total lease liabilities	$26,760	$966	$27,726

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 9 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $19,323 as of June 30, 2023. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2022	$18,888
Accretion expense	435
Balance at June 30, 2023	$19,323

NOTE 10 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$72,435	97%	$67,111	98%	$150,533	96%	$105,400	95%
Shortfall revenue	—	—%	—	—%	1,915	1%	1,915	2%
Logistics revenue	2,341	3%	1,603	2%	4,678	3%	3,004	3%
Total revenue	$74,776	100%	$68,714	100%	$157,126	100%	$110,319	100%
The Company recorded $6,727 of deferred revenue on the consolidated balance sheet as of December 31, 2022, of which $4,313 has been recognized in the six months ended June 30, 2023 and the remaining amount is expected to be recognized during the remainder of 2023. As of June 30, 2023, the Company had $218,402 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $74,680, $71,386, and $72,336 in the remainder of 2023, 2024 and 2025, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 11 — Earnings Per Share

Basic net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of shares of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although shares of restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 3,162 and 777 for the three months ended June 30, 2023 and 2022, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,196 and 1,014 for the six months ended June 30, 2023 and 2022, respectively. Other periods presented below are in periods with a net loss and there was no difference between basic and diluted net loss per share of common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net (loss) income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding	37,968	42,181	39,611	42,134
Assumed conversion of restricted stock	—	—	48	—
Diluted weighted average common stock outstanding	37,968	42,181	39,659	42,134

NOTE 12 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended June 30, 2023 and 2022, the effective tax rate was approximately (108.9)% and 108.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2023 and 2022, the effective tax rate was approximately (166.0)% and 34.1%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and six months ended June 30, 2023 and 2022, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2022. There was no material change for the six months ended June 30, 2023.
The Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2022, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,588. There was no material change for the three and six months ended June 30, 2023.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 13 — Concentrations
As of June 30, 2023, five customers accounted for 70% of the Company’s total accounts receivable. As of December 31, 2022, 65% of the Company’s total accounts receivable balance was with four customers.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
During the three months ended June 30, 2023, 29% of the Company’s revenues were earned from one customer. During the three months ended June 30, 2022, 72% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2023, 41% of the Company’s revenues were earned from two customers. During the six months ended June 30, 2022, 57% of the Company’s revenues were earned from three customers.
As of June 30, 2023, one vendor accounted for 15% of the Company’s accounts payable. As of December 31, 2022, one vendor accounted for 17% of the Company’s accounts payable.
During the three months ended June 30, 2023, two suppliers accounted for 35% of the Company’s cost of goods sold. During the three months ended June 30, 2022, two suppliers accounted for 37% of the Company’s cost of goods sold. During the six months ended June 30, 2023, two suppliers accounted for 35% of the Company’s cost of goods sold. During the six months ended June 30, 2022, two suppliers accounted for 31% of the Company’s cost of goods sold.
The Company’s primary product is Northern White sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to these geographic areas of our mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

NOTE 14 — Commitments and Contingencies
Litigation
In addition to the matters described below, the Company may be subject to various legal proceedings, claims and governmental inspections, audits or investigations arising out of our operations in the normal course of business, which cover matters such as general commercial, governmental and trade regulations, product liability, environmental, intellectual property, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial statements.
Cory Berg, et al. v. Hi-Crush Blair LLC, LLC et al., Case No. 2019-cv-65, Trempealeau County, Wisconsin
Leland Drangstveit, et al. v. Hi-Crush Blair, LLC, et al., Case No. 2019-cv-66, Trempealeau County, Wisconsin
On April 22, 2019 and September 29, 2021, Cory Berg, et al. and Leland Drangstveit, et al., respectively (collectively, the “Plaintiffs”), filed complaints and amended complaint in separate actions against Blair, certain of its subcontractors and its and their respective insurance companies in the Circuit Court of the State of Wisconsin in and for Trempealeau County (Case Nos. 19-CV-65 and 19-CV-66, respectively). The Plaintiffs allege that Blair and its subcontractors were negligent and created a nuisance by, among other things, generating excessive noise, light and dust. The Plaintiffs are seeking unspecified monetary damages and other relief. The insurance companies included as defendants have asserted counterclaims seeking declarations as to their rights and liabilities under their respective applicable commercial general liability insurance policies. HCR has agreed under the Purchase Agreement to indemnify the Company for any actions or omissions of HCR or its affiliates (including Blair) that occurred prior to the closing of the Company’s acquisition of Blair. The cases are currently in the discovery phase and at this time, the Company is unable to express an opinion as to the likely outcome in the matter.
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of June 30, 2023 was $17,308.

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

Overview

The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals, a network of third party in-basin transloading terminals and our SmartSystemsTM wellsite proppant storage services. In late 2021, we created our Industrial Product Solutions (“IPS”) business to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial products distributors and manufacturers. We sell our sand through long-term contracts or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities with access to all Class I rail lines, our proprietary SmartDepotTM portable wellsite proppant storage silos, our

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
proprietary SmartPathTM transloader, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
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
In March 2022, we acquired our Blair, Wisconsin facility, which has an annual processing capacity of approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National rail network. We commenced operations at the Blair facility in the second quarter of 2023.
We sell frac sand through a network of in-basin rail terminals. We directly control three in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin, which has been providing Northern White Sand in-basin to our customers since the Van Hook terminal became operational in April 2018. In 2020, as part of our acquisition of the Utica, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations.
We also offer to our customers portable wellsite storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. We believe this system has the ability to keep up with any hydraulic fracturing operation. We have developed a belt system to pair with our SmartPath which allows feeding sand directly into the hopper at the wellsite leading to more efficient delivery of the sand into hopper. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them meet their goals to reduce their carbon footprint in their daily operations.
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

Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future.
During most of 2020, demand for frac sand declined significantly due to decreased demand for oil and natural gas as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. However, the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. Beginning in the first quarter of 2022 and

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

continuing through the second quarter of 2023, supply and demand fundamentals have shifted, which has led to pricing improvements in frac sand.
The ongoing conflict in Ukraine has contributed to dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, other economic factors, including continued high inflation and slower economic growth could lead to a global economic recession that could have a negative impact on global oil and natural gas demand, which may lead to continued volatility in the oil field service sector. We cannot predict if positive pricing trends for our products will continue, increase, decrease or stabilize.
Northern White sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we believe that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we operate, we believe there will continue to be demand for our high-quality Northern White sand. In particular, we believe that Northern White sand has logistical advantages in the Appalachian basin, Bakken basin, and in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. As the amount of sand per well continues to increase, we believe the delivery of sand to the operating basins by rail in bulk shipments to terminals in close proximity to drilling activity provides more sustainable and efficient delivery of sand to meet a customer’s long-term proppant needs. Finally, we believe that the adoption of our SmartSystems in the marketplace, which has a smaller footprint on customer sites than other sand storage solutions, will allow us to sell more sand when packaged with our last mile solutions. We believe the combination of our high quality Northern White sand delivered in bulk to in basin terminals and ultimately delivered to the wellsite through our SmartSystems wellsite proppant storage solutions provide our customers efficient and sustainable sand supply to the wellsite that will reduce trucking and related fuel consumption for our customers, helping them to meet their goals to reduce their carbon footprint in their daily operations.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

Revenues:
Sand sales revenue	$72,435	$67,111	$5,324	8%
Logistics revenue	2,341	1,603	738	46%
Total revenue	74,776	68,714	6,062	9%
Cost of goods sold	62,087	59,743	2,344	4%
Gross profit	12,689	8,971	3,718	41%
Operating expenses:
Salaries, benefits and payroll taxes	4,363	3,225	1,138	35%
Depreciation and amortization	629	563	66	12%
Selling, general and administrative	4,590	3,812	778	20%
Loss (gain) on disposal of fixed assets, net	24	(16)	40	250%
Total operating expenses	9,606	7,584	2,022	27%
Operating income (loss)	3,083	1,387	1,696	122%
Other income (expenses):
Interest expense, net	(223)	(406)	183	45%
Other income	159	56	103	184%
Total other income (expenses), net	(64)	(350)	286	82%
Income (loss) before income tax expense (benefit)	3,019	1,037	1,982	191%
Income tax expense (benefit)	(3,288)	1,127	(4,415)	(392)%
Net income (loss)	$6,307	$(90)	$6,397	7,108%
Revenues
Revenues were $74.8 million and tons sold were approximately 1,084,000 for the three months ended June 30, 2023. Revenues for the three months ended June 30, 2022 were $68.7 million, during which time we sold approximately 1,196,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 were as follows:
•Sand sales revenue increased 8% from $67.1 million for the three months ended June 30, 2022 to $72.4 million for the three months ended June 30, 2023. While tons sold were marginally lower in the current period, compared to the same period in the prior year, revenues increased as a result of an increase in higher average sales prices of our sand. Consistently strong demand for oil and natural gas has led to increased well completion activity, which has helped the demand for frac sand to remain strong.
•Logistics revenue, which is primarily SmartSystems rentals, were approximately $2.3 million for the three months ended June 30, 2023 compared to $1.6 million for the three months ended June 30, 2022. The increase in logistics revenue was due to a higher utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $62.1 million and $59.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to an increase in freight costs and higher labor expenses.
Gross Profit
Gross profit was $12.7 million for the three months ended June 30, 2023, compared to $9.0 million for the three months ended June 30, 2022. The increase in profitability for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to higher average sales prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $9.6 million and $7.6 million for the three months ended June 30, 2023 and 2022, respectively. Salaries, benefits and payroll taxes increased to $4.4 million for the three months ended June 30, 2023 as compared to $3.2 million for the three months ended June 30, 2022, due primarily to increased wages. Depreciation and amortization remained flat at $0.6 million for the three months ended June 30, 2023 and June 30, 2022. Selling, general and administrative expenses increased to $4.6 million for the three months ended June 30, 2023 compared to $3.8 million for the three months ended June 30, 2022, primarily due to the opening of our new Blair facility.
Interest Expense, net
We incurred $0.2 million and 0.4 million of net interest expense for the three months ended June 30, 2023 and 2022, respectively.
Income Tax Expense (Benefit)
For the three months ended June 30, 2023 and 2022, our effective tax rate was approximately (108.9)% and 108.7%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of June 30, 2023, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of June 30, 2023, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Income (Loss)
Net income was $6.3 million for the three months ended June 30, 2023 as compared to net loss of $0.1 million for the three months ended June 30, 2022. The improvement in net income in the current period relative to the prior period is primarily due to higher average sales prices as increased demand has caused a positive shift in sand prices, partially offset by an increase in operating expenses.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
	(in thousands)
Revenues:
Sand sales revenue	$150,533	$105,400	$45,133	43%
Shortfall revenue	1,915	1,915	—	—%
Logistics revenue	4,678	3,004	1,674	56%
Total revenue	157,126	110,319	46,807	42%
Cost of goods sold	132,800	103,329	29,471	29%
Gross profit	24,326	6,990	17,336	248%
Operating expenses:
Salaries, benefits and payroll taxes	9,508	6,617	2,891	44%
Depreciation and amortization	1,221	1,090	131	12%
Selling, general and administrative	10,209	7,860	2,349	30%
Loss (gain) on disposal of fixed assets, net	1,913	(16)	1,929	12,056%
Total operating expenses	22,851	15,551	7,300	47%
Operating income (loss)	1,475	(8,561)	10,036	117%
Other income (expenses):
Interest expense, net	(664)	(833)	169	20%
Other income	207	268	(61)	(23)%
Total other income (expenses), net	(457)	(565)	108	19%
Loss before income tax benefit	1,018	(9,126)	10,144	111%
Income tax expense (benefit)	(1,690)	(3,113)	1,423	46%
Net income (loss)	$2,708	$(6,013)	$8,721	145%
Revenues
Revenues were $157.1 million and tons sold were approximately 2,279,000 for the six months ended June 30, 2023. Revenues for the six months ended June 30, 2022 were $110.3 million, during which time we sold approximately 2,048,000 tons of sand. The key factors contributing to the increase in revenues for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 were as follows:
•Sand sales revenue increased 43% from $105.4 million for the six months ended June 30, 2022 to $150.5 million for the six months ended June 30, 2023 as a result of an approximately 11% increase in total volumes sold and higher average sales prices for our sand. Sand prices have increased due to a shift in supply and demand, which we believe is driven by consistently strong demand for oil and natural gas wells that has led to increased well completion activity during the first half of 2023 in primary basins which we serve.
•Logistics revenue, which includes primarily SmartSystems rentals, was approximately $4.7 million for the six months ended June 30, 2023 compared to $3.0 million for the six months ended June 30, 2022. The increase in logistics revenue was due to higher utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $132.8 million and $103.3 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs and freight costs, as well as transloading costs as more of our sales have shifted to in-basin sales.
Gross Profit
Gross profit was $24.3 million and $7.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in the gross profit for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to higher sales volumes and higher average sales prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $22.9 million and $15.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Salaries, benefits and payroll taxes increased to $9.5 million for the six months ended June 30, 2023 as compared to $6.6 million for the six months ended June 30, 2022, due primarily to increased staffing to support our business. Selling, general and administrative expenses increased to $10.2 million for the six months ended June 30, 2023 compared to $7.9 million for the six months ended June 30, 2022, due primarily to a net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment as well as additional royalties, real estate taxes, maintenance, insurance expense and royalties due to the acquisition of the Blair facility.
Interest Expense, net
We incurred $0.7 million and 0.8 million of net interest expense for the six months ended June 30, 2023 and June 30, 2022, respectively.
Income Tax Benefit
For the six months ended June 30, 2023 and June 30, 2022, our effective tax rate was approximately (166.0)% and 34.1%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of June 30, 2023, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of June 30, 2023, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $2.7 million for the six months ended June 30, 2023 as compared to net loss of $6.0 million for the six months ended June 30, 2022. The decrease in net loss year-over-year is primarily attributable to an increase in total volumes sold and higher average sales prices of our sand, partially offset by $1.9 million of net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment in the current period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per ton amounts)
Revenue	$74,776	$68,714	$157,126	$110,319
Cost of goods sold	62,087	59,743	132,800	103,329
Gross profit (loss)	12,689	8,971	24,326	6,990
Depreciation, depletion, and accretion of asset retirement obligations	6,356	6,283	12,515	12,514
Contribution margin	$19,045	$15,254	$36,841	$19,504
Contribution margin per ton	$17.57	$12.75	$16.17	$9.52
Total tons sold	1,084	1,196	2,279	2,048
Contribution margin was $19.0 million and $15.3 million, or $17.57 and $12.75 per ton sold, for the three months ended June 30, 2023 and 2022, respectively. Contribution margin was $36.8 million and $19.5 million, or $16.17 and $9.52 per ton sold, for the six months ended June 30, 2023 and 2022, respectively. The increase in overall contribution margin and contribution margin per ton for the three months ended June 30, 2023, when compared to the same period in 2022, was primarily due to higher average sales prices. The increase for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to higher sales volumes and higher average sales prices along with increased IPS sales and higher utilization of our SmartSystems fleet in the current period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net gain (loss)	$6,307	$(90)	$2,708	$(6,013)
Depreciation, depletion and amortization	6,750	6,658	13,302	13,225
Income tax expense (benefit)	(3,288)	1,127	(1,690)	(3,113)
Interest expense	457	417	899	851
Franchise taxes	102	131	437	191
EBITDA	$10,328	$8,243	$15,656	$5,141
Net loss (gain) on disposal of fixed assets	25	(16)	1,913	(16)
Equity compensation	802	636	1,539	1,311
Acquisition and development costs	—	—	271	337
Cash charges related to restructuring and retention of employees	18	106	18	106
Accretion of asset retirement obligations	235	190	435	379
Adjusted EBITDA	$11,408	$9,159	$19,832	$7,258
Adjusted EBITDA was $11.4 million for the three months ended June 30, 2023 compared to $9.2 million for the three months ended June 30, 2022, with the increase primarily due to higher average sales prices for our sand. Adjusted EBITDA was $19.8 million for the six months ended June 30, 2023 compared to $7.3 million for the six months ended June 30, 2022. The increase in Adjusted EBITDA for the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to higher sales volumes, and higher average sales prices of our sand along with increased IPS sales and higher utilization of our SmartSystems.

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
Net cash provided by operating activities is the GAAP measure most directly comparable to free cash flows. Free cash flows should not be considered an alternative to net cash provided by operating activities presented in accordance with GAAP. Because free cash flows may be defined differently by other companies in our industry, our definition of free cash flows may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per ton amounts)
Net cash provided by (used in) operating activities	$16,068	$(2,287)	$21,173	$(10,949)
Acquisition of Blair facility	—	—	—	(6,547)
Purchases of property, plant and equipment, net	(5,227)	(1,369)	(9,245)	(5,137)
Free cash flow	$10,841	$(3,656)	$11,928	$(22,633)
Free cash flow was $10.8 million for the three months ended June 30, 2023 compared to $(3.7) million for the three months ended June 30, 2022. Free cash flow was $11.9 million for the six months ended June 30, 2023 compared to $(22.6) million for the six months ended June 30, 2022. The increase in free cash flow for both the three months and six months ended June 30, 2023 in comparison to the same periods in 2022 was primarily attributable to positive cash flows from operating activities due higher conversion of working capital to cash as well as the acquisition of the Blair facility in the prior year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of June 30, 2023, cash on hand was $5.5 million and we had $19.0 million in undrawn availability on our ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.

Material Cash Requirements
Capital Requirements
We expect full year 2023 capital expenditures, to be between $20.0 million and $25.0 million, which we anticipate will primarily support efficiency projects at our Oakdale and Utica facilities and the commencement of operations at our Blair facility. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Indebtedness
Our debt facilities include the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The outstanding balance under the Oakdale Equipment Financing as of June 30, 2023 was $9.9 million. Minimum cash payments on this facility for the remainder of 2023 are anticipated to be $2.3 million. Our various notes payable are primarily secured by our manufactured SmartSystems. Total debt under these notes payable as of June 30, 2023 was $2.1 million. Minimum cash payments on these notes payable for the remainder of 2023 are anticipated to be $0.7 million. There was no outstanding balances on our ABL Credit Facility as of June 30, 2023.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of June 30, 2023 were $26.8 million. Minimum cash payments on operating leases for the remainder of 2023 are anticipated to be $6.1 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 14 years.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $17.3 million at June 30, 2023.

Contractual Obligations
As of June 30, 2023, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the six months ended June 30, 2023, revenue from EQT Production Corporation, Liberty Oilfield Services, and Enerplus Resources Corporation accounted for 30.6%, 10.2% and 8.7%, respectively, of total revenue. For the six months ended June 30, 2022, EQT Production Corporation, Liberty Oilfield Services, and Encino Energy accounted for 30.6%, 10.2%, and 9.1%, respectively, of total revenue.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2023.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was no outstanding balance under our ABL Credit Facility as of June 30, 2023. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the six months ended June 30, 2023 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2023.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2023, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
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

Smart Sand, Inc.

August 8, 2023	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

August 8, 2023	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)