Form 10-K
period 2023-12-31
Smart Sand, Inc.
filed 2024-03-11
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  x
As of June 30, 2023, the last business day of the registrant’s second fiscal quarter of 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45,913,727 based on the closing price of $1.64 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of March 4, 2024 was 43,008,960.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; pit wall failures or rock falls; or unanticipated ground, grade or water conditions;
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
•actions by the Organization of the Petroleum Exporting Countries or Russia;
•our rights and ability to mine our properties and process sand and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
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
•global pandemics;
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
•the impact of international or domestic terrorism or an armed conflict, including the conflicts in Ukraine and the Middle East;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
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
•if we are unable to make acquisitions on economically acceptable terms, our future growth could be limited;
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
•increases in the price or a significant interruption in the supply of natural gas, electricity or any other energy sources, of which our production process consumes large amounts, could adversely impact our production costs;
•increases in the price of diesel fuel could adversely affect our transportation costs;
•a facility closure entails substantial costs, and if we close one of our facilities sooner than anticipated, our results of operations may be adversely affected;
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
•failure to maintain effective quality control systems at our mining, processing and production facilities may negatively affect our ability to conduct business;
•seasonal and severe weather conditions may reduce our ability to process and deliver our products;
•our cash flow fluctuates on a seasonal basis, which may limit our ability to operate;
•we do not own the land on which our transload facilities are located, which inherently limits our rights at those facilities;
•a terrorist attack or armed conflict may affect our ability to conduct business;
•diminished access to water may affect our ability to process sand;
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
•a financial downturn could negatively affect us;
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
•our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property may increase cash outlay or limit our ability to operate our processing facilities; and
•climate change legislation and regulatory initiatives could negatively affect our business.
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

PART I
ITEM 1. — BUSINESS
The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as a proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite proppant storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses.
We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial manufacturers. We sell our sand through short-term and long-term contracts or spot sales in the open market. We provide wellsite proppant handling solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, our proprietary SmartPath® transloader, our proprietary SmartBeltTM conveyor system, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility in July 2012 with 1.1 million tons of annual processing capacity. After several expansions our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons. This facility has access to both the Canadian Pacific Class I rail network (through an onsite, unit train capable rail facility) and the Union Pacific Class I rail network (through the Byron, Wisconsin transload facility).
In September 2020, we acquired our Utica, Illinois mine and processing facility, which has annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe Class I rail line through the Peru, Illinois transload facility, as well as rights to use a rail terminal located in El Reno, Oklahoma. We began operating the Utica facility in October 2020.
In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We commenced operations at the Blair facility in the second quarter of 2023.
We sell frac sand through a network of in-basin rail terminals. We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. The Van Hook terminal became operational in April 2018. In 2020, as part of our acquisition of the Utica, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. We completed an expansion of this terminal in the fourth quarter of 2023. In December 2023, we acquired the rights to operate a unit train capable transloading terminal in Minerva, Ohio. We expect this terminal to become operational in the second quarter of 2024. In January 2024, we acquired the rights to operate a unit train capable transloading terminal in Dennison, Ohio. We expect this terminal to become operational in the second quarter of 2024.
We also offer to our customers portable wellsite storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, the SmartBelt conveyor, SmartPath transloader, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system, and we believe the system has the ability to keep up with any hydraulic fracturing operation. Our SmartBelt conveyor is a belt system that is designed to work with our SmartPath, which allows feeding sand directly into the hopper at the wellsite leading to more efficient delivery of the sand into blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.
In late 2021, we started our IPS business to provide sand to customers for various industrial applications, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. We believe this business will provide us with the ability to diversify some of our sales into more stable, consumer-driven products to help mitigate some of the price volatility we are exposed to in the oil and gas markets that we serve. We completed an expansion of our IPS processing at our Utica, Illinois plant in the fourth quarter of 2023 to provide blending and cooling capabilities to increase our product offerings in the industrial marketplace.
Market
In recent years, the increasing supply of frac sand, particularly in-basin sand, relative to demand, has led to continued volatility in frac sand prices. During most of 2020, demand for frac sand declined significantly as a result of decreased demand for oil and natural gas as a result of the effects of the coronavirus (“COVID-19”) pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and continued to improve through 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. However, the prices of frac sand remained depressed during 2021 as supply remained out of balance with demand even though market activity was improving. Beginning in the first quarter of 2022 and continuing through the middle of 2023, supply and demand fundamentals continued to improve and frac sand prices continued recovering from previous historic lows. Since the middle of 2023, frac sand prices have stabilized as supply and demand of frac sand have become more in balance.
The ongoing conflict in Ukraine and recent developments in the Middle East, as well as economic actions taken by the United States and other countries in connection with such conflicts, have contributed to dramatic swings in oil and natural gas prices and significant volatility in the oilfield service sector. Additionally, other economic factors, including continued high inflation and other economic factors could lead to a global economic recession that could have a negative impact on global oil and natural gas demand, which may lead to continued volatility in the oil field service sector. We cannot predict if frac sand prices will increase, decrease or stabilize.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. While we anticipate that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we market our products. However, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we currently believe that Northern White frac sand has logistical advantages in the Marcellus, Utica, Bakken, and shale basins in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing, as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. Finally, we believe that the adoption of our SmartSystems provides improved efficiencies in shipping and storing sand at the wellsite through reduced trucking requirements, which removes traffic from the roads and lowers diesel fuel consumption, thereby providing incremental value to our customers by reducing their carbon emissions.
Demand in the IPS business is relatively stable as customers are spread over a wide range of industries, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more. The IPS business is primarily influenced by macroeconomic drivers such as consumer demand and population growth. We believe that as this business grows, it will provide us with the ability to diversify some of our sales into more stable, consumer-driven products to help mitigate the price volatility that we are exposed to in the oil and gas industry.
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
•Diversifying our customer base to include Industrial Product Solutions. In late 2021, we expanded our product offering to provide IPS for industrial customers. We are still in the early stages of the industrial sand business, but this business has incrementally grown since its inception and we and expect to continue to expand and diversify to serve the vital industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
•Expanding and optimizing our existing logistics infrastructure and developing additional origination and destination points. We expect to continue to capitalize on our Oakdale facility’s ability to ship on two Class I rail carriers to maximize our product shipments, increase our railcar utilization and lower our transportation costs. We have the ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network while also having the ability to ship our frac sand directly to our customers on a second Class I rail carrier through our transloading facility located on the Union Pacific rail network approximately three miles from our Oakdale operations. This access to two Class I rail carriers from Oakdale provides increased delivery options for our customers, greater competition between our rail carriers and potentially lower freight costs.
Our mine at Utica, Illinois and related transloading terminal in Peru, Illinois added new origination and destination points to our existing capabilities and offers additional capability to ship products on a third Class I rail carrier, the BNSF.
Our Blair, Wisconsin mine with onsite rail infrastructure provides us with direct access to the Class 1 Canadian National Railway. We now have access to all Class 1 rail lines within the United States and Canada. The Blair facility began operations in the second quarter of 2023.
We also operate several terminals throughout the United States, including a multiple unit train capable transloading terminal in Van Hook, North Dakota, which we believe allows us to be one of the most efficient and low-cost sources of frac sand in the Bakken Formation in the Williston Basin. Our Waynesburg, Pennsylvania terminal, which services the Appalachian Basins, including the Marcellus and Utica Formations, became operational in January 2022 and was expanded in the fourth quarter of 2023. We believe this terminal allows us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin. Our El Reno, Oklahoma terminal provides us with the flexibility to send sand to the Woodford and SCOOP/STACK Basins as it is needed by our customers. Recently, we obtained access, through a long term lease, to rail terminals in Minerva, Ohio and Dennison, Ohio, which we believe will broaden our ability to offer sand to our customers in the Utica Formation in an efficient and cost-effective manner. We expect both of the Ohio terminals to be operational in the second quarter of 2024.
Additionally, our SmartSystems wellsite storage and proppant management systems allow us to offer expanded logistics services to our customers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them to reduce their carbon footprint in their daily operations.
The benefits of our long-term growth strategy for in-basin delivery of sand include expanding our customer base by marketing through our own terminals, more opportunity for spot sales by forward deploying sand and the opportunity to capture incremental margin on the sale of sand farther down the supply chain by managing the cost of rail, terminal and wellsite storage operations. Additionally, having a presence in-basin gives us an opportunity to have a base of operations from which to market and support our SmartSystems wellsite storage and proppant management solutions. Through the expansion of our SmartSystems fleet and addition of new origination and destination options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide our customers with additional delivery and pricing alternatives.
•Focusing on organic growth by increasing the utilization of our mine and frac sand processing facilities. We intend to continue pursuing opportunities to maximize the value and the utilization of our Oakdale, Utica, and Blair facilities through the addition of new customers and increased sales volumes. Despite the emergence of regional sand in oil and natural gas producing basins, we believe the proppant market continues to offer attractive long-term growth fundamentals for Northern White frac sand in the key operating basins we currently serve due to the logistics advantages in these basins and its superior well results compared to regional sand alternatives. We believe that coupling our premium proppant with long-term sustainable logistics supply services may mitigate the potential cost savings of using regional sand.

Demand for frac sand has continued to increase during 2023, from the all-time lows in 2020, following the decline in demand for oil driven primarily by reduced demand as a result of the COVID-19 pandemic. According to Spears and Associates, Inc. (“Spears”), North America proppant demand increased by 5% in 2023 compared to 2022, mirroring an improving hydraulic fracturing market.
•Focusing on being a low-cost provider and continuing to make process improvements. We continue to focus on being a low-cost provider, which we believe will allow us to compete effectively for sales of frac and industrial sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, our (i) relatively low royalty rates, (ii) majority of fine mineral reserve deposits, (iii) our facilities access to all Class I rail lines within the United States and Canada, and (iv) our low levels of debt. We have strategically designed our operations to provide for low-cost production, including having dryers and wet plants enclosed in our Oakdale and Utica processing facilities that allow for year-round operation at both facilities. This allows us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce the overall cost of production. We continue to invest in capital projects and consider strategic acquisitions that increase efficiencies and offer the opportunity for a high return on investment. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize waste in our processing. We also continue to evaluate other mining techniques to reduce the overall cost of our mining operations.
•Creating flexible sales activities. We believe that demand for our products will remain strong in basins where regional sand is not an attractive alternative due to the logistics and performance advantages of Northern White Sand, such as the Bakken in North Dakota, the Marcellus and Utica formations in the Appalachian Basin of the Northeast region of the United States, and shale basins in Canada. We continue to have discussions with operators in these regions regarding new relationship and growth opportunities. We also believe that the long-term benefits of high quality Northern White sand outweighs the short-term cost savings provided by regional sand in the Permian, Eagle Ford and SCOOP/STACK basins. We believe there are additional opportunities for customers in the Permian and other basins, which have regional supply, who are focused on the long-term performance of their production and on the long-term efficiency of their logistics.
While we continue to look for long-term contract opportunities, we intend to continue to focus on shorter term contracts and increase sales in the spot market given the reluctance of many customers to enter into long-term take-or-pay contracts in the current market environment. Having a greater portion of our activity on spot or short-term contracts allows us the opportunity to take advantage of pricing improvements quickly should market fundamentals improve.
Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our three sand mines in Oakdale, Wisconsin, Utica, Illinois and Blair, Wisconsin have a uniquely desirable combination of large high-quality reserves of fine mesh sand that is contiguous to their production and have primary rail loading facilities that are either on site or are in close proximity to the mines. As of December 31, 2023, we have an estimated life of mine of approximately 61 years at Oakdale, 106 years at Utica, and 45 years at Blair, based on our current expected sales volumes. With the acquisition of the Blair, Wisconsin mine and processing facility, which began operating in the second quarter of 2023, we have the ability to annually process up to approximately 10.0 million tons.
We believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh frac sand. We also believe that having our mines, processing facilities and primary rail loading facilities in close proximity provides us with an overall low-cost structure, which enables us to compete effectively for sales of Northern White frac sand and to achieve attractive operating margins.
•Intrinsic logistics advantage. We believe that we are one of the few frac sand producers with a network of facilities custom-designed for the specific purpose of delivering frac sand to all of the major U.S. oil and natural gas producing basins by having rail facilities that can simultaneously accommodate multiple unit trains on site or in close proximity to our mining and processing operations. Our on-site transportation assets at Oakdale have access to two Class I rail lines owned by Canadian Pacific and Union Pacific. We believe our customized on-site logistical configuration yields lower operating and transportation costs of product to our customers between the mine and in basin destinations.

Our Utica mine and related Peru transloading terminal in Illinois provides us direct access to another Class I rail line with direct access to the Burlington Northern Santa Fe Class I rail line. Additionally, we believe the location of our Utica, Illinois facility in close proximity to Greater Chicago and other major Midwestern metropolitan markets and our ability to truck or rail our products from this location allows us to be able to offer competitive pricing for industrial sand application.
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
Recently, we obtained access, through long term leases, to rail terminals in Minerva, Ohio and Dennison, Ohio, which we believe will broaden our ability to offer sand to our customers in the Utica Formation of the Appalachian Basin in an efficient and cost-effective manner. We expect each of these terminals to be operational in the second quarter of 2024.
Our SmartSystems wellsite proppant storage and management products provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions we offer the SmartDepot and SmartDepotXL silo systems, the SmartBelt conveyor, SmartPath transloader, and our rapid deployment trailers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.We believe our SmartPath, which allows feeding sand directly into the hopper at the wellsite, will lead to more efficient delivery of sand into the hopper. We have also developed a proprietary software program, the SmartSystem Tracker, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.
We are capable of delivering sand to substantially all onshore operating basins in the United States and Canada. We have direct access to four Class I rail lines in North America and indirect access to all Class I rail lines, which gives us an advantage over many of our competitors by allowing us to offer more competitive pricing and delivery options to our customers.
•Sufficient liquidity and financial flexibility. We believe we have sufficient liquidity to support our operations and pursue our growth initiatives. As of December 31, 2023, we had cash on hand of $6.1 million. Further, we have a $20.0 million senior secured asset-based lending credit facility with Jefferies Finance LLC, under which we had undrawn availability of $12.0 million as of December 31, 2023 and $8.0 million in outstanding borrowings. The available borrowing amount under the ABL Credit Facility is based on the Company’s eligible accounts receivable and inventory. The ABL Credit Facility matures on December 13, 2024. Our total available liquidity among cash and available borrowings was $18.1 million as of December 31, 2023.
•Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing businesses in a variety of operating conditions.
•Focus on safety and environmental stewardship. We aim to maintain a culture that prioritizes safety, the environment and our relationship with the communities in which we operate, actions we believe are critical to the success of our business. We are a Tier 1 participant in The Wisconsin Department of Natural Resources’ Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety standards. Since 2016, Smart Sand has maintained International Organization for Standardization (“ISO”) ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively, for our Oakdale facility. We earned initial ISO 9001 registration for our Utica, IL facility in

2022. We also have attained Green Professional status in Wisconsin’s Green Master sustainability recognition program. We are one of a select group of companies who are members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards.
Our Customers
Our core customers are oil and natural gas exploration and production and oilfield service companies. In late 2021, we began diversifying our sand sales to include IPS to customers. While sales of IPS to customers were a small portion of our overall sand sales in 2023, we intend to continue increasing our focus on IPS in 2024 and going forward. We sell frac sand under long-term take-or-pay contracts as well as in the spot market, and provide proppant logistics solutions through our in-basin transloading terminals and SmartSystems wellsite proppant storage solutions and other logistics services.
Generally, customers under long-term take-or-pay contracts are required to take minimum volumes of sand or make shortfall payments for a specified period of time. We recognize revenue in our results of operations in the period in which the obligation becomes due.
While we have increased our long term take-or-pay contracts over the past year, currently many customers prefer to source their frac sand supply in the spot market or under short-term contractual arrangements at market prices. Should our customer base continue to limit their exposure to longer term contracts, we will continue to focus on shorter term contracts and increasing sales in the spot market.
Customers renting SmartSystems are able to tailor the contract, including adjusting the number of SmartDepot silos, SmartPath transloaders and SmartBelt conveyors to be supplied, to meet their short-term and long-term needs. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met.
For the year ended December 31, 2023, Equitable Gas Corporation, and Liberty Oilfield Services, accounted for 30.2%, and 11.4%, respectively, of total revenue, and the remainder of our revenues were from 72 customers. For the year ended December 31, 2022, Equitable Gas Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.3%, 15.4%, 14.4%, and 13.7% respectively, of our total revenues, and the remainder of our revenues were from 63 customers. For the year ended December 31, 2021, Equitable Gas Corporation, Halliburton Energy Services, and Liberty Oilfield Services accounted for 24.3%, 18.3% and, 14.8%, respectively, of our total revenues, and the remainder of our revenues were from 20 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.”
Capital Plans
We expect 2024 capital expenditures to be between $19.0 million and $23.0 million, consisting primarily of capital for efficiency projects at our mine and processing facilities and our in-basin terminals, along with investments in our facilities to support incremental IPS activity. We expect to fund these capital expenditures with existing cash, cash generated from operations, or borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers.
Industry Trends Impacting Our Business
Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “Hydraulic Fracturing Market - Q4 2023” published in the first quarter of 2024. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”
Demand Trends
According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 132 million tons in 2023, which is approximately a 5% increase from the 127 million tons Spears reported for 2022. Spears currently estimates that 2024 demand will remain similar to 2023.
Supply Trends
There was considerable consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers from 2020 to 2023. Additional consolidation activity is expected in 2024 in the mining, transloading and logistics businesses. Supply and demand for Northern white frac sand was relatively in balance in 2023 and this is expected to continue in 2024.

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint for potential new Northern White frac sand supply and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells and to lower cost regional sand sources has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
Environmental, Social & Governance
Smart Sand already has a strong record of environmental performance. In 2014, we joined the Wisconsin Green Tier program, a marquee public/private partnership, under which the Wisconsin Department of Natural Resources worked with us on a plan to meet applicable legal requirements and to improve our facility from an environmental perspective. In addition to documenting 11 years of compliant operations, we have worked on, among other things, protecting wetlands, reducing usage and impact of heavy equipment, reducing fuel usage of equipment and vehicles and defining best practices for onsite water management. We are also a member of Wisconsin’s sustainability initiative, Green Masters. As part of this program, we have completed a detailed survey of our sustainability and social responsibility activities and started the process of completing carbon inventory. As a mining company, we invest and plan for reclamation, ensuring that the land is returned to beneficial use. Smart Sand has held ISO 9001/14001-2015 environmental and quality management systems for the past nine years. Smart Sand is also a member of the Wisconsin Industrial Sand Association, a select group of mining companies focused on safety, environmental and public policy.
One of the goals of the United Nations’ Paris Agreement is for the world to become carbon neutral by the year 2050. We know that energy consumption is only one part of ethical operations, and we plan to continue to work to manage our carbon footprint in an efficient and responsible manner. For additional information regarding the United Nations’ Paris Agreement, see “Item 1A Risk Factors-Risks Related to Environmental, Mining and Other Regulation-Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.”
We provide social value through our excellent employment opportunities. Our first priority is keeping our employees safe, which we implement through daily training and inspections. Our business supports hundreds of families and we are proud to offer rewarding and interesting work with competitive compensation and benefits. We promote from within, provide continuous training, hire with a passion for diversity and provide every employee with the opportunity to participate in retirement plans and ownership of the Company. Smart Sand is an active charitable partner in the communities in which it operates, making both financial and time investments in those communities.
Sustainability has always been part of the Smart Sand story, but we are in the process of evaluating what we have done and identifying improvement opportunities.
Permits
We operate in a highly regulated environment overseen by many governmental regulatory and enforcement bodies at the local, state and federal levels. To conduct our operations, we are required to obtain permits and approvals that address environmental, land use and health and safety issues at our operating facilities. Our current and planned areas for excavation at our mining facilities are permitted for extraction of our proven reserves. Portions of our facilities lie in areas designated as wetlands, which will require additional local, state and federal permits prior to mining and reclaiming those areas.
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
While resources invested in securing permits are significant, this cost has not had a material adverse effect on our results of operations or financial condition. We cannot ensure that existing environmental, health and safety (“EHS”) laws and regulations will not be reinterpreted or revised or that new EHS laws and regulations will not be adopted or become applicable to us. Revised or additional EHS requirements that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business.
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
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, we have enclosed, indoor wet plants at our Oakdale and Utica processing facilities, which allow us to produce wet sand inventory year-round to support a large portion of our dry sand processing capacity, which may reduce certain effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Severe weather can also impact the rail lines which we utilize to ship our sand to our customers in the operating basins and as a result could lead to reduced sales volumes during such severe weather periods. Additionally, over the last several years, exploration and production companies have become more disciplined in their spending patterns relative to their budgets, which has led to some of our customers completing their budgeted spending earlier in the year. This spending discipline could potentially lead to a slowdown in activity by our customers and lower sand demand in the fourth quarter of the year. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”
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
We do not believe that compliance by us with federal, state, local or international environmental laws and regulations will have a material adverse effect on our business, financial position or our results of operations or cash flows. We cannot be assured, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. The following is a discussion of environmental and worker health and safety laws, as amended from time to time that relate to our operations or those of our customers that could have a material adverse effect on our business.
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
Climate Change
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). We are unable to predict actions that may be taken by the Federal government; however, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to monitor, report, or control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations controlling GHG emissions under its existing authority. Compliance with new legislation may require us to incur substantial costs or suspend or terminate our operations. In addition, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, GHG emissions, for certain public companies. The SEC originally planned to issue a final rule by October 2022, but according to the SEC’s updated rulemaking agenda, a final rule is now expected to be issued in spring 2024.
President Biden has identified climate change as a priority, and executive orders, regulatory action, and/or legislation targeting GHG emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, have been proposed and/or promulgated during the Biden Administration. For example, in January 2021, President Biden issued an executive order targeting climate change, which directed the Secretary of the Interior to pause new oil and natural gas leasing on federal public lands and in offshore waters pending completion of a comprehensive review of federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate actions to account for corresponding climate costs. The climate change executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. On January 26, 2024, the Biden Administration implemented a temporary pause on the U.S. Department of Energy’s review of pending decisions for authorization to export liquified natural gas (“LNG”) to non-Free Trade Agreement countries while the U.S. Department of Energy reviews and updates the underlying analyses for such decisions using more current data to account for considerations like the environmental and climate change impacts of LNG. The temporary pause is not expected to affect LNG exports that have already been authorized. Such developments could have an adverse effect on our business to the extent they result in decreased demand for LNG, which could result in a decrease in demand for our frac sand.
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
The adoption of new laws or regulations at the federal or state levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand.
Non-Hazardous and Hazardous Wastes
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. In the course of our operations, we generate waste that is regulated as non-hazardous waste and hazardous waste, obligating us to comply with applicable standards relating to the management and disposal of such waste. In addition, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous waste in the future. A loss of the RCRA exclusion for drilling fluids, produced waters and related waste could result in an increase in our customers’ costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.
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

Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may result in a “take” of the habitat of endangered or threatened species and provides for substantial penalties in cases where listed species are being harmed. Harm under the ESA includes acts that actually kill or injure wildlife as well as significant habitat modification or degradation that significantly impairs essential behavioral patterns, including breeding, feeding or sheltering. Take prohibitions also protect migratory birds under the Migratory Bird Treaty Act (“MBTA”).
The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations or the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities may be located. On July 3, 2023, The United States Fish and Wildlife Service (“USFWS”) proposed to list the dunes sagebrush lizard as an endangered species, and the USFWS is expected to issue a final listing rule or withdrawal of the proposed rule within one year. In turn, if the dunes sagebrush lizard is listed, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and our customers could be required to comply with expensive conservation measures intended to protect the dunes sagebrush lizard and its habitat.
The USFWS has approved several Enhancement of Survival Permits that allow operations in designated habitats to continue if the dunes sagebrush lizard is listed provided that qualification criteria and conservation measures required by such permits are met. One such permit is referred to as the Texas Conservation Plan (“TCP”). The TCP was developed as a voluntary conservation plan for the dunes sagebrush lizard by the Texas Comptroller, which served as the permit holder until the transfer of the TCP to a new permit holder in September 2020. Smart Sand is a participant in the TCP and has enrolled 2,713-acres of its land in Winkler, County, Texas. In January 2021, the USFWS issued a second Enhancement of Survival Permit for operations in West Texas that may affect the dunes sagebrush lizard. These permits cover incidental “take” of the habitat of the dunes sagebrush lizard associated with oil and gas exploration and development, sand mining, renewable energy development and operations, pipeline construction and operations, local government activities, agricultural activities, and general construction activities within the permit area that could affect suitable habitat. Smart Sand’s enrollment in the TCP minimizes the potential that new or more stringent conservation measures or land, water, or resource use restrictions beyond the measures and restrictions in the TCP may be required for that property.
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
Mining and Workplace Safety
Our sand mining operations are subject to mining safety regulation. The U.S. Mining Safety and Health Administration (“MSHA”) is the primary regulatory organization governing frac sand mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 as amended by the Mine Improvement and New Emergency Response (MINER) Act of 2006 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.
OSHA has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In 2023, MSHA proposed similar rules, which would, among other updates, reduce the exposure limits, require immediate corrective actions if exposure limits are exceeded, require exposure sampling and no-cost medical surveillance, and update respiratory protection requirements. Additionally, in June 2022, the MSHA launched a new enforcement initiative to better protect U.S. miners from health hazards resulting from repeated overexposure to respirable crystalline silica. As part of the program, MSHA will conduct silica dust-related mine inspections and expand silica sampling at mines, while providing mine operators with compliance assistance and best practices to limit miners’ exposure to silica dust. Specifically, the silica enforcement initiative includes:

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
Environmental Reviews
Our operations may be subject to broad environmental review under the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval. In January 2020, the White House Council on Environmental Quality (“CEQ”) published a Notice of Proposed Rulemaking that would revise NEPA’s implementing regulations, with the stated purpose of facilitating more efficient and timely NEPA reviews. In July 2020, CEQ issued a final rule implementing the January 2020 proposal. However, several states and environmental groups filed challenges to this rulemaking. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. Additionally, in October 2021, the CEQ issued a notice of proposed rulemaking to reintroduce certain requirements removed or reduced by the July 2020 amendments, and the Infrastructure and Investment Jobs Act, Pub.L. 117-58, signed into law in November 2021, codified some of the July 2020 amendments in statutory text. In April 2022, CEQ issued the Phase 1 Final Rule, which finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time. In June 2023, the Fiscal Responsibility Act, which reforms NEPA, was signed into law by President Biden, and in July of 2023, CEQ proposed the Phase 2 Rule, which is intended to accelerate the permitting process and would, among other changes, clarify which projects require environmental impact statements and that agencies must consider climate change as part of the review process. At this time, we cannot predict what further revisions, if any, will be made to NEPA’s implementing regulations, and what impacts, if any, they will have on our operations.
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
In August 2014, we were accepted as a Tier 1 participant in Wisconsin’s voluntary Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Successful Tier 1 participants are required to demonstrate a strong record of environmental compliance, develop and implement an environmental management system meeting certain criteria, conduct and submit annual performance reviews to the Wisconsin Department of Natural Resources, promptly correct any findings of non-compliance discovered during these annual performance reviews, and make certain commitments regarding future environmental program improvements. Our most recent annual report required under the Tier 1 protocol was submitted to the Green Tier Program contact on March 2023.
Employees
As of December 31, 2023, we employed 378 people, of which 42 were employed under collective bargaining agreements. The current collective bargaining agreements expire April 30, 2024. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.
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
Substantially all of our revenues are derived from sales to companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of activity in oil and natural gas exploration, development and production and prevailing oil and natural gas prices. More specifically, the demand for the proppants we produce and our wellsite storage and proppant management solutions is closely related to the number of oil and natural gas wells completed in geological formations where sand-based proppants are used in fracturing activities. These activity levels are affected by both short- and long-term trends in oil and natural gas prices, among other factors.
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a high level of volatility in recent years.
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
A material portion of our revenues are generated from a limited number of customers. The ability or willingness of each of our customers to maintain their purchases from us will depend on a number of factors that are beyond our control and may include, among other things, the overall operations and financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may reduce the amount of sand they purchase from us or they may be able to obtain comparable products at a lower price. If our customers with long-term contracts experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, certain of our existing contracts were adjusted in 2020 due to effects of the COVID-19 pandemic, resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. If any of our major customers substantially reduces or altogether ceases purchasing our sand and we are not able to generate replacement sales of sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our contracted customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues, cash flows and financial condition if we are not able to replace these contracts with new sales volumes. Even if we were to replace any lost volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition. Additionally, consolidation and vertical integration of pressure pumpers and exploration and production companies continues in the industry and this trend could lead to fewer overall customers for us to market sand to and negatively impact our sales volumes.
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
Some of our competitors have greater financial and other resources than we do. Also, certain of our competitors have emerged from bankruptcy in recent years and may be able to offer more attractive pricing as a result of lower debt obligations. In addition, our larger competitors may develop technology superior to ours or may have production facilities that offer lower-cost transportation to certain customer locations than we do. When the demand for hydraulic fracturing services decreases or the supply of proppant available in the market increases, prices in the frac sand market can materially decrease. Furthermore, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired and in the future may acquire their own frac sand reserves to fulfill their proppant requirements, and these other market participants may expand their existing frac sand production capacity, all of which would negatively impact demand for our frac sand. In addition, increased competition in the proppant industry could have an adverse impact on our ability to enter into long-term contracts or to enter into contracts on favorable terms. For example, supplies of regional frac sand from our competitors became available in 2018, starting in the Permian Basin of West Texas, and have continued to expand to certain other basins in or near where we sell sand. Regional frac sand has had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these regional mines. The reduced ability to sell sand in operating basins with regional sand supply has led to increased competition among our competitors in other basins and could lead to pressure to reduce prices to compete effectively.
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
Our sand is currently produced at three facilities and our sales are dependent on delivery by railroads. Any adverse developments at our production facilities, rail terminals, or on any rail line could have a material adverse effect on our business, financial condition and results of operations.
All of our sand sales are currently produced at our facilities near Oakdale, Wisconsin, Utica, Illinois and Blair, Wisconsin. We ship a substantial portion of our sand through our rail terminals. Any adverse development at these facilities, our rail terminals, or on any of the rail lines we use to deliver our sand due to catastrophic events, weather, or any other event that would cause us to curtail, suspend or terminate operations at such facilities or terminals, could result in us being unable to meet our contracted sand deliveries. Although we have access to more than one Class I rail line, we may not be able to facilitate all shipments of product from one facility. We maintain insurance coverage to cover a portion of these types of risks; however, there are potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.
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
We may not be able to renew the ABL Credit Facility or secure a new credit facility on favorable terms, or at all, which would adversely affect our business, financial condition and/or cash flows.
We have historically relied on third-party financing to meet our seasonal cash flow requirements. Our ABL Credit Facility is set to expire on December 13, 2024. If we are unable to renew our ABL Credit Facility or secure a new credit facility on favorable terms, or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our business, financial condition and/or cash flows.
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
Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from frac sand to other proppants, or the development of new processes to make hydraulic fracturing more efficient that could replace it altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our business, results of operations and financial condition.
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
Our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. In addition, our employees could be subject to a COVID-19 or other outbreak at one or more of our facilities. If any of these events were to occur, we could incur substantial losses because of operational downtime, personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our operations.
We are not fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for some of our insurance policies have increased and could escalate further. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition.
Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our business, results of operations and financial condition.
Energy costs, primarily natural gas and electricity, represented approximately 6.4% of our total cost of goods sold for the year ended December 31, 2023. Natural gas is currently the primary fuel source used for drying in our frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on domestic, international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental regulations and sanctions, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of fixed price supply contracts or derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.
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
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at our mining and operating facilities. For our extraction and processing in Wisconsin and Illinois, we must obtain permits from various federal, tribal, state and local authorities. For example, at the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are impacted, a permit from the U.S. Army Corps of Engineers is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, protected species, archeological assessments and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. Certain permits or approvals may also require consultation with federal, state, tribal, or local authorities. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2023, 42 employees in our Illinois facility operated under a collective bargaining agreement. Our collective bargaining agreement expires April 30, 2024. While we intend to renew the collective bargaining agreement, if we are unable to renegotiate acceptable terms with these employees in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.
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
Our cash flow is affected by a variety of factors, including weather conditions and seasonal periods. Seasonal fluctuations in weather impact the production levels at our wet processing plant. While our sales and finished product production levels are contracted evenly throughout the year, our mining and wet sand processing activities are reduced during winter months. As a consequence, we experience lower cash costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year in which we overproduce to meet demand for the winter months.
We do not own the land on which our in-basin transload terminals are located, which could disrupt our operations.
We do not own the land on which our in-basin transload terminals are located and instead own a leasehold interest and right-of-way for the operation of these facilities.  Upon expiration, termination or other lapse of our current leasehold terms, we may be unable to renew our existing leases or rights-of-way on terms favorable to us, or at all.  Any renegotiation on less favorable terms or inability to enter into new leases on economically acceptable terms upon the expiration, termination or other lapse of our current leases or rights-of-way could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and have a material adverse effect on our business, financial condition and results of operations.
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
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2023, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

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
On March 4, 2022, we entered into the Purchase Agreement with Hi-Crush Inc., a Delaware corporation (“HCR”) and Blair, pursuant to which we acquired all of the issued and outstanding limited liability company interests of Blair from HCR for aggregate cash consideration of approximately $6.5 million, subject to customary purchase price adjustments as set forth in the Purchase Agreement. Entities affiliated with Clearlake, who collectively owned approximately 11.3% of the Company’s outstanding common stock at the time of the purchase, also owned a significant portion of the outstanding common stock of HCR, and representatives of Clearlake served on our board of directors and HCR’s board of directors. At the time of purchase, Clearlake was a related party to the Company, and José Feliciano, the Co-Founder and Managing Partner of Clearlake, was on our board of directors. As of December 31, 2023, the Company was not affiliated with Clearlake and José Feliciano has resigned from our board of directors.
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
With completion of the Blair acquisition and the recent acquisition of the Waynesburg and Ohio terminals, our operations and the size of our business has expanded. Our future operating results depend, in part, on our ability to manage this expansion and growth successfully, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the acquisition that we currently anticipate. A failure to manage our growth effectively could materially and adversely affect our profitability.

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
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, to allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.
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
In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed excavation or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public, or other third parties, or delay in the environmental review and permitting process, also could delay or impair our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract or the pace of extraction of mineral deposits), our cost structure, or our customers’ ability to use our frac sand. Such current or future regulations could have a material adverse effect on our business, and we may not be able to obtain or renew permits in the future.
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
In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, in August 2022, the U.S. Congress passed, and President Biden signed into law, the Inflation Reduction Act of 2022 which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities. In January of 2024, the EPA released its proposed rule to implement the methane emissions fee with a proposed effective date in 2025 for reporting year 2024 emissions. The emissions fee and funding provisions of the law could increase the operating costs of our customers and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
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
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In April 2021, President Biden announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide (“CO2”) GHGs. Relatedly, while at COP26, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. We cannot predict what additional legislative or regulatory requirements may result from these developments. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) aimed at limiting the increase in the global average temperature and reducing GHG emissions. These goals were reaffirmed at the November 2022 UN Climate Change Conference of Parties (“COP27”) in Sharm-El Sheik. While there were limited announcements at COP27 with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community, and such discussions continued at COP28 in Dubai. COP28 also resulted in an agreement among 200 nations to take more decisive climate action, including commitments to reduce reliance on fossil fuels. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement. It is not possible at this time to predict the timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has also resulted in increasing political risks in the United States, including climate change-related pledges made by certain candidates elected to public office. The Biden Administration has issued several executive orders focused on addressing climate change, including items that may impact our customers’ costs to produce, or demand for, oil and natural gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net-zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Further, on January 26, 2024, the Biden Administration, as part of its climate agenda, implemented a temporary pause on the U.S. Department of Energy’s review of pending decisions for authorization to export LNG to non-Free Trade Agreement countries while the U.S. Department of Energy reviews and updates the underlying analyses for such decisions using more current data to account for considerations like the environmental and climate change impacts of LNG. The temporary pause is not expected to affect LNG exports that have already been authorized, but to the extent such action impacts our customers, we may experience reduced demand for our proppant. To the extent that the United States and other countries implement the Paris Agreement or local, state, regional, national or international governments impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers. Litigation risks are also increasing, as a number of entities have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under stockholder and consumer protection laws, alleging that companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. To the extent these risks impact our customers, we may experience reduced demand for our proppant.
Additionally, in March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related data risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy and GHG emissions, for certain public companies. We are currently assessing this rule but at this time we cannot predict the ultimate impact of the rule on our business or those of our customers. The SEC originally planned to issue a final rule by October 2022, but according to the SEC’s updated rulemaking agenda, a final rule is now expected to be issued in spring 2024. To the extent this rule is finalized as proposed, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks and certain emissions metrics. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Increasing attention to climate change and natural capital, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs associated with compliance, stakeholder engagement, contracting, and insurance), reduced demand for our customers’ hydrocarbon products and our product and services, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that liability could be imposed on our customers without regard to their causation of or contribution to the asserted damage, or to other mitigating factors. To date, however, changes in societal pressures and consumer demand related to increased attention to ESG and conservation matters have not had a material impact on our customers’ operations or otherwise materially and adversely affected our business. Voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations.
Moreover, while we may create and publish disclosures regarding ESG matters, many of the statements in those disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying and measuring many ESG matters. Such disclosures may also be partially reliant on third-party information that we have not or cannot independently verify. Additionally, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely to lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.
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
The concentration of our capital stock ownership by our largest stockholders and its affiliates will limit your ability to influence corporate matters.
As of December 31, 2023, our Chief Executive Officer beneficially owns approximately 17.2% of our outstanding common stock. Consequently, our Chief Executive Officer is considered a (“Principal Stockholder”) and will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as the Principal Stockholder maintains certain beneficial ownership levels of our common stock, the Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017. This concentration of ownership and the rights of Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
As of December 31, 2023, there were 28,390,059 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
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
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2023, we have outstanding 41,117,111 shares of common stock. Our Chief Executive Officer beneficially owns 7,076,340 shares of our common stock, or approximately 17.2% of our total outstanding shares.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. — CYBERSECURITY
We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our information technology (“IT”) personnel, together with third party firms, continuously work to identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards, [including the National Institute of Standards and Technology (NIST) Cyber Security Framework, NIST 800-53, NIST 800-82, and International Electrotechnical Commission 62443]. Our executive management team and Board of Directors are periodically updated regarding the status of, and adjustments to, our cybersecurity program.
To protect our technology systems from cybersecurity threats, we use various security tools that help prevent,identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring, and detection tools to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors.

We have an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. In the event there is a cyber security incident, the VP of Technology and the Incident Response Team will assess the cybersecurity incident’s impact as the basis for assigning a preliminary severity level. The VP of Technology is also responsible for communicating incidents to other members of management as appropriate. Were a cybersecurity incident to occur that was determined to be material by our Incident Response Team, including executive management, then our Board of Directors would be notified. Should any incidents occur that have a preliminary severity rating of high or critical, our Incident Response Team would confer with our Board of Directors to determine whether to report the cybersecurity incident in our public filings.

Aside from more immediate reporting of material incidents to our Board of Directors as described above, our VP of Technology provides our Board of Directors an update on cybersecurity during each of its quarterly meetings regarding the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks.

Our VP of Technology leads all components of our IT functions. Our VP of Technology has over 29 years of experience in the IT profession, including 7 years with Smart Sand.

No unauthorized access to customer, vendor, supplier, joint venture, employee or our data occurred as a result of cybersecurity incidents against us that has had a material adverse effect on our business, operations, or consolidated financial condition. If our systems, or our customers' or suppliers’ systems, for protecting against cybersecurity incidents prove to be insufficient, a cybersecurity incident could have a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under General Risk factors in Item1(a) Risk Factors.

ITEM 2. — PROPERTIES
Overview of our Properties and Logistics
As of December 31, 2023, we owned and operated three frac sand mines and related processing facilities in Oakdale, Wisconsin; Utica, Illinois; and Blair, Wisconsin. Also, in addition to the onsite transloading capabilities at our Oakdale and Blair mines, we own nearby transloading facilities in Byron, Wisconsin and Peru, Illinois. We also operate in-basin transloading facilities under long-term lease agreements in Van Hook, North Dakota, Waynesburg, Pennsylvania, and El Reno, Oklahoma. In December 2023, we Company acquired the rights to operate a unit train capable transloading terminal in Minerva, Ohio. We expect this terminal to become operational in the second quarter of 2024. In January 2024, we acquired the rights to operate a unit train capable transloading terminal in Dennison, Ohio. We expect this terminal to become operational in the second quarter of 2024.
In March 2022, acquired the Blair, Wisconsin mine and processing facility. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We began operating the Blair mine in the second quarter of 2023.
In addition to these currently operating facilities, we also acquired an idled mine and processing facility in New Auburn, Wisconsin as part of our acquisition of Eagle Oil and Gas Proppants Holdings, LLC, a Delaware limited liability company (“Eagle Proppants Holdings”), in 2020, which contains a higher concentration of coarser sand deposits. We do not consider this site to be a mining property as we have no immediate plans to resume processing frac sand operations at this facility, though its administrative facilities and proximity to our Oakdale facility allow us to utilize the property to create synergies with our existing operations in Wisconsin.
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

The map below shows the locations of our mine sites, rail terminals and transload facilities, manufacturing facilities and administrative facilities.

smartsand®
Saskatoon, SK
Manufacturing Facility
Van Hook, ND
New Auburn, WI
Hixton, WI
Blair, WI
Oakdale /Byron, WI
Utica / Peru, IL
Yardley, PA
Minerva, OH
Dennison, OH
Waynesburg, PA
El Reno, OK
Cotulla, TX
Corporate Headquarters
Spring, TX
Key
= Mine sites
= Rail terminal/transload sites
= Offices
= Manufacturing Facility
= Non-operating sites
= Class I Rail lines

Summary Overview of Mining Operations
Information concerning our material mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Annual Report on Form 10-K, the terms “mineral resource”, “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. As of December 31, 2023, our individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, were the Oakdale, Wisconsin mine and processing facility (“Oakdale”), Utica, Illinois mine and processing facility (“Utica”), and the currently idle Blair, Wisconsin facility (“Blair”).
The information that follows related to the Oakdale, Utica and Blair facilities is derived, for the most part from, and in some instances is an extract from, the technical report summaries (“TRSs”) related to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, filed as exhibits to this Annual Report on 10-K.
As of December 31, 2023, we had three operating mines and related processing facilities.

Oakdale, Wisconsin

We, through Smart Sand, Inc. and SSI Oakdale, LLC, its wholly-owned subsidiary, operate a surface mine and silica sand processing plant near Oakdale, Wisconsin. The Oakdale mine includes a total of 1,256 acres that are owned outright by Smart Sand, Inc. This ownership includes subsurface mineral and water rights. The site has no leased property. Royalties are paid in the amount of $0.50 per ton of 70-mesh and coarser substrate.
Our Oakdale facility is a surface mining operation involving heavy equipment and the hydraulic transfer of material to the processing plant. The processing plant uses natural gas, propane, and electricity to produce various grades of high-quality Northern White Sand. Our premium sand is used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
The Oakdale facility operations are predominantly regulated by Monroe County, Wisconsin through the non-metallic mining and reclamation permit. Air emissions are regulated by the Wisconsin Department of Natural Resources, Bureau of Air Management. All required permits are secured, and the site is operating in full compliance.

Utica, Illinois

We, through Northern White Sand LLC, a wholly-owned subsidiary of Smart Sand, Inc., operate a surface mine and a silica sand processing plant near Utica, Illinois. The Utica mine includes a total of 819 acres that are owned outright by Smart Sand, Inc. This ownership includes subsurface mineral and water rights. The site has no leased property. There are no royalties associated with this property.
Our Utica facility is a surface mining operation involving heavy equipment and the hydraulic transfer of material to the processing plant. The processing plant uses natural gas, propane, and electricity to produce various grades of high-quality Northern White Sand. Our premium sand is used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
The Utica facility is regulated by the Illinois Department of Natural Resources, which requires a Surface Mining Permit and Reclamation Plan. The mine reclamation plan is submitted to both the LaSalle County, Illinois and Village of Utica, Illinois Boards. Air emissions are regulated by the Illinois Environmental Protection Agency. All required permits are secured, and the site is operating in full compliance.
Blair Wisconsin

We began operating the Blair mine in the second quarter of 2023. It is an idle silica surface mine and processing plant in Blair, Wisconsin. The Blair mine includes a total of 1,285 acres that are owned outright by Smart Sand Blair, a wholly-owned subsidiary of Smart Sand, Inc. This ownership includes subsurface mineral and water rights. The site has no leased property. Royalties are estimated to be paid on certain grades of silica sand in the amount of $1.75/ton with certain minimum annual payments.
Our Blair facility uses a surface mining technique to produce high-quality Northern White Sand. The processing plant uses natural gas, propane, and electricity to make various grades of high-quality Northern White Sand. Our premium sand is used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
The Blair facility has several active permits including air quality, construction, operations, groundwater extraction, and non-metallic mining and reclamation, which are administered by the Wisconsin Department of Natural Resources. Land use agreements are active for the Cities of Springfield and Preston regarding the hours of operations, blasting, groundwater assurance, noise and traffic. Conditional use permits are active for both Jackson County, Wisconsin and the City of Blair, Wisconsin for the mining and processing of material at the site Blair site. All required permits are secured, and the site is operating in full compliance.

Summary of Annual Production
The table below shows annual dry tons produced at our mining properties for the years ended December 31, 2023, 2022 and 2021. This table does not include mining activity prior to our acquisition of the Blair mine.

	2023	2022	2021
	(millions of tons)
Silica Sand
Oakdale mine	4.6	4.9	2.6
Utica mine	0.9	1.1	0.8
Blair mine	0.6	0.0	0.0
	6.1	6.0	3.4

Summary of Mineral Reserves and Resources
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. All of our sand mines are located in this geographic area. The following table summarizes our mineral reserves as of December 31, 2023:

	Total Saleable Reserves	Proven Reserves	Probable Reserves
	(millions of tons)
Silica Sand
Oakdale mine (1)	243	138	105
Utica mine (2)	127	95	32
Blair mine (3)	114	114	0
Total Reserves	484	347	137
(1)Economic evaluation for Oakdale is based on $20.00/ton average minegate pricing as of September 2021, with no escalation.
(2)Economic evaluation for Utica is based on $20.00/ton average minegate pricing as of September 2021, with no escalation.
(3)Economic evaluation for Blair is based on $36.00/ton average minegate pricing, based on 2023 forecast, with no escalation.

We have no inferred resources.

Material Mine Site Descriptions
Oakdale, Wisconsin
The Oakdale site is a surface proppant sand mining and processing operation located approximately 1 mile southwest of the town of Oakdale, Wisconsin in Monroe County, Wisconsin. Geographically, the Oakdale site is located at approximately 43° 57’06.1” N latitude and 90° 24’13.0” W longitude.

3-2

Wisconsin
Figure Area
LEGEND
APPROXIMATE FRAC SAND DEPOSITS
N
JACKSON
UP
94
12
173
Valley Junction
21
UP
CPRS
MONROE
Tomah
Oakdale
JUNEAU
90
12
UP
Oakdale Sand Mine and Plant
Camp Douglas
CPRS
94
New Lisbon
131
71
Wilton
80
71
82
131
Elroy
VERNON
33
82
RAILROAD INDEX
Abbreviation Name
CPRS Canadian Pacific Railway
UP Union Pacific Railroad
Legend
CPRS Major Railroads
94 Major Roads
SCALE (Miles)
0 1 2 3 4 8

FIGURE 3.1
GENERAL LOCATION MAP
Showing
OAKDALE PROPERTY
Monroe County, Wisconsin
Prepared For
SMART SAND, INC.
John T. Boyd Company
January 2022
Scale 1" = 4 Miles

Q:\CAD_GROUP\3555.021\FIGURE 3_1.DWG

The Oakdale site includes approximately 1,256 acres that we own outright. Royalties are paid in the amount of $0.50 per ton of 70-mesh and coarser substrate. Operations began at our Oakdale site in July 2012 with 1.1 million tons of annual processing capacity. Through multiple expansions, the Oakdale facility currently has an annual processing capacity of 5.5 million tons.

The site is accessible by public roads and a Canadian Pacific railroad spur. Our Oakdale site has an extensive rail-car loading, storage, and handling facility. The Oakdale site is connected to the local electrical and natural gas distribution systems. All water onsite is provided through private wells and ponds supplied with recycled process water and groundwater pumped from the active mine. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities, plant maintenance and support facilities.
We acquired the land and developed the site as a purpose-built silica mine to serve frac sand customers. Since acquiring the facility, we renovated and upgraded its processing capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These techniques allow the Oakdale site to meet a variety of focused specifications on product composition from customers. As such, the Oakdale site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Oakdale facility and its operating equipment are maintained in good working condition. The total net book value of the Oakdale facility’s real property and tangible assets as of December 31, 2023 was $125.8 million.
Current mining at the Oakdale facility is excavated using conventional surface mining methods. The first step in the mining process is the removal of the overburden from the sandstone layer. This is completed either in-house or by third-party contractors using heavy equipment including excavators, dozers and haul trucks. Next, a third-party contractor is used to drill and blast the sandstone. Heavy equipment, conveyors and pumps are used to transfer the blasted material to the processing plant. At the processing plant, the sand slurry is fed to a surge tank where ultrafine material is removed from the product then pumped to hydrosizers that further separate the sand into coarse and fine particle size fractions. The separated streams are either placed in respective piles, stored on a dewatering slab, or sent to waste depending on product mix desired. The decanted sand is then fed by conveyor or loader to the five available fluidized bed dryers. The dry sand is then classified into final grades using screening units and stored in dedicated silos. A system of conveyors then move sand to a loadout for railcars and trucks. Railcars are on a railspur connected to the Canadian Pacific railroad. Trucking to our Byron transload facility provides access to the Union Pacific railroad.
Several natural and man-made features have been identified in and around the Oakdale site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, right of ways, creeks and wetlands.
To operate active mining operations on the property, the Monroe County, Wisconsin non-metallic reclamation permit requires annual reports to be submitted with information on the reclamation status and to pay annual fees based on disturbed acres. A significant portion of the probable reserves underly current wetland areas. These areas will require mitigation as designated wetlands prior to mining. These reserves are not in our current five-year plan. Air emissions are regulated by the Wisconsin Department of Natural Resources, Bureau of Air Management. We monitor air emissions and have all required permits. The operation also has developed an Environmental Management System and Quality Management System. We have successfully completed the annual outside surveillance audit of our Environmental Management System to the ISO 14001:2015. The Oakdale site has secured necessary permits and is operating in compliance with all required licenses, registrations, and permits.
A summary of Oakdale’s mineral resources and reserves as of December 31, 2023 and 2022 is shown below.

	Year Ended December 31,		Change
	2023	2022	Volumes	Percentage
	(millions of tons)
Proven	138	142	-4	(3)%
Probable	105	105	0	—%
Saleable	243	247	-4	(2)%
When estimating mineral reserves, silica product pricing was assumed at $20/ton. Only one commodity (silica sand) is mined, processed and sold at the Oakdale site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Oakdale site. The decrease in reserves from 2022 to 2023 is primarily attributable to excavation and mining activity in 2023. For more information on our resources and reserves, please refer to Exhibit 10.24, the Technical Report Summary for our Oakdale site.
Key assumptions and parameters relating to the mineral reserves at the Oakdale site are discussed in Sections 11.0 and 12.0, respectively, of the Oakdale TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Utica, Illinois
The Utica site is a surface proppant sand mining and processing operation located approximately three miles east of the town of Utica, Illinois in LaSalle County, Illinois. Geographically, the Utica site is located at approximately 41° 20’48.6” N latitude and 88° 57’18.9” W longitude.

3-2

Legend
BNSF Major Railroads
80 Major Roads
Major Waterways
FIGURE AREA
STATE OF ILLINOIS
Utica Sand Mine and Plant
Rail Loadout
Earlville
Ottawa
Marseilles
Utica
Peru
Oglesby
Stoneyville
Lostant
Streator
INDIAN CREEK
FOX RIVER
ILLINOIS RIVER
VERMILION RIVER
BNSF
CSXT/IAIS
IAIS
IR
To BNSF
N
La Salle County
Putnam County
Marshall Co.
LaSalle Co.
Livingston Co.
34
52
71
23
80
6
251
178
89
39
18
17
SCALE (Miles)
0 1 2 3 4 8

RAILROAD INDEX

Abbreviation	Name
BNSF	Burlington Northern Santa Fe Railway Company
CSXT	CSX Corporation
IAIS	Iowa Interstate Railroad System
IR	Illinois Railway, LLC

FIGURE 3.1
GENERAL LOCATION MAP
Showing
UTICA PROPERTY
LaSalle County, Illinois

Prepared For
SMART SAND, INC.

John T. Boyd Company
January 2022
Scale 1" = 4 Miles

Q:\CAD_GROUP\3555.021\UTICA\FIGURE 3_1.DWG

The Utica site includes approximately 819 acres that we own outright. The mine site was initially developed in 2014 by Eagle Materials Inc., a Delaware corporation (“Eagle”), as a wash plant that railed wet sand to Corpus Christi, TX. In the summer of 2018, a 1.6 million ton per year dry plant was constructed on site. In September 2020, we acquired the Utica Site from Eagle. We began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. There are no royalties associated with any minerals at this site. The current annual processing capacity is estimated at 1.6 million tons.

The site is accessible by public roads. There is no rail onsite. All minerals are trucked from the site to a terminal that we own and operate in Peru, Illinois, on the Burlington Northern Santa Fe railroad a few miles away from the mine site. Our Utica site includes a wet plant and a dry plant, storage, and handling facility. The Utica site is connected to the local electrical and natural gas distribution systems. Water onsite is provided through public works, private wells and ponds supplied with recycled process water and groundwater pumped from the active mine. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities, plant maintenance and support facilities.
Utica production capabilities include ability to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These production techniques allow the Utica site to meet a variety of focused specifications on product composition from customers. As such, the Utica site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Utica facility and its operating equipment are maintained in good working condition. The total net book value of the Utica facility and related transload real property and tangible assets as of December 31, 2023 was $39.8 million.
Current mining at the Utica facility is excavated using conventional surface mining methods. The first step in the mining process is the removal of the overburden from the sandstone layer. This is completed either in-house or by third-party contractors using heavy equipment including excavators, dozers and haul trucks. Next, a third-party contractor is used to drill and blast the sandstone. Heavy equipment is used to transfer the blasted material to the processing plant. At the processing plant, the sand is fed into a crusher, wet screened to remove oversize material and placed in a surge tank where ultra fine material is removed from the product and sent to a thickener as waste. The remaining slurry is pumped to hydrosizers that further hydraulically separate the sand into waste and product streams with the product sent to an enclosed decant shed for dewatering. A drag chain conveyor reclaims sand from the top of the decant pile and conveys the sand to the dryer. Dry sand is then screened into our four primary grades of sand. The finished product is stored in four truck loadout silos. All product leaves the plant via truck. The majority of the product is trucked to a nearby Peru, Illinois rail loadout on the Burlington Northern Santa Fe railroad.
To operate active mining operations on the property, the Illinois Department of Natural Resources requires a Surface Mining Permit. The Surface Mining Permit application requires the operator to submit an annual operating plan that illustrates how the land will be affected by mining operations as well as a reclamation plant that describes how the mined land will be restored for future use. The mine reclamation plan is submitted to the LaSalle County and Village of Utica Boards. The Utica operation has obtained the necessary permits. Air emissions are regulated by the Illinois Environmental Protection Agency. A Title V permit for air emissions is currently issued to Northern White Sand, which is our wholly owned subsidiary. We monitor air emissions and have all required permits. The Utica site has secured necessary permits and is operating in compliance with all required licenses, registrations, and permits.
A summary of Utica’s mineral resources and reserves as of December 31, 2023 and 2022 is shown below.

	Year Ended December 31,		Change
	2023	2022	Volumes	Percentage
	(millions of tons)
Proven	95	96	-1	(1)%
Probable	32	32	0	—%
Saleable	127	128	-1	(1)%
When estimating mineral reserves, silica product pricing was assumed at $20/ton. Only one commodity (silica sand) is mined, processed and sold at the Utica site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Utica site. The decrease in reserves from 2022 to 2023 is primarily attributable to excavation and mining activity in 2023. For more information on our resources and reserves, please refer to Exhibit 10.25, the Technical Report Summary for our Utica mine.
Key assumptions and parameters relating to the mineral reserves at the Utica site are discussed in Sections 11.0 and 12.0, respectively, of the Utica TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Blair, Wisconsin
The Blair site is a surface proppant sand mining and processing operation located approximately 3 miles southwest of the town of Taylor, Wisconsin in Trempealeau County, Wisconsin. Geographically, the Blair site is located at approximately 44° 17’44.0” N latitude and 91° 10’05.5” W longitude.

1-2

RAILROAD INDEX
Abbreviation Name
CN Canadian National Railway Company
UP Union Pacific Railroad
Wisconsin
Figure Area
LEGEND
APPROXIMATE FRAC SAND DEPOSITS
Northfield
Pigeon Fork
Hixton
Whitehall
Taylor
Blair
Blair Property
TREMPEALEAU
JACKSON
MONROE
LA CROSSE
Ettrick
Melrose
Galesville
Holmen
BLACK RIVER
CN
UP
N
SCALE (Miles)
0 1 2 3 4
Legend
Major Railroads
Major Roads

FIGURE 1.1
GENERAL LOCATION MAP
Showing
BLAIR PROPERTY
Jackson and Trempealeau Counties, Wisconsin
Prepared For
SMART SAND, INC.
John T. Boyd Company
February 2024
Scale 1" = 4 Miles

Q:\CAD_GROUP\3555.024\FIGURE 1_1.DWG

The Blair site includes approximately 1,285 acres that we own outright. The mine site was initially developed in 2016 by HCR and shut down in 2020 due to the COVID-19 pandemic. On March 4, 2022, we acquired the Blair facility. We began operations at the Blair facility in the second quarter of 2023. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We pay royalties of approximately $1.75 per ton with certain annual minimum payments.
The site is accessible by public roads and the Canadian National railroad spur. Our Blair site has an extensive rail-car loading, storage, and handling facility. The Blair site is connected to the local electrical and natural gas distribution systems. All water onsite is provided through private wells. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities, plant maintenance and support facilities.
Blair production capabilities include ability to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These production techniques allow the Blair site to meet a variety of focused specifications on product composition from customers. As such, the Blair site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Blair facility and its operations have been maintained in good condition. The total net book value of the Blair facility real property and tangible assets as of December 31, 2023 was $15.7 million, which represents our purchase price of the facility.
We began operating the Blair facility in the second quarter of 2023. Current mining at the Blair facility is excavated using conventional surface mining methods. The first step in the mining process is the removal of the overburden from the sandstone layer. This is completed either in-house or by third-party contractors using heavy equipment including excavators, dozers and haul trucks. Next, a third-party contractor is used to drill and blast the sandstone. Heavy equipment is used to transfer the blasted material to the crusher for further processing. Conveyors transfer the sand to the wet plant where hydrosizers are used to sort the sand into product and waste streams. The waste stream is further separated by a cyclone where the ultra fines are sent to a thickener and filter press to recover water and the remainder is conveyed to a pile for reclamation purposes. The product stream is dewatered and conveyed to the wet storage piles next to the dry plant. Loaders will feed the two dryers from the decant pile and will screen the sand into four or five grades that are then stored into dedicated silos until loaded into railcars for shipping. Railcars are on a railspur connected to the Canadian National railroad.
To operate active mining operations on the property, a non-metallic mining industrial permit is in place and administered by the Wisconsin Department of Natural Resources in both Jackson and Trempealeau counties. There are also permits for air quality, construction, ground water extraction administered by the Wisconsin Department of Natural Resources. A land use agreement is active for the cities of Springfield and Preston regarding operating hours. A conditional use permit is active for both Jackson County and the City of Blair for the mining and processing of material at the Blair site. A reclamation plan for restoring the site to an agreed upon state is in place with Jackson County and the City of Blair. The Blair site has secured necessary permits and is in compliance with all required licenses, registrations, and permits.
A summary of Blair’s mineral resources and reserves as of December 31, 2023 and 2022 is shown below.

	Year Ended December 31,		Change
	2023	2022	Volumes	Percentage
	(millions of tons)
Proven	114	115	-1	(1)%
Probable	0	0	0	Not Meaningful
Saleable	114	115	-1	(1)%
When estimating mineral reserves, silica product pricing was assumed at $36/ton, which represents our budget for 2023. Only one commodity (silica sand) is mined, processed and sold at the Blair site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Blair site. The decrease in reserves from 2022 to 2023 is primarily attributable to excavation and mining activity in 2023. For more information on our resources and reserves, please refer to Exhibit 10.26, the Technical Report Summary for our Blair site.
Key assumptions and parameters relating to the mineral reserves at the Blair site are discussed in Sections 11.0 and 12.0, respectively, of the Blair TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Internal Controls Disclosure
The modeling and analysis of our reserves has been developed by our personnel, reviewed by several levels of internal management and, in the case of the three material properties, reviewed by John T. Boyd. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, repeatable geologic continuity, and meeting generally accepted quality specifications, are specific and attainable, as applicable. Calculations using site specific criteria for the three material properties were reviewed by John T. Boyd. John T. Boyd was provided with our exploration data, geologic models, and volumetric estimates and took a three-step approach to validate our resource and reserve estimates at the four material properties: (1) verified the accuracy of geologic model inputs by comparison with drilling logs and laboratory reports, (2) compared the geologic model with compiled drilling data and (3) prepared a stratigraphic grid model of the geologic unit and independently estimated volumes. All calculations were conducted independently by John T. Boyd, then compared to our internal estimates and found to be within acceptable variance. A detailed description of the methodology used to calculate mineral reserves for the three material properties is provided in the TRSs filed as exhibits to this Annual Report.
For all properties, geographical modeling and mine planning efforts serve as a base assumption for resource and reserve estimates at each location. These outputs have been prepared by both our personnel and third-party consultants, and the methodology is compared to industry best practices. Mine planning decisions, such as mining bench height, execution of mining processes and ground control, are determined and agreed upon by our management. Management adjusts forward-looking models by reference to historic mining results, including reviewing performance versus predicted levels of production from the mineral deposit, and if necessary, reevaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining and investigation of the mineral deposit, coupled with product quality validation pursuant to industry best practices and customer expectations, provides further empirical evidence as to the homogeneity, continuity and characteristics of the mineral resource. Ongoing quality validation of production also provides a means to monitor for any potential changes in mineral quality.
Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geological data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortization that are based on life of mine estimates.
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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 16 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2023.

ITEM 4. — MINE SAFETY DISCLOSURES
We are committed to maintaining a culture that prioritizes mine safety. We believe that our commitment to safety, the environment and the communities in which we operate is critical to the success of our business. Our sand mining operations are subject to mining safety regulation. The U.S. Mining Safety and Health Administration (“MSHA”) is the primary regulatory organization governing frac sand mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 as amended by the Mine Improvement and

New Emergency Response (MINER) Act of 2006 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.
We are also subject to regulations by the U.S. Occupational Safety and Health Administration (“OSHA”) which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In 2023, MSHA proposed similar rules, which would, among other updates, reduce the exposure limits, require immediate corrective actions if exposure limits are exceeded, require exposure sampling and no-cost medical surveillance, and update respiratory protection requirements. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. If the workplace exposure limit is lowered significantly, we may be required to incur certain capital expenditures for equipment to reduce this exposure. We also adhere to NISA’s respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.
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
Holders of Record
On March 4, 2024, there were 43,008,960 shares of our common stock outstanding, which were held by approximately 31 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

The graph assumes $100 was invested on December 31, 2018, in our common stock, the Russell 3000, and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index. The cumulative total return assumes the reinvestment of all dividends.
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

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2023, no shares were sold by the Company without registration under the Securities Act of 1933.

ITEM 6. — RESERVED

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with Item 1, “Business,” and Item 8, "Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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

Factors Affecting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Expansion of Operations. As discussed in the section entitled “Recent Developments” in this Item 7 of this Annual Report on form 10-K, we have been going through a period of substantial growth and expansion. In recent years we have added two mines, several terminals, and expanded our operations into industrial products. This growth and expansion reduces comparability of periods, due to increased revenue, cost of goods sold, operating costs, and capital investments.
•Market Trends. In recent years, the increasing supply of sand, particularly in-basin sand, relative to demand, has led to continued volatility of frac sand prices. During most of 2020, demand for frac sand declined significantly due to decreased demand for oil and natural gas as a result of the effects of the COVID-19 pandemic, which caused a global decrease in all means of travel, the closure of borders between countries and a general slowing of economic activity worldwide. Activity in the oil and gas industry began to rebound in the fourth quarter of 2020 and throughout 2021 as the global distribution of COVID-19 vaccines ramped up and travel restrictions lessened. This improvement in oil and natural gas activity continued in 2022 and 2023 as oil and gas production increased worldwide due to demand relative to supply. We saw an increase in the volume of sand sold and improvements in sand pricing in 2022 and the first nine months of 2023. We did see softening demand in the fourth quarter of 2023 as our customers that had accelerated spending in the first nine months of the year exhausted their budgets. High levels of inflation have also led to increasing operating expenses in 2022 and 2023. Softening economic activities in certain countries, the continuation of the war in Ukraine, the conflict in the Middle East, along with President Biden’s pause on LNG permits could impact oil and natural gas prices and overall oil and gas activity thereby leading to substantial volatility in demand and pricing in 2024. The continued volatility in oil and natural gas demand and potential for increased supplies of sand has led to continued reluctance by many customers to enter into long-term contracts. As such, customers have instead trended toward purchasing their frac sand supply in the spot market or under short term supply agreements at current market prices.
•Litigation settlement. In 2021, we recorded bad debt of approximately $19.6 million. We entered into a settlement agreement related to previous litigation in which we collected a $35.0 million cash payment to settle $54.6 million of outstanding accounts receivable.
•Impairment loss. In 2021, we recorded an inventory impairment loss of $2.2 million related to the write down of inventory driven by expected yield. There were no impairment losses in 2023 or 2022.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Overview
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepotTM portable wellsite storage silos, SmartPath® transloader and SmartBeltTM conveyor; (iv), access to all Class I rail lines; and (v) the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of sand.
In September 2020, we acquired, all of the issued and outstanding interests in Eagle Proppants Holdings from Eagle, which included our Utica, Illinois processing facility, which has 1.6 million tons of annual sand processing capacity.
In March 2022, we acquired all of the issued and outstanding interests in Hi-Crush Blair, LLC, which included our Blair, Wisconsin processing facility. This facility has approximately 2.9 million tons of total annual sand processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We commenced operations at the Blair facility in the second quarter of 2023.
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway. We now serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at an additional unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023 we acquired the right to operate a terminal in Minerva, Ohio and in January 2024 we acquired the rights to operate a terminal in Dennison, Ohio. We expect these two Ohio terminals to become operational in the second quarter of 2024. These terminals allow us to offer more efficient and sustainable delivery options to our customers. Additionally, we have long-standing relationships with third party terminal operators that allow us access to substantially all oil and natural gas exploration production basins of North America. We also have rights to use a rail terminal located in El Reno, Oklahoma, which we obtained as part of our acquisition of Eagle Proppants Holdings.
We also offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader SmartBelt conveyor, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system, and we believe the system has the ability to keep up with any hydraulic fracturing operation. Our SmartBelt conveyor is designed to work with our SmartPath transloader to directly feed sand into the blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.
We have expanded our product line to offer Industrial Sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Utica, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business. While sales of IPS to customers were a small portion of our overall sand sales in 2022 and 2023, we expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more in 2024.

Recent Developments
Ohio Transload Terminals
In late 2023 and early 2024, we acquired the rights to operate unit train capable transloading facilities located in Minerva, Ohio and Dennison, Ohio. We expect these sites to become operational in the second quarter of 2024 and believe that they will provide us with the opportunity to sell additional sand to existing and potential customers in the Appalachian Basin.
Blair Mine and Processing Facility
In April 2023, our processing facility located in Blair, Wisconsin became operational. This facility has approximately 2.9 million tons of total annual sand processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We believe this facility will continue to provide us with opportunities to expand our customer base in Canada along with other portions of North America.

Assets and Operations
Oakdale, Wisconsin
Our sand reserves in Oakdale include a balanced concentration of coarse sand, finer sand, and fine sand. We believe this mix of coarse and fine sand reserves, combined with demand for our products across a range of mesh sizes, provides us with relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. We have approximately 243 million tons of proven and probable recoverable reserves with an estimated life of mine to approximately 61 years, based on current volumes.
Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality frac sand. Unlike some of our competitors, our primary processing and rail loading facilities are located in close proximity to the mine site, which limits the need for us to truck sand on public roads between the mine and the production facility, between wet and dry processing facilities, or from the processing facility to rail loading facilities. Our on-site transportation assets include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to a Class I rail line owned by Canadian Pacific. This enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Additionally, we have our unit train capable transload facility approximately three miles from the Oakdale facility in Byron Township, Wisconsin, which provides us with the ability to ship sand to our customers on the Union Pacific rail network. We believe that we are the only sand facility in Wisconsin that has dual served rail capabilities, which should create competition among our rail carriers and allow us to provide more competitive logistics options for our customers.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Utica & Peru, Illinois
Our Utica facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have approximately 127 million tons of proven and probable reserves, and an estimated life of mine of approximately 106 years, based on current volumes. Our owned Peru transload facility has significant logistics assets to support our Utica operations. This facility is capable of handling multiple unit trains simultaneously and provides access to operating basins in the Western United States. Additionally, the CSX and BNSF rail lines, as well as industrial manufacturers in the greater Chicago area and other Midwestern metropolitan markets are within short trucking distances.
Blair, Wisconsin
Our Blair facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and significant logistics assets located on the Canadian National railway. We have approximately 114 million tons of proven and probable reserves and an estimated life of mine of approximately 45 years, based on expected sales volumes. Our Blair facility provides us with significant logistics assets that further increases our logistics advantage, including access to the Canadian National Railway, a Class I rail line. In the second quarter of 2023, we commenced operations at the Blair facility; which gave us direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
Logistics
Through our transloading terminal in Van Hook, North Dakota, we provide one of the most efficient and lowest-cost sources of Northern White sand in-basin to customers operating in the Bakken Formation in the Williston Basin. In 2021, we acquired the right to operate the Waynesburg, Pennsylvania terminal. In December 2023, we acquired rights to operate a transloading terminal in Minerva, Ohio. In January 2024 we acquired rights to operate a terminal in Dennison, Ohio. With these three terminals in the Appalachian Basin, we believe we are one of the premier providers of low cost high-quality Northern White Sand serving the Marcellus and Utica formations. We also acquired a rail terminal from the Eagle acquisition located in El Reno, Oklahoma, which allows us to economically provide frac sand to customers operating nearby, including customers using our SmartSystems last mile equipment.
Through our SmartSystems offering, we have the technology, production capacity and management team to compete further in the frac sand supply chain for our customers by offering logistics services from the mine all the way to the wellsite. Our SmartSystems consist of our SmartDepot proppant storage silos, our SmartPath transloader, our SmartBelt conveyor and our rapid deployment trailer system.
We believe our patented SmartDepot silos will outperform our competitors in that they can be set up or taken down rapidly, they include industry-leading passive and active dust suppression technology, they have the capability of gravity-fed operation and they can be filled by both pneumatic and gravity dump trailers. Our trailers detach, which reduces their footprint on the wellsite. In 2020, we developed a self-contained SmartPath transloader, which is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. We believe the system has the ability to keep up with any hydraulic fracturing operation. Our SmartBelt conveyor is designed to work with our SmartPath transloader to directly feed sand into the blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem TrackerTM, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.
Through the expansion of our SmartSystems fleet and other logistics options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide additional delivery and pricing alternatives, including selling product on an “as-delivered” basis to the wellsite. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.
We expect to continue to capitalize on our three operating facilities logistics networks to maximize our product shipments, increase our railcar utilization and lower our transportation costs. We now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

How We Generate Revenue
We generate revenue by excavating and processing frac sand, which we sell to our customers in the oil and gas industry under short and long-term contracts agreements or as spot sales at prevailing market rates. For in-basin sales, revenues also include a charge for transportation and handling services provided to customers. Our contracts typically contain a minimum volume purchase requirement and provide for delivery of frac sand from one of our processing facilities, transloading terminals or another location specified by our customers. Revenue is generally recognized as products are delivered to customers in accordance with the contract.
We generate revenue from our SmartSystems by renting equipment and providing services to our customers under contract terms tailored to meet their short-term or long-term needs with any number of SmartDepots, SmartPaths, SmartBelts or trailers they require. We recognize rental revenue when the equipment is made available for the customer to use, services are provided, or other obligations in the contract are met.
In the fourth quarter of 2021, we expanded our product line to begin offering sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Utica, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business. While sales of IPS to customers were a small portion of our overall sand sales in 2022 and 2023, we expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more in 2024.
Costs of Conducting Our Business
The principal direct costs involved in operating our business are freight charges, which include transportation and railcar rental expenses, and production costs, which consists of labor, maintenance, utilities, equipment, excavation and depreciation of our property, plant and equipment. We incur labor costs associated with employees at our processing facilities which represent the most significant cost of converting sand to finished products. Our sand processing and logistics facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our sand and ability to meet customer demands. We incur utility costs in connection with the operation of our processing and logistics facilities, primarily electricity and natural gas, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations including some of our mining and hauling equipment and logistics services. Excavation costs relate to the blasting and excavation of sand and other materials in order to retrieve desirable sand products. In addition, other costs including processing costs, overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

Overall Trends and Outlook
Demand Trends

According to Spears, the North American proppant market, including frac sand, ceramic and resin-coated proppant, was approximately 132 million tons in 2023, an approximate 5% increase from the 127 million tons Spears reported for 2022. Spears estimates that 2024 demand will remain similar to 2023.

Supply Trends

There has been consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers. Additional consolidation activity is expected in 2024 in the mining, transloading and logistics businesses.

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

reduce their capacity by shuttering or idling operations due to the shift to finer sands in hydraulic fracturing of oil and natural gas wells and due to lower cost regional sand sources that has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
Management’s Outlook
In 2021, we started several strategic initiatives to take advantage of the market downturn to set ourselves up for success in future years. These initiatives primarily consisted of growing our asset base and product offerings. We have increased the size of our terminal network by opening our Waynesburg, Pennsylvania transloading terminal in 2022 and expanding it in 2023, along with adding two transloading terminals in recent months in Minerva, Ohio and Dennison, Ohio. With these three terminals in the Appalachian Basin, we believe we are one of the premier providers of low-cost high-quality Northern White Sand into this key market. We expect these newly added terminals to become operational in the second quarter of 2024 and should allow us to expand our product and logistics offerings in the Utica Formation. We also increased our production capacity with our acquisition of the Blair, Wisconsin mine and processing facility in 2022. This facility, which has approximately 2.9 million tons of total annual sand processing capacity, contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway and became operational in the second quarter of 2023. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.

In the fourth quarter of 2021, we expanded our product line to begin offering IPS. Since then, we have worked to expand and diversify our customer base to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreation. Our IPS business, while a small part of our overall sales, has continued to grow and we are investing to support this growth potential. In 2023, we completed the installation of blending and cooling assets at our Utica, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business.

We expect the demand for frac sand in 2024 to continue to be at healthy levels. We believe higher demand driven by increased laterals and higher amounts of sand per well completed should lead to sand prices remaining relatively stable in 2024.
Beginning in 2021 and continuing throughout 2023, exploration and production companies have moved to a more disciplined approach to new drilling activity leading to less volatility in supply relative to demand and subsequently higher overall oil and natural gas prices. Demand for both frac sand and our SmartSystems is influenced by the volume of oil and natural gas wells being drilled and completed, as well as the types of wells that are completed. We expect the Bakken and Marcellus formations as well as the Canada markets to continue to be key markets for us and we look to expand our market share in these key areas through our current strategic initiatives.
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

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022:

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$283,160	$243,162	$39,998	16%
Shortfall revenue	4,304	5,010	(706)	(14)%
Logistics revenue	8,509	7,568	941	12%
Total revenue	295,973	255,740	40,233	16%
Cost of goods sold	254,418	226,149	28,269	13%
Gross profit	41,555	29,591	11,964	40%
Operating expenses:
Salaries, benefits and payroll taxes	18,309	13,480	4,829	36%
Depreciation and amortization	2,535	2,244	291	13%
Selling, general and administrative	20,413	17,288	3,125	18%
Loss (gain) on disposal of fixed assets, net	1,802	(294)	2,096	(713)%
Bad debt expense	—	1	(1)	(100)%
Total operating expenses	43,059	32,719	10,340	32%
Operating loss	(1,504)	(3,128)	1,624	52%
Other (expenses) income:
Interest expense, net	(1,272)	(1,608)	336	(21)%
Other income	524	828	(304)	(37)%
Total other (expenses) income, net	(748)	(780)	32	4%
Loss before income tax benefit	(2,252)	(3,908)	1,656	42%
Income tax benefit	(6,901)	(3,205)	(3,696)	115%
Net income (loss)	$4,649	$(703)	$5,352	761%
Revenue
Revenue was $296.0 million for the year ended December 31, 2023, during which we sold approximately 4,514,000 tons of sand. Revenue for the year ended December 31, 2022 was $255.7 million, during which we sold approximately 4,333,000 tons of sand. The key factors contributing to the increase in revenues for the year ended December 31, 2023 as compared to the year ended December 31, 2022 were as follows:
•Sand sales revenue increased from $243.2 million for the year ended December 31, 2022 to $283.2 million for the year ended December 31, 2023, as a result of higher total volumes sold. Sand volumes increased by 4% from 2022 to 2023. Additionally, sand prices increased during a portion of the year due to a shift in supply and demand, which we believe was driven by increased completion activity of new oil and natural gas wells.
•We had $4.3 million of contractual shortfall revenue for the year ended December 31, 2023 and $5.0 million for the year ended December 31, 2022, respectively. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, logistics services and SmartSystems rentals, was $8.5 million for the year ended December 31, 2023, an increase of $0.9 million when compared to logistics revenue of $7.6 million for the year ended December 31, 2022. The increase in logistics revenue was due to higher utilization of our SmartSystems equipment.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $254.4 million and $226.1 million, for the years ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to higher volumes sold and the related increase in production costs and freight costs that accompany higher volumes.

Gross Profit
Gross profit was $41.6 million and $29.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in gross profit for the year ended December 31, 2023 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $43.1 million and $32.7 million for the years ended December 31, 2023 and December 31, 2022, respectively. Salaries, benefits and payroll taxes increased to $18.3 million for the year ended December 31, 2023, as compared to $13.5 million for the year ended December 31, 2022, primarily due to increased staffing to support our expanded operations. Depreciation and amortization increased $0.3 million from 2023 as compared to 2022. Selling, general and administrative expenses increased from $17.3 million for the year ended December 31, 2022 to $20.4 million for the year ended December 31, 2023, driven by higher maintenance costs, royalty payments, insurance, and other costs primarily related to the addition of our Blair facility. In 2023, we recorded a $1.8 million net loss on disposal of fixed assets, which was primarily due to a reconfiguration of one of our wet plants to increase the efficiency of its operations.

Interest Expense
We incurred $1.3 million and $1.6 million of net interest expense for the years ended December 31, 2023 and 2022, respectively.
Income Tax Benefit
Income tax benefit was $6.9 million for the year ended December 31, 2023 compared to income tax benefit of $3.2 million for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, our effective tax rate was approximately 306.4% and 82.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the years ended December 31, 2023 and 2022 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and Economic Security Act, and state apportionment changes, among other items.
Net Income (Loss)
Net income was $4.6 million for year ended December 31, 2023 compared to net loss of $(0.7) million for the year ended December 31, 2022. The increase in net income is attributable to an increase in total volumes sold and higher average sale prices of our sand, which was partially offset by higher operating costs due to the opening of the Blair facility. Additionally, a larger benefit from income taxes was recorded in the current period.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021:

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand sales revenue	$243,162	$117,402	$125,760	107%
Shortfall revenue	5,010	4,421	589	13%
Logistics revenue	7,568	4,825	2,743	57%
Total revenue	255,740	126,648	129,092	102%
Cost of goods sold	226,149	140,384	85,765	61%
Inventory impairment loss	—	2,170	(2,170)	(100)%
Gross profit	29,591	(15,906)	45,497	(286)%
Operating expenses:
Salaries, benefits and payroll taxes	13,480	11,258	2,222	20%
Depreciation and amortization	2,244	1,980	264	13%
Selling, general and administrative	17,288	14,194	3,094	22%
Loss (gain) on disposal of fixed assets, net	(294)	555	(849)	(153)%
Bad debt expense	1	19,592	(19,591)	(100)%
Total operating expenses	32,719	47,579	(14,860)	(31)%
Operating loss	(3,128)	(63,485)	60,357	(95)%
Other (expenses) income:
Interest expense, net	(1,608)	(1,979)	371	(19)%
Other income	828	5,773	(4,945)	(86)%
Total other (expenses) income, net	(780)	3,794	(4,574)	(121)%
Loss before income tax benefit	(3,908)	(59,691)	55,783	(93)%
Income tax benefit	(3,205)	(9,017)	5,812	(64)%
Net income (loss)	$(703)	$(50,674)	$49,971	(99)%

Revenue
Revenue was $255.7 million for the year ended December 31, 2022, during which we sold approximately 4,333,000 tons of sand. Revenue for the year ended December 31, 2021 was $126.6 million, during which we sold approximately 3,189,000 tons of sand. The key factors contributing to the increase in revenues for the year ended December 31, 2022 as compared to the year ended December 31, 2021 were as follows.
•Sand sales revenue increased from $117.4 million for the year ended December 31, 2021 to $243.2 million for the year ended December 31, 2022, as a result of higher total volumes sold and higher sand prices. Sand volumes increased by 36% from 2021 to 2022. Additionally sand prices have increased due to a shift in supply and demand, which we believe was driven by increased prices in oil and natural gas leading to increased completion activity of new oil and natural gas wells.

•We had $5.0 million of contractual shortfall revenue for the year ended December 31, 2022 and $4.4 million for the year ended December 31, 2021, respectively. We recognize revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
•Logistics revenue, which includes freight for certain mine gate sand sales, railcar usage, logistics services and SmartSystems rentals, was $7.6 million for the year ended December 31, 2022, compared to logistics revenue of $4.8 million for the year ended December 31, 2021. The $2.7 million increase in logistics revenue was due to higher utilization of our SmartSystems equipment.

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
Gross Profit
Gross profit was $29.6 million and $(15.9) million for the years ended December 31, 2022 and 2021, respectively. The increase in gross profit for the year ended December 31, 2022 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers. Gross profit for the year ended December 31, 2021 included $2.2 million related to a write-down of inventory based on expected yield.
Operating Expenses
Operating expenses were $32.7 million and $47.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. In 2021, we recorded $19.6 million in non-cash bad debt expense, which is the difference between the $54.6 million accounts receivable balance that was subject to litigation and the $35.0 million cash payment received under a settlement agreement. Salaries, benefits and payroll taxes increased to $13.5 million for the year ended December 31, 2022, as compared to $11.3 million for the year ended December 31, 2021, due primarily to increased bonuses as management reinstated a formal employee bonus plan based on company performance for 2022 and increased staffing to support our IPS business. Depreciation and amortization increased slightly from 2022 as compared to 2021. Selling, general and administrative expenses increased from $14.2 million for the year ended December 31, 2021 to $17.3 million for the year ended December 31, 2022, primarily driven by development costs, royalty payments and other costs related to our Blair facility and our Waynesburg terminal.
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
Income Tax Benefit
Income tax benefit was $3.2 million for the year ended December 31, 2022 compared to income tax benefit of $9.0 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, our effective tax rate was approximately 82.0% and 15.1%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the year ended December 31, 2022 and 2021 included modifications from the statutory rate such as income tax credits, depletion deductions, carrybacks as a result of the Coronavirus Aid, Relief and Economic Security Act, and state apportionment changes, among other items.
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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$295,973	$255,740	$126,648
Cost of goods sold	254,418	226,149	140,384
Gross profit	41,555	29,591	(13,736)
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	25,469	25,038	24,258
Contribution margin	$67,024	$54,629	$10,522
Contribution margin per ton	$14.85	$12.61	$3.30
Total tons sold	4,514	4,333	3,189
Contribution margin was $67.0 million, or $14.85 per ton sold, for the year ended December 31, 2023 compared to $54.6 million, or $12.61 per ton sold, for the year ended December 31, 2022. The increase in overall contribution margin and contribution margin per ton sold for the year ended December 31, 2023, as compared to the prior year, was primarily due to higher sales volumes and higher average sale prices, production cost savings, partially offset by higher freight costs.
Contribution margin was $54.6 million, or $12.61 per ton sold, for the year ended December 31, 2022 compared to $10.5 million, or $3.30 per ton sold, for the year ended December 31, 2021. The increase in overall contribution margin and contribution margin per ton sold for the year ended December 31, 2022, as compared to the prior year, was primarily due to higher sales volumes and higher average sale prices relative to the cost to deliver products to our customers, along with increased IPS sales and higher utilization of our SmartSystems fleet in 2022 as compared to 2021.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$4,649	$(703)	$(50,674)
Depreciation, depletion and amortization	27,363	26,521	25,495
Income tax benefit	(6,901)	(3,205)	(9,017)
Interest expense	1,532	1,661	2,014
Franchise taxes	804	353	290
EBITDA	$27,447	$24,627	$(31,892)
(Gain) loss on sale of fixed assets	1,802	(294)	555
Equity compensation	3,391	2,729	2,933
Royalty stock issuance	—	639	—
Employee retention credit	—	—	(5,026)
Acquisition and development costs (1)	545	675	28
Non-cash impairments (2)	—	—	2,170
Cash charges related to restructuring and retention	32	137	9
Accretion of asset retirement obligations	904	758	740
Adjusted EBITDA	$34,121	$29,271	$(30,483)
(1)    Represents costs incurred related to the business combinations and current development project activities. The year ended December 31, 2023 includes $271 of costs related to the asst acquisition of the Blair facility and $274 related to the Minerva, Ohio terminal.
(2)    The year ended December 31, 2021 represents a write-down of our inventory based on expected yield.
_________________________

Adjusted EBITDA was $34.1 million for the year ended December 31, 2023 compared to $29.3 million for the year ended December 31, 2022. The increase in Adjusted EBITDA for the year ended December 31, 2023, as compared to the prior year, was primarily due to higher sales volumes and production costs savings, partially offset by higher freight costs.
Adjusted EBITDA was $29.3 million for the year ended December 31, 2022 compared to $(30.5) million for the year ended December 31, 2021. The increase in Adjusted EBITDA for the year ended December 31, 2022, as compared to the prior year, was primarily due to a decrease in net loss for the year ended December 31, 2022 as a result of higher sales volumes and

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

higher average selling prices of our sand and non-cash bad debt expense of $19.6 million related to a litigation settlement in 2021.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$30,991	$5,420	$32,438
Acquisition of Blair facility	—	(6,547)	—
Purchases of property, plant and equipment	(23,031)	(12,731)	(11,220)
Free cash flow	$7,960	$(13,858)	$21,218
Free cash flow was $8.0 million for the year ended December 31, 2023. Net cash provided by operating activities increased to $31.0 million in 2023, compared to $5.4 million in 2022, primarily due to higher cash generated from increased sales volumes and higher sales prices. In 2022, net cash provided by operating activities was lower primarily due to an increase in working capital requirements early in the year to support a significant increase in sales volumes. Capital expenditures for the year ended December 31, 2023 were $23.0 million compared to $12.7 million for the year ended December 31, 2022.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations, availability under our ABL Credit Facility and other equipment financing sources. As of December 31, 2023, cash on hand was $6.1 million and we had $12.0 million in undrawn availability on our ABL Credit Facility. Our current ABL Credit Facility matures on December 13, 2024.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in efficiency projects at Oakdale, Blair and Utica facilities, as well as expansion and customization of our newly acquired Ohio terminals.

Material Cash Requirements
Capital Requirements
We expect 2024 capital expenditures, excluding any acquisitions, to be between $19.0 million and $23.0 million, consisting primarily of capital for efficiency projects at Oakdale, Blair and Utica facilities, as well as expansion and customization of our newly acquired Ohio terminals. We expect to fund these capital expenditures with existing cash, cash generated from operations, borrowings under the ABL Credit Facility or other financing sources, such as equipment finance providers.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Indebtedness
We have several debt facilities including the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The balance on our Oakdale Equipment Financing as of December 31, 2023 was $7.9 million. Minimum cash payments on this facility in 2024 are $6.8 million. Our various notes payable are primarily secured by our manufactured SmartSystems equipment and other purchased heavy equipment. Total debt under these notes payable as of December 31, 2023 was $2.5 million. Minimum cash payments on these notes payable in 2024 are $1.1 million. There was $8.0 million in borrowings outstanding out our ABL Credit Facility as of December 31, 2023. The ABL facility matures on December 13, 2024.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of December 31, 2023 were $24.6 million. Minimum cash payments on operating leases in 2024 are $11.8 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts is approximately $2.5 million per year for the next 13 years.

Off-Balance Sheet Arrangements
We had $18.9 million and $17.7 million of outstanding performance bonds as of each of the years ended December 31, 2023 and 2022, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways.

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduce wet sand to meet dry sand demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at our Oakdale and Utica plant locations which allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Additionally, over the last several years, exploration and production companies have become more disciplined in their spending patterns relative to their budgets, which has led to some of our customers completing their budgeted spending earlier in the year. This spending discipline could potentially lead to a slowdown in activity by our customers and lower sand demand in the fourth quarter of the year.

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Customer Concentration
For the year ended December 31, 2023, Equitable Gas Corporation, and Liberty Oilfield Services accounted for 30.2%, and 11.4% respectively, of total revenue. For the year ended December 31, 2022, Equitable Gas Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.3%, 15.4%, 14.4%, and 13.7%, respectively, of total revenue. For the year ended December 31, 2021, Equitable Gas Corporation, Halliburton Energy Services, and Liberty Oilfield Services accounted for 24.3%, 18.3%, and 14.8%, respectively, of total revenue.

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
Impairment of Long-Lived Assets
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows, estimated future sales prices (considering historical and current prices, price trends and related factors) and anticipated operating costs and capital expenditures. If the carrying value of our long-lived assets is less than the undiscounted cash flows, the assets are measured at fair value and an impairment is recorded if that fair value is less than the

SMART SAND, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

carrying value. During the year ended December 31, 2023, we did not record any impairment charges based on the analysis of our long-lived assets.
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
We recognize uncertain tax positions at the largest amount that, in our judgment, is more-likely-than-not to be required to be recognized upon examination by a taxing authority.
We have recorded a liability of $2.2 million for uncertain tax positions included in deferred tax liabilities, long-term, net on our consolidated balance sheet as of December 31, 2023 and 2022, related to our depletion deduction methodology, and a corresponding increase to the income tax expense on our consolidated statements of operations.
As of December 31, 2023, we determined it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our consolidated balance sheet in the amount of $0.9 million. The valuation allowance as of December 31, 2022 was $1.6 million. The corresponding increase to the income tax benefit on our consolidated statements of operations for the year ended December 31, 2023 was $0.7 million.

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
Commodity Price Risk
The market for proppant and proppant storage equipment is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the oilfield services and exploration and production industries. Additionally the price fluctuations of natural gas, electricity, as well as diesel prices impact the overall cost of conducting our business. At times, we hedge a portion of our estimated indirect exposure to commodity price risk by entering into fixed price contracts for natural gas, propane and electricity.
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was a balance of $8.0 million our ABL Credit Facility as of December 31, 2023. We do not believe this represents a material interest rate risk.
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
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, certain transactions are transacted in Canada dollars due to our SmartSystems manufacturing facility located in Canada. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be affected to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canada dollar. During the years ended December 31, 2023, 2022 and 2021, revenue, expenses, assets and liabilities transacted in Canada dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
Philadelphia, Pennsylvania
March 11, 2024

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands of U.S. dollars)
Assets
Current assets:
Cash and cash equivalents	$6,072	$5,510
Accounts receivable	23,231	35,746
Unbilled receivables	2,561	79
Inventory	26,823	20,185
Prepaid expenses and other current assets	3,217	6,593
Total current assets	61,904	68,113
Property, plant and equipment, net	255,092	258,843
Operating lease right-of-use assets	23,265	26,075
Intangible assets, net	5,876	6,669
Other assets	163	303
Total assets	$346,300	$360,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,041	$14,435
Accrued expenses and other liabilities	11,024	13,430
Deferred revenue	1,154	6,959
Current portion of long-term debt	15,711	6,183
Current portion of operating lease liabilities	10,536	10,910
Total current liabilities	54,466	51,917
Long-term debt	3,449	9,807
Long-term operating lease liabilities	14,056	17,642
Deferred tax liabilities, long-term, net	12,101	18,238
Asset retirement obligation	19,923	18,888
Other non-current liabilities	38	40
Total liabilities	104,033	116,532
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 45,858,022 issued and 38,486,762 outstanding at December 31, 2023; 45,099,067 issued and 43,088,106 outstanding at December 31, 2022	39	43
Treasury stock, at cost, 7,371,260 and 2,010,961 shares at December 31, 2023 and 2022, respectively	(14,249)	(5,075)
Additional paid-in capital	181,973	178,386
Retained earnings	74,539	69,890
Accumulated other comprehensive (loss) income	(35)	227
Total stockholders’ equity	242,267	243,471
Total liabilities and stockholders’ equity	$346,300	$360,003

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in thousands of U.S. dollars, except per share amounts)
Revenues:
Sand sales revenue	$283,160	$243,162	$117,402
Shortfall revenue	4,304	5,010	4,421
Logistics revenue	8,509	7,568	4,825
Total revenue	295,973	255,740	126,648
Cost of goods sold	254,418	226,149	140,384
Inventory impairment loss	—	—	2,170
Gross profit	41,555	29,591	(15,906)
Operating expenses:
Salaries, benefits and payroll taxes	18,309	13,480	11,258
Depreciation and amortization	2,535	2,244	1,980
Selling, general and administrative	20,413	17,288	14,194
Loss (gain) on disposal of fixed assets, net	1,802	(294)	555
Bad debt expense	—	1	19,592
Total operating expenses	43,059	32,719	47,579
Operating loss	(1,504)	(3,128)	(63,485)
Other (expenses) income:
Interest expense, net	(1,272)	(1,608)	(1,979)
Other income	524	828	5,773
Total other (expenses) income, net	(748)	(780)	3,794
Loss before income tax benefit	(2,252)	(3,908)	(59,691)
Income tax benefit	(6,901)	(3,205)	(9,017)
Net income (loss)	$4,649	$(703)	$(50,674)
Net income (loss) per common share:
Basic	$0.12	$(0.02)	$(1.21)
Diluted	$0.12	$(0.02)	$(1.21)
Weighted-average number of common shares:
Basic	38,948	42,408	41,775
Diluted	39,046	42,408	41,775

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(in thousands of U.S. dollars)
Net income (loss)	$4,649	$(703)	$(50,674)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(262)	(347)	151
Comprehensive income (loss)	$4,387	$(1,050)	$(50,523)
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands of U.S. dollars, except share amounts)
Balance at December 31, 2020	41,575,129	$42	1,618,265	$(4,134)	$171,209	$121,267	$423	$288,807
Foreign currency translation adjustment	—	—		—	—	—	151	151
Acquisition stock issuance	14,430	—	—	—	20	—	—	20
Vesting of restricted stock	547,563	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,161	—	—	3,161
Employee stock purchase plan compensation	—	—	—	—	34	—	—	34
Employee stock purchase plan issuance	34,427	—	—	—	62	—	—	62
Restricted stock buy back	(158,736)	—	158,736	(401)	—	—	—	(401)
Net loss	—	—	—	—	—	(50,674)	—	(50,674)
Balance at December 31, 2021	42,012,813	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—	—	—	—	—	(347)	(347)
Acquisition stock issuance	300,000	—	—	—	639	—	—	639
Vesting of restricted stock	974,730	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,184	—	—	3,184
Employee stock purchase plan compensation	—	—	—	—	25	—	—	25
Employee stock purchase plan issuance	34,523	—	—	—	52	—	—	52
Restricted stock buy back	(233,960)	—	233,960	(540)	—	—	—	(540)
Net loss	—	—	—	—	—	(703)	—	(703)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(262)	(262)
Vesting of restricted stock	720,534	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Employee stock purchase plan compensation	—	—	—	—	24	—	—	24
Employee stock purchase plan issuance	38,421	—	—	—	56	—	—	56
Purchase of treasury stock	(5,175,688)	(5)	5,175,688	(8,845)	—	—	—	(8,850)
Restricted stock buy back	(184,611)	—	184,611	(329)	—	—	—	(329)
Net income	—	—	—	—	—	4,649	—	4,649
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands of U.S. dollars)
Operating activities:
Net income (loss)	$4,649	$(703)	$(50,674)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	27,472	26,488	25,308
Impairment loss	—	—	2,170
Amortization of intangible assets	793	792	792
(Gain) loss on disposal of assets	1,802	(294)	555
Provision for bad debt	—	1	19,592
Amortization of deferred financing cost	105	105	105
Accretion of debt discount	186	186	183

Deferred income taxes	(6,137)	(4,196)	(10,547)
Stock-based compensation, net	3,507	3,184	3,161
Employee stock purchase plan compensation	24	25	34
Changes in assets and liabilities:
Accounts receivable	12,672	(18,265)	32,899
Unbilled receivables	(2,640)	1,805	(2,011)
Inventory	(6,638)	(5,161)	1,942
Prepaid expenses and other assets	1,996	6,524	751
Deferred revenue	(5,805)	(9,311)	5,913
Settlement of asset retirement obligation	(197)	—	—
Accounts payable	1,974	5,244	4,508
Accrued expenses and other liabilities	(2,772)	(1,004)	(2,243)
Net cash provided by operating activities	30,991	5,420	32,438
Investing activities:
Acquisition, net of cash acquired	—	(6,547)	—
Purchases of property, plant and equipment	(23,031)	(12,731)	(11,220)
Proceeds from disposal of assets	129	1,070	78
Net cash used in investing activities	(22,902)	(18,208)	(11,142)
Financing activities:
Repayments of notes payable	(10,435)	(7,325)	(6,771)
Payments under financing lease obligation	(394)	(116)	(123)
Proceeds from revolving credit facility	23,000	10,000	—
Repayment of revolving credit facility	(15,000)	(10,000)	—
Payment of contingent consideration	—	—	(180)
Proceeds from equity issuance	56	52	42
Royalty stock issuance	—	639	—
Purchase of treasury stock	(4,754)	(540)	(401)
Net cash used in financing activities	(7,527)	(7,290)	(7,433)
Net increase in cash and cash equivalents	562	(20,078)	13,863
Cash and cash equivalents at beginning of year	5,510	25,588	11,725
Cash and cash equivalents at end of year	$6,072	$5,510	$25,588
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Spring, Texas. The Company primarily operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand, or proppant, for use in hydraulic fracturing operations as well as proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Products Solutions (“IPS”) business to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
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
In March 2022, the Company acquired its Blair, Wisconsin, whose primary assets of Blair consisted of an idle frac sand mine and related processing facility located in Blair, Wisconsin. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company began operations at Blair in the second quarter of 2023.
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
In September 2020, the Company acquired the rights to use a rail terminal located in El Reno, Oklahoma.
In September 2021, the Company acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Company began providing sand to customers through this terminal in January 2022 and recently expanded the facility’s capacity in late 2023.
In December 2023 and January 2024, the Company acquired rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively. These terminals will service the Appalachian Basin and are expected to commence operations in the second quarter of 2024.
In June 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. Quickthree formed the basis for the Company’s SmartSystems under which it offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. The SmartBeltTM conveyor works in conjunction with the SmartPath to provide sand directly into the blender

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

on the wellsite. The Company has developed a belt system to pair with its SmartPath, which allows for feeding sand directly into the hopper at the wellsite. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment and definite-lived intangible assets; impairment considerations of intangible assets; estimated cost of future asset retirement obligations; fair value of acquired assets and assumed liabilities; stock-based compensation; recoverability of deferred tax assets; inventory reserve; collectability of receivables; and certain liabilities.
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
Sand Sales Revenue
The Company derives its sand sales revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The singular performance obligation for sand sold is determined by each individual purchase order and the respective products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and the product control is transferred to our customer. For sand delivered at one of the Company’s facilities, title passes as the product is loaded into railcars hired by the customer or provided by the Company and revenue is recognized when title transfers at the Company’s facility. For sand delivered in-basin, the Company recognizes revenue when title passes to the customer at the transload facility or in the customer’s truck, depending on the level of logistics

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

services provided to the customer. The amount invoiced reflects product, transportation and any other additional handling services, such as storage or transloading the product from railcar to truck.
Prices under the Company’s long-term agreements with customers are generally fixed but may contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including a natural gas surcharge/reduction, propane surcharge/reduction, or rail surcharge which are applied if prices moved beyond benchmarks established in the contract.
The Company requires certain customers to pay a monthly reservation charge based on a minimum contractual volume over the remaining life of their contract, which may be applied as a per ton credit to the sales price up to a certain contractually specified monthly volume or credited against any applicable shortfall payments. Standard collection terms are net 30 days, although extended terms are offered in competitive situations. The Company recognizes revenue when the customer no longer has the right to use the reservation charge towards sand sales or shortfall payments.
Shortfall Revenue
The Company’s shortfall revenues are related to minimum commitments under take-or-pay contracts and based on negotiated contract terms and are recognized when rights of use are expired. The Company recognizes revenue to the extent of the unfulfilled minimum contracted quantity at the shortfall price per ton as stated in the contract.
Logistics Revenue
Logistics revenue is primarily from SmartSystems revenue, railcar usage and transportation revenue.
SmartSystems revenues are primarily from the rental of our patented SmartSystems equipment and related services provided to customers, which is typically earned under fixed monthly rental fees for equipment and services for the delivery, proppant management and maintenance on the equipment. The singular performance obligation of SmartSystems revenue is providing the equipment and related to services to customers. Revenues are recognized as the performance obligations are satisfied under the terms of the customer contract.
Railcar usage revenue consists of revenue derived from the usage of the Company’s railcars by customers under long-term contracts or on an as-used basis. The singular performance obligation for railcar usage revenue is making the railcars available for customer use. Based on the customer contract, the Company either recognizes revenue on the usage of railcars based on when the terms of the agreement state that the railcar is available to the customer for use, or based on a specified price per ton shipped.
Transportation revenue consists primarily of railway transportation and transload services that occur after the control over a product has transferred to a customer. The singular performance obligation for transportation revenue is providing the railway and transportation services. Revenue is recognized when this performance obligation is fulfilled. The Company’s transportation revenue fluctuates based on many factors, including the volume of product it transports and the distance between its plant and customers.
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

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company’s contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. As of December 31, 2023, the Company had $235,704 in estimated unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of approximately $150,475 and $85,229 in the years ending December 31, 2024 and 2025, respectively. These estimates include all open contracts as of December 31, 2023. Actual amounts earned may vary from these estimates as our contract prices include provisions for pricing changes discussed above.
Taxes Collected from Customers and Remitted to Governmental Authorities
We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers.
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
In January 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Effective with this amendment, the Company records an allowance for credit losses and deducts that amount from its accounts receivable balance and a related expense will be recognized in selling, general and administrative expenses on the income statement. The Company has not recorded any allowance for bad debt under this new methodology for the year ended December 31, 2023.
Prior to 2023, GAAP required incurred loss methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. The Company has not recorded any allowance for bad debt under this previous methodology for the year ended December 31, 2022.
Under both methodologies, the Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. As of December 31, 2023 and 2022, there were no unbilled receivables included in deferred revenue. The Company recorded $0, $1, and $19,592 for the years ended December 31, 2023, 2022, and 2021, respectively as non-cash bad debt expense. The $19,592 in non-cash debt expense in 2021 is the difference between the $54,592 accounts receivable balance that was previously under litigation and the $35,000 cash received under a settlement agreement.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $139,568, $118,616 and $57,770 for the years ended December 31, 2023, 2022 and 2021, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs periodic surveys to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. There was no write-down of inventory value based on the lower of cost or net realizable value calculation for the years ended December 31, 2023, 2022 and 2021. The Company also performs an analysis on its existing inventory and estimates the expected production yield based on waste sand produced to determine if it has obsolete inventory. An inventory impairment was recorded in the amount of $2,170 for the year ended December 31, 2021. There was no inventory impairment due to obsolescence for the years ended December 31, 2023 and 2022.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis at the lower of cost or net realizable value.
Certain acquired inventory is stated at fair market value, as determined by its anticipated sales price less costs of disposal and reasonable profit allowance for selling efforts, which may be higher than its cost.
Deferred Financing Charges
Direct costs incurred in connection with the Company's debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing and debt discount charges of $291, $291, and $291 are included in interest expense as of December 31, 2023, 2022 and 2021, respectively. Costs related to the Oakdale Equipment Financing are presented net of the related debt and costs related to the ABL Credit Facility are presented in other assets on the balance sheet.
Financial Instruments
The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable, accrued expenses, and debt approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Deferred stripping costs are amortized over the estimated life of the mining area to which they apply. Construction in progress is primarily comprised of machinery and equipment which has not been placed in service and is not depreciated until the related assets or improvements are ready to be placed in service. Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant and equipment, which are:

Years
Machinery, equipment and tooling	3-15
SmartSystems	5-15
Vehicles	3-5
Furniture and fixtures	3-10
Plant and buildings	5-15
Real estate properties	10-40
Railroad and sidings	30
Land improvements	10
Deferred stripping costs	1-9
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
There were no impairments of long-lived assets or definite-lived intangible assets during the years ended December 31, 2023, 2022 and 2021.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

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
The Company applies a discount rate to operating leases by class of asset, which is its incremental borrowing rate. The Company determines its incremental borrowing rate based on an average of collateralized borrowing rates offered by various lenders. The Company considers the nature of the assets and the life of the leases and determines the incremental borrowing rate among its classes of assets. See Note 10 — Leases for additional disclosures regarding the Company’s leasing activity.
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

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The Company had no financial instruments carried at fair value as of December 31, 2023 and 2022.
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
Stock-Based Compensation
The Company issues restricted stock to certain employees and members of the board of directors of the Company (the “Board”) for their services on the Board. The Company estimates the grant date fair value of each share of restricted stock at issuance. For awards subject to service-based vesting conditions, the Company recognizes, in the consolidated statements of operations, stock-based compensation expense equal to the grant date fair value of the award on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis unless it is probable that the performance condition will not be achieved. Forfeitures are accounted for when they occur. The Company uses the market price of its shares as the grant date fair value for restricted stock awards.
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
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. The Company includes interest and penalties as a component of income tax expense in the consolidated statements of operations. For the periods presented, immaterial interest and penalties were recorded.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2023 and 2022, there were no material probable environmental matters.
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

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2023, 2022, 2021 was 1,719, 2,317 and 3,011, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2023	2022	2021
Weighted average common shares outstanding	38,948	42,408	41,775
Assumed conversion of restricted stock	98	—	—
Diluted weighted average common stock outstanding	39,046	42,408	41,775
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $5,026 of employee retention credits in other income on its consolidated statements of operations, of which $522 remained included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which updates various reportable disclosure requirements, primarily through incremental disclosures of segment expenses in both annual and interim reporting. The Update is effective for the Company as of the annual reporting period beginning January 1, 2024 and interim periods beginning January 1, 2025. While the Company is still in the process of evaluating the effects of ASU 2023-07 and its related updates on the consolidated financial statements, at the time of adoption, it believes the primary effect will be updated note disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes, which updates various disclosures including enhancing the income tax rate reconciliation and income taxes paid disclosures by requiring greater disaggregation of information. The other amendments in this Update are intended to improve the effectiveness and comparability of disclosures. The Update is effective for the Company for the annual reporting period beginning January 1, 2025 and for interim periods beginning January 1, 2026. While the Company is still in the process of evaluating the effects of ASU 2023-07 and its related updates on the consolidated financial statements, at the time of adoption, it believes the primary effect will be updated note disclosures.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 3 — Inventories
Inventories consisted of the following:

	December 31,
	2023	2022
Raw material	$467	$844
Work in progress	9,391	6,240
Finished goods	8,244	7,534
Spare parts	8,721	5,567
Total inventory	$26,823	$20,185

NOTE 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid insurance	$1,494	$777
Prepaid expenses	910	658
Prepaid income taxes, net	—	2,494
Other receivables	813	2,476
Other current assets	—	188
Total prepaid expenses and other current assets	$3,217	$6,593

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2023	2022
Machinery, equipment and tooling	$40,632	$36,483
SmartSystems	30,651	28,376
Vehicles	4,082	3,835
Furniture and fixtures	1,466	1,421
Plant and buildings	213,756	200,480
Real estate properties	7,209	6,155
Railroad and sidings	35,491	33,698
Land and land improvements	40,519	40,433
Asset retirement obligation	22,910	22,583
Mineral properties	7,442	7,442
Deferred stripping costs	3,802	2,470
Construction in progress	6,270	10,421
	414,230	393,797
Less: accumulated depreciation and depletion	159,138	134,954
Total property, plant and equipment, net	$255,092	$258,843
Depreciation expense was $26,533, $25,693 and $24,667 for the years ended December 31, 2023, 2022 and 2021, respectively. Depletion expense was $35, $36 and $36 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2023, 2022 and 2021.

NOTE 6 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2023.

	Balance at December 31, 2022	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2023
Developed technology	$6,669	$—	$—	$793	$5,876
	$6,669	$—	$—	$793	$5,876
The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2022.

	Balance at December 31, 2021	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2022
Developed technology	$7,461	$—	$—	$792	$6,669
	$7,461	$—	$—	$792	$6,669

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(4,424)	$10,300	(3,631)
	$10,300	$(4,424)	$10,300	$(3,631)
The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 7.4 years. Amortization expense related to the purchased intangible assets was $793, $792 and $792 for the year ended December 31, 2023, 2022, and 2021, respectively.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2023.

Year ending December 31,
2024	$792
2025	792
2026	792
2027	792
2028	792
Thereafter	1,916
Total	$5,876

NOTE 7 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2023	2022
Employee related expenses	$1,767	$1,172
Accrued equipment expense	524	597
Accrued professional fees	461	295
Accrued royalties	3,149	3,470
Accrued freight and delivery charges	2,066	4,117
Accrued real estate tax	1,044	1,008
Accrued utilities	604	1,604
Sales tax liability	486	829
Income taxes payable, net	865	—
Other accrued liabilities	58	338
Total accrued liabilities	$11,024	$13,430

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 8 — Debt
Current portion of long-term debt current consists of the following:

	December 31,
	2023	2022
ABL Credit Facility	$8,000	$—
Oakdale Equipment Financing	6,462	4,041
Finance leases	238	360
Notes payable	1,011	1,782
Current portion of long-term debt	$15,711	$6,183
Long-term debt consists of the following:

	December 31,
	2023	2022
Oakdale Equipment Financing	$1,388	$7,753
Finance leases	542	460
Notes payable	1,519	1,594
Long-term debt	$3,449	$9,807
ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC, which matures on December 13, 2024. The available borrowing amount under the ABL Credit Facility as of December 31, 2023 was $20,000 and is based on the Company’s eligible accounts receivable and inventory, as described in the ABL Credit Agreement. As of December 31, 2023, there was $8,000 outstanding under the ABL Credit Facility, and $12,000 was available to be drawn. We use this facility primarily as a source for working capital needs. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”) as well as unused commitment fees. The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. Substantially all of the U.S. assets of the Company are pledged as collateral under the ABL Credit Facility. The ABL Credit Facility contains various reporting requirements, negative covenants and restrictive provisions and requires maintenance of financial covenants, under certain conditions, including a fixed charge coverage ratio, as defined in the ABL Credit Agreement. As of December 31, 2023, the Company was in compliance with all financial covenants. The weighted average interest rate on our ABL credit facility for the years ended December 31, 2023 and 2022 was 8.20% and 4.81%, respectively.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. The Oakdale Equipment Financing is legally comprised of an MLA and five lease schedules. The Oakdale Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting or financial reporting purposes and not a lease. Substantially all of the Company’s mining and processing equipment at its Oakdale facility is pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%. The Company used the net proceeds to repay in full and terminate the previous credit facility, pay transaction costs, and the remainder was used for working capital purposes. The Oakdale Equipment Financing was originally set to mature on December 13, 2024. As a result of financial relief during the COVID-19 coronavirus pandemic in 2020, a portion of the Oakdale Equipment Financing maturity was extended to March 31, 2025. The Company has the right to prepay the financing and reacquire the underlying equipment on a lease schedule-by-lease schedule basis during the period commencing on the seventh month of the term and continuing until the 54th month of the term at a percentage of the purchase price of the relevant equipment, and at the end of the term at the fair market value of the equipment. The Oakdale Equipment Financing contains affirmative and restrictive covenants customary for transactions of this type.

Notes Payable
Notes payable primarily include various financing arrangements to finance the Company’s manufactured wellsite proppant storage solutions equipment and heavy equipment. In June 2020, the Company executed a note payable to defer certain near-term minimum royalty payments. All notes payable bear interest at fixed rates between 3.99% and 7.49%.
On February 28, 2023, the Company purchased 5,176 shares of the Company’s common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for $8,850, of which $4,425 was paid in cash and the remainder was financed through an unsecured promissory note, bearing interest of 10%, issued to Clearlake. This purchase represented substantially all of the common stock previously owned by Clearlake and approximately 11.3% of the number of outstanding shares of the Company’s common stock as of immediately prior to the purchase. At the time of purchase, Clearlake was a related party to the Company, and José Feliciano, the Co-Founder and Managing Partner of Clearlake, was on our board of directors. As of December 31, 2023, the entire balance of the unsecured promissory note has been paid in full.
Finance Leases
See Note 9 - Leases for additional information about the Company’s finance leases.
Future minimum payments as of December 31, 2023 are as follows:

Year Ended December 31,	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
2024	$8,000	$6,815	$1,094	$312	$16,221
2025	—	1,724	678	268	2,670
2026	—	—	620	257	877
2027	—	—	350	59	409
2028 and thereafter	—	—	—	7	7
Total minimum payments	8,000	8,539	2,742	903	20,184
Amount representing interest	—	(514)	(212)	(123)	(849)
Amount representing unamortized lender fees	—	(175)	—	—	(175)
Present value of payments				780
Less: current portion	(8,000)	(6,462)	(1,011)	(238)	(15,711)
Total long-term debt, net	$—	$1,388	$1,519	$542	$3,449

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 9 — Leases
Lessee
At December 31, 2023 and 2022, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

	Balance Sheet Location	December 31,
		2023	2022
Right-of-use assets
Operating	Operating right-of-use assets	$23,265	$26,075
Financing	Property, plant and equipment, net	908	699
Total right-of use assets		$24,173	$26,774

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$24,592	$28,552
Financing	Long-term debt, current and long-term portions	780	820
Total lease liabilities		$25,372	$29,372
Operating lease costs are recorded in a single expense on the statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Finance lease cost
Amortization of right-of-use assets	$292	$136
Interest on lease liabilities	74	20
Operating lease cost	13,797	12,214
Short-term lease cost	36	594
Total lease cost	$14,199	$12,964

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Other information related to the Company’s leasing activity for year ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$73	$20
Operating cash flows used for operating leases	$14,928	$12,626
Financing cash flows used for finance leases	$394	$116

Right-of-use assets obtained in exchange for new finance lease liabilities	$492	$590
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,569	$6,721

Weighted average remaining lease term - finance leases	3.3 years	3.1 years
Weighted average discount rate - finance leases	9.71%	9.37%
Weighted average remaining lease term - operating leases	2.7 years	2.8 years
Weighted average discount rate - operating leases	6.51%	5.81%
Maturities of the Company’s lease liabilities as of December 31, 2023 are as follows:

Year	Operating Leases	Finance Leases	Total
2024	$11,776	$312	$12,089
2025	7,785	268	8,052
2026	4,335	257	4,592
2027	2,075	59	2,134
2028	923	7	930
Thereafter	25	—	25
Total cash lease payments	26,919	903	27,822
Less: amounts representing interest	(2,327)	(123)	(2,450)
Total lease liabilities	$24,592	$780	$25,372

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $19,923 as of December 31, 2023. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2021	$16,155
Additions and revisions of prior estimates	1,975
Accretion expenses	758
Settlement of liability	—
Balance at December 31, 2022	$18,888
Additions and revisions of prior estimates	328
Accretion expenses	904
Settlement of liability	(197)
Balance at December 31, 2023	$19,923

NOTE 11 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2023		2022		2021
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand sales revenue	$283,161	96%	$243,162	95%	$117,402	93%
Shortfall revenue	4,304	1%	5,010	2%	4,421	3%
Logistics revenue	8,509	3%	7,568	3%	4,825	4%
Total revenues	$295,974	100%	$255,740	100%	$126,648	100%

Deferred revenue recognition is as follows:

December 31, 2023		December 31, 2022
Total deferred revenue	$1,154	Total deferred revenue	$6,959
		Recognized in 2023	6,936
Expected recognition:		Expected recognition:
2024	1,154	2024	23
	$1,154		$6,959

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

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
During 2023, there were 810 shares of restricted stock issued under 2016 Plan. During 2022 and 2021, 1,172 and 2,013 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value of all restricted stock outstanding during the year ended December 31, 2023 was between $1.65 and $4.57 per share. The shares issued in 2023, vest over one to four years from their respective grant dates and their grant date fair value was the actual market price of the Company’s shares. The total number of shares and their respective values that vested during the years ended December 31, 2023, 2022 and 2021 were 721 at $1,282, 975 at $2,275 and 675 at $1,358, respectively.
The Company recognized $3,507, $3,184 and $3,161 of compensation expense for the restricted stock during 2023, 2022 and 2021, respectively, in cost of goods sold and operating expenses on the consolidated statements of operations. At December 31, 2023, the Company had unrecognized compensation expense of $3,835 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2024	$1,987
2025	1,369
2026	439
2027	40
2028	—
$3,835
The following table summarizes restricted stock activity under the 2016 Plan from January 1, 2022 through December 31, 2023:

	Number of Shares	Weighted Average
Unvested, January 1, 2022	3,151	$3.06
Granted	1,172	$3.30
Vested	(975)	$3.54
Forfeiture	(618)	$2.69
Unvested, December 31, 2022	2,730	$3.06
Granted	810	$1.69
Vested	(721)	$2.74
Forfeiture	(189)	$2.80
Unvested December 31, 2023	2,630	$2.89
Employee Stock Purchase Plan
Shares of the Company’s common stock may be purchased by eligible employees under the Company’s 2016 Employee Stock Purchase Plan in six-month intervals at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each six-month offering period. Employee purchases may not exceed 20% of their gross compensation during an offering period.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 13 — Income Taxes
On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 (the “IRA”). Tax provisions under the IRA include, but are not limited to, (a) a 15% corporate alternative minimum tax for certain large corporations that have at least $1.0 billion adjusted financial statement income over a three-year period effective for tax years beginning after December 31, 2022, and (b) a 1% excise tax on corporate stock repurchases after January 1, 2023. Although the Company is currently evaluating the impact of the IRA, it does not expect it to have a material impact on its consolidated financial statements for the year ended December 31, 2023.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$(181)	$96	$1,404
State and local	(969)	895	125
Foreign	386	—	—
Total current (benefit) expense	(764)	991	1,529
Deferred
Federal	(4,869)	(3,148)	(10,133)
State and local	(1,268)	(1,048)	(413)
Foreign	—	—	—
Total deferred income tax benefit	(6,137)	(4,196)	(10,546)
Total income tax benefit	$(6,901)	$(3,205)	$(9,017)
Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the years ended December 31, 2023, 2022 and 2021. The reconciliations from the applicable statutory income tax rates to income tax (benefit) expense are as follows:

	Year Ended December 31,
	2023	2022	2021
At statutory rate	$(473)	$(821)	$(12,535)
State taxes, net of U.S. federal benefit	(1,554)	(162)	(757)
Foreign taxes	305	—	—
Federal tax deductions	(3,231)	(3,299)	357
Change in applicable tax rate	(436)	26	286
Provision to return permanent difference	(810)	(17)	340
R&D credits	(149)	(209)	67
Fuel tax credit	(181)	(142)	(125)
Unrecognized tax benefits	—	70	2,163
NOL carryback/carryforward	(714)	14	1,186
Nondeductible asset basis	342	909	—
Compensation deduction limitation	—	426	—
Total income tax benefit	$(6,901)	$(3,205)	$(9,017)
Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Reserves and accruals	$1,928	$2,560
Prepaid expenses and other	1,373	1,137
Federal net operating losses	15,980	11,184
State net operating losses	1,595	763
Operating lease liabilities	5,688	6,605
Total gross deferred tax assets	26,564	22,249
Less valuation allowance	(874)	(1,588)
Total net deferred tax assets	25,690	20,661
Deferred tax liabilities:
Depreciation and amortization	(32,361)	(32,822)
Foreign net operating losses	(50)	(50)
Operating lease right-of-use assets	(5,380)	(6,027)
Total deferred tax liabilities	(37,791)	(38,899)
Deferred tax liabilities, long-term, net	$(12,101)	$(18,238)
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. A valuation allowance should be recorded if, based on the weight of all positive and negative evidence, it is more likely than not that some portion or all of a deferred tax asset will not be related. At December 31, 2023 and December 31, 2022, the Company determined it was more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $874 and $1,588, respectively.

The Company has recorded a liability of $2,240 for unrecognized tax benefits for uncertain tax positions included on its consolidated balance sheet as of December 31, 2023 and 2022. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecogized tax benefits
Balance at December 31, 2021	$2,163
Additions based on prior year positions	77
Decreases due to settlements and /or reduction in reserves	—
Balance at December 31, 2022	2,240
Additions based on prior year positions	—
Decreases due to settlements and /or reduction in reserves	—
Balance at December 31, 2023	$2,240
The Company’s federal income tax returns subsequent to 2019 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 14 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

on the first 3% and 50% matching on the next 2% of employee’s eligible deferred compensation. Employees are immediately vested in both their contributions and the Company’s matching contributions. In accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2023, 2022 and 2021. During the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions of $677, $572 and $513, respectively to its U.S. Defined Contribution Plan.

Canada Group Savings Plan and Deferred Profit Sharing Plan
The Company is the sponsor of a defined contribution plan that covers substantially all Canada employees that have been employed for at least 90 days. The plan allows participants to make contributions to the Group Savings Plan and after six months of employment the Company provides 100% matching contributions on between 3% - 5% of the employee’s salary, depending on their length of service to the Deferred Profit Sharing Plan. Employees are immediately vested in their contributions to the Group Savings Plan and vest in the Company’s contributions to the Deferred Profit Sharing Plan after two years of service. All accounts opened prior to May 31, 2018 are fully vested. During the year ended December 31, 2023, 2022 and 2021, the Company made matching contributions of $24 and $18 and $30, respectively, to its Deferred Profit Sharing Plan.

NOTE 15 — Concentrations
As of December 31, 2023, four customers accounted for 70% of the Company’s total accounts receivable. As of December 31, 2022, four customers accounted for 65% of the Company’s total accounts receivable.
During the year ended December 31, 2023, 42% of the Company’s revenues were earned from two customers. During the years ended December 31, 2022 and 2021, 60% and 58% of the Company’s revenues were earned from four and three customers, respectively.
As of December 31, 2023, one vendor accounted for 11% of the Company’s accounts payable. As of December 31, 2022, one vendor accounted for 17% of the Company’s accounts payable.
During the year ended December 31, 2023, two vendors accounted for 32%, of the Company’s cost of goods sold. During the year ended December 31, 2022 and 2021, two and one vendors accounted for 34% and 22%, respectively, of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.
As of December 31, 2023, the Company employed 378 people, of which 42 were employed under collective bargaining agreements. The current collective bargaining agreements expire April 30, 2024.

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2023 are as follows:

2024	$2,469
2025	2,462
2026	2,456
2027	2,449
2028	2,275
Thereafter	19,706
Total future minimum annual commitments under these obligations	$31,817

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total performance bonds as of December 31, 2023 was $18,868.

NOTE 17 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$1,116	$1,239	$1,548
Cash paid for income taxes	$211	$187	$209
Non-cash investing activities:
Asset retirement obligation	$328	$1,975	$418
Non-cash financing activities:
Equipment purchased with debt	$1,206	$445	$—
Capitalized expenditures in accounts payable and accrued expenses	$834	$958	$1,586
Treasury stock purchased with debt	$4,425	$—	$—

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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2023, But Not Reported.
None.
Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. — DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2023” in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
(1)The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Charged to cost and expenses	Additions (Deductions)	Balance at End of the Year
Year Ended December 31, 2022
Deferred tax asset valuation allowance	$1,574	$14		$1,588
Year Ended December 31, 2023
Deferred tax asset valuation allowance	$1,588	$—	$714	$874
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

10.23‡
Master Product Purchase Agreement, dated effective August 1, 2021, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2021)

10.24*	Technical Report Summary, Frac Sand Resources and Reserves Oakdale Mine, Monroe County, Wisconsin
10.25*	Technical Report Summary, Frac Sand Resources and Reserves Utica Mine, Lasalle County, Illinois
10.26*	Technical Report Summary, Frac Sand Resources and Reserves Blair Mine, Trempealeau County, Wisconsin
21.1*	List of subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of John T. Boyd Company
31.1*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Mine Safety Disclosure Exhibit
97.1*	Policy for Recovery of Erroneously Awarded Compensation
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: March 11, 2024
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Charles E. Young	/s/ Lee E. Beckelman
Charles E. Young,	Lee E. Beckelman
Director and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Christopher Green	/s/ Frank Porcelli
Christopher Green	Frank Porcelli
Controller and Vice President of Accounting	Director
(Principal Accounting Officer)

/s/ Andrew Speaker	/s/ Sharon Spurlin
Andrew Speaker	Sharon Spurlin
Director	Director
(Chairman of the Board)

/s/ Timothy J. Pawlenty
Timothy J. Pawlenty
Director