Form 10-Q
period 2024-03-31
Smart Sand, Inc.
filed 2024-05-13
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
Commission file number 001-37936
SMART SAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Floral Vale Boulevard, Suite 225
Yardley, Pennsylvania 19067	(215) 795-7900
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SND	Nasdaq Global Select Market
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
Number of shares of common stock outstanding, par value $0.001 per share, as of May 6, 2024: 42,574,948

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,598	$6,072
Accounts receivable	37,698	23,231
Unbilled receivables	79	2,561
Inventory	25,584	26,823
Prepaid expenses and other current assets	3,210	3,217
Total current assets	71,169	61,904
Property, plant and equipment, net	251,384	255,092
Operating lease right-of-use assets	20,472	23,265
Intangible assets, net	5,678	5,876
Other assets	558	163
Total assets	$349,261	$346,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,935	$16,041
Accrued expenses and other liabilities	15,402	11,024
Deferred revenue	2,375	1,154
Current portion of long-term debt	22,045	15,711
Current portion of operating lease liabilities	9,554	10,536
Total current liabilities	59,311	54,466
Long-term debt	2,445	3,449
Long-term operating lease liabilities	12,070	14,056
Deferred tax liabilities, net	12,697	12,101
Asset retirement obligations	20,172	19,923
Other non-current liabilities	38	38
Total liabilities	106,733	104,033
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 46,164,730 issued and 38,706,008 outstanding at March 31, 2024; 45,858,022 issued and 38,486,762 outstanding at December 31, 2023	39	39
Treasury stock, at cost, 7,458,722 and 7,371,260 shares at March 31, 2024 and December 31, 2023, respectively	(14,419)	(14,249)
Additional paid-in capital	182,646	181,973
Retained earnings	74,323	74,539
Accumulated other comprehensive loss	(61)	(35)
Total stockholders’ equity	242,528	242,267
Total liabilities and stockholders’ equity	$349,261	$346,300

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$79,719	$80,019
SmartSystems revenue	3,333	2,331
Total revenue	83,052	82,350
Cost of goods sold:
Sand cost of goods sold	68,967	68,738
SmartSystems cost of goods sold	2,274	1,975
Total cost of goods sold	71,241	70,713
Gross profit	11,811	11,637
Operating expenses:
Selling, general and administrative	10,350	10,764
Depreciation and amortization	674	592
Loss (gain) on disposal of fixed assets, net	3	1,889
Total operating expenses	11,027	13,245
Operating income (loss)	784	(1,608)
Other income (expenses):
Interest expense, net	(489)	(441)
Other income	96	48
Total other expenses, net	(393)	(393)
Income (loss) before income tax expense	391	(2,001)
Income tax expense	607	1,598
Net loss	$(216)	$(3,599)
Net loss per common share:
Basic	$(0.01)	$(0.09)
Diluted	$(0.01)	$(0.09)
Weighted-average number of common shares:
Basic	38,555	41,272
Diluted	38,555	41,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(216)	$(3,599)
Other comprehensive loss:
Foreign currency translation adjustment	(26)	(66)
Comprehensive loss	$(242)	$(3,665)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended March 31, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Vesting of restricted stock	288,817	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	642	—	—	642
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	17,891	—	—	—	25	—	—	25
Restricted stock buy back	(87,462)	—	87,462	(170)	—	—	—	(170)
Net loss	—	—	—	—	—	(216)	—	(216)
Balance at March 31, 2024	38,706,008	$39	7,458,722	$(14,419)	$182,646	$74,323	$(61)	$242,528

Three Months Ended March 31, 2023

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Vesting of restricted stock	4,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	779	—	—	779
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	21,810	—	—	—	33	—	—	33
Purchase of treasury stock	(5,175,688)	(5)	5,175,688	(8,845)	—	—	—	(8,850)
Restricted stock buy back	(1,618)	—	1,618	(3)	—	—	—	(3)
Net loss	—	—	—	—	—	(3,599)	—	(3,599)
Balance at March 31, 2023	37,937,360	$38	7,188,267	$(13,923)	$179,205	$66,291	$161	231,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities:
Net loss	$(216)	$(3,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	7,241	6,553
Amortization of intangible assets	199	199
Net loss on disposal of fixed assets	3	1,889
Amortization of deferred financing cost	26	26
Accretion of debt discount	47	47
Deferred income taxes	596	1,669
Stock-based compensation, net	642	779
Employee stock purchase plan compensation	6	7
Changes in assets and liabilities:
Accounts receivable	(9,344)	(74)
Unbilled receivables	(2,640)	(1,363)
Inventory	1,240	101
Prepaid expenses and other assets	(240)	(676)
Deferred revenue	1,220	(1,058)
Accounts payable	(6,730)	1,165
Accrued and other expenses	4,087	(560)
Net cash (used in) provided by operating activities	(3,863)	5,105
Investing activities:
Purchases of property, plant and equipment	(1,646)	(4,018)
Proceeds from disposal of assets	1	1
Net cash used in investing activities	(1,645)	(4,017)
Financing activities:
Repayments of notes payable	(1,340)	(1,513)
Payments under finance leases	(56)	(86)
Payment of deferred financing and debt issuance costs	(425)	—
Proceeds from revolving credit facility	6,000	14,000
Repayment of revolving credit facility	—	(7,000)
Employee stock purchase plan issuance	25	33
Purchase of treasury stock	(170)	(4,428)
Net cash provided by financing activities	4,034	1,006
Net (decrease) increase in cash and cash equivalents	(1,474)	2,094
Cash and cash equivalents at beginning of year	6,072	5,510
Cash and cash equivalents at end of period	$4,598	$7,604
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,544	$1,975
Treasury stock purchased with debt	$—	$4,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Yardley, Pennsylvania. The Company primarily operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers in the oil and natural gas industry. These operations include the excavation, processing and sale of sand, or proppant, for hydraulic fracturing operations as well as proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. The Company also provides sand to customers for industrial uses through its Industrial Product Solutions (“IPS”), such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
Sand Mines and Processing Facilities
The Company’s integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines which enable the Company to process and cost effectively deliver products to its customers. The Company commenced operations at its mine and processing facility near Oakdale, Wisconsin in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently, the annual processing capacity at the Oakdale facility is approximately 5.5 million tons.
In September 2020, the Company acquired two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin. The Utica facility annual processing capacity is approximately 1.6 million tons and it has access to the Burlington Northern Santa Fe Class I rail line through the Peru, Illinois transload facility. The Company began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The Company currently has no plans to operate the New Auburn facility for the foreseeable future.
In March 2022, the Company acquired a frac sand mine and processing facility in Blair, Wisconsin. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company commenced operations at the Blair facility in April 2023.
Transload & Logistics Solutions
The Company also offers proppant logistics solutions to its customers through, among other things, its network of in-basin transloading terminals and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
The Company has several in-basin rail terminals. The Company acquired rights in March 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Utica, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022 and then further expanded in the fourth quarter of 2023. In December 2023 and January 2024, the Company acquired rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively. These terminals will service the Appalachian Basin and are expected to commence operations in the second quarter of 2024.
The Company’s SmartSystems offer proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as having the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPath® transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. The Company has developed the SmartbeltTM a belt system to pair with its SmartPath, which allows for feeding sand directly into the hopper at the wellsite. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2023 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024.
Revision of Previously Issued Financial Statements
The Company has reclassified some prior year line items on its condensed consolidated statements of operations to conform to the current financial statement presentation. These reclassifications have no effect on previously reported total revenue or net income. The Company changed the names and types of revenue that are reported on each line item under revenues. Sand revenue now includes sand sales, shortfall, railcar rental, and transportation. SmartSystems revenue is primarily from the rental of our patented SmartSystems equipment and related services provided to customers. There has been no change in the manner in which we recognize revenue.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2023. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023.
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
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of March 31, 2024 and December 31, 2023, the Company included $522 in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which updates various reportable disclosure requirements, primarily through incremental disclosures of segment expenses in both annual and interim reporting. The Update is effective for the Company as of the annual reporting period beginning January 1, 2024 and interim periods beginning January

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
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

NOTE 3 — Inventory
Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw material	$1,509	$467
Work in progress	6,076	9,391
Finished goods	9,237	8,244
Spare parts	8,762	8,721
Total inventory	$25,584	$26,823

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2024	December 31, 2023
Machinery, equipment and tooling	$41,748	$40,632
SmartSystems	31,127	30,651
Vehicles	4,240	4,082
Furniture and fixtures	1,466	1,466
Plant and building	215,098	213,756
Real estate properties	7,209	7,209
Railroad and sidings	35,719	35,491
Land and land improvements	40,528	40,519
Asset retirement obligations	22,910	22,910
Mineral properties	7,442	7,442
Deferred mining costs	4,207	3,802
Construction in progress	5,742	6,270
	417,436	414,230
Less: accumulated depreciation and depletion	166,052	159,138
Total property, plant and equipment, net	$251,384	$255,092
Depreciation expense was $6,981 and $6,342 for the three months ended March 31, 2024 and 2023, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2024	December 31, 2023
Employee related expenses	$2,128	$1,767
Accrued equipment expense	155	524
Accrued professional fees	471	461
Accrued royalties	3,124	3,149
Accrued freight and delivery charges	3,226	2,066
Accrued real estate tax	1,703	1,044
Accrued utilities	1,217	604
Sales tax liability	403	486
Income tax payable	935	865
Other accrued liabilities	2,040	58
Total accrued liabilities	$15,402	$11,024

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2024	December 31, 2023
ABL Credit Facility	$14,000	$8,000
Oakdale Equipment Financing	6,854	6,462
Notes payable	983	1,011
Finance leases	208	238
Current portion of long-term debt	$22,045	$15,711

Long-term debt, net of current portion consists of the following:

	March 31, 2024	December 31, 2023
Oakdale Equipment Financing	$—	$1,388
Notes payable	1,972	1,519
Finance leases	473	542
Long-term debt	$2,445	$3,449

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	Oakdale Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2024	$14,000	$5,695	$936	$198	$20,829
2025	—	1,724	708	265	2,697
2026	—	—	826	254	1,080
2027	—	—	567	62	629
2028	—	—	217	7	224
2029 and thereafter	—	—	53	—	53
Total minimum payments	14,000	7,419	3,307	786	25,512
Amount representing interest	—	(437)	(352)	(105)	(894)
Amount representing unamortized lender fees	—	(128)	—	—	(128)
Present value of payments				681
Less: current portion	(14,000)	(6,854)	(983)	(208)	(22,045)
Total long-term debt	$—	$—	$1,972	$473	$2,445

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of March 31, 2024 was $20,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had $14,000 outstanding and $6,000 available to be drawn under this facility as of March 31, 2024. The weighted average interest rate on our ABL credit facility for the three months ended March 31, 2024 was 8.25%.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bears interest at a fixed rate of 5.79%.
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment purchases as well as its manufactured wellsite proppant storage solutions equipment. Upon completion of the equipment manufacturing, title to certain equipment may pass to the financial institutions as collateral. As of March 31, 2024, these notes payable bear interest at rates between 3.99% and 7.49%.
On February 28, 2023, the Company purchased 5,176 shares of the Company’s common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for $8,850, of which $4,425 was paid in cash and the remainder was financed through an unsecured promissory note, bearing interest of 10.00%, issued to Clearlake. This purchase represented all of the common stock previously owned by Clearlake and approximately 11.3% outstanding shares of the Company’s common stock as of immediately prior to the purchase. At the time of purchase, Clearlake was a related party to the Company, and José Feliciano, the Co-Founder and Managing Partner of Clearlake, was on our board of directors. José Feliciano resigned from our board of directors as of December 31, 2023 and the promissory note was repaid in May 2023.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2024	December 31, 2023
Right-of-use assets
Operating	Operating right-of-use assets	$20,472	$23,265
Financing	Property, plant and equipment, net	673	908
Total right-of use assets		$21,145	$24,173

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$21,624	$24,592
Financing	Long-term debt, current and long-term portions	681	780
Total lease liabilities		$22,305	$25,372

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$57	$94
Interest on lease liabilities	18	16
Operating lease cost	3,387	3,195
Short-term lease cost	9	9
Total lease cost	$3,471	$3,314

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$18	$16
Operating cash flows used for operating leases	$3,553	$3,316
Financing cash flows used for finance leases	$56	$86

Right-of-use assets obtained in exchange for new operating lease liabilities	$244	$1,413

Weighted average remaining lease term - finance leases	3.0 years	3.0 years
Weighted average discount rate - finance leases	9.62%	8.98%
Weighted average remaining lease term - operating leases	2.7 years	2.9 years
Weighted average discount rate - operating leases	6.53%	5.83%

Maturities of the Company’s lease liabilities as of March 31, 2024 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$8,257	$198	$8,455
2025	7,836	265	8,101
2026	4,387	254	4,641
2027	2,127	62	2,189
2028	975	7	982
Thereafter	25	—	25
Total cash lease payments	23,607	786	24,393
Less: amounts representing interest	(1,983)	(105)	(2,088)
Total lease liabilities	$21,624	$681	$22,305

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $20,172 as of March 31, 2024. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2023	$19,923
Accretion expense	249
Balance at March 31, 2024	$20,172

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 9 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2024		2023
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand revenue	$79,719	96%	$80,019	97%
SmartSystems revenue	3,333	4%	2,331	3%
Total revenue	$83,052	100%	$82,350	100%
The Company recorded $1,154 of deferred revenue on the consolidated balance sheet as of December 31, 2023, all of which has been recognized in the three months ended March 31, 2024. As of March 31, 2024, the Company had $184,180 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $98,950 and $85,230 in the remainder of 2024 and 2025, respectively.

NOTE 10 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended March 31, 2024 and 2023, the effective tax rate was approximately 155.2% and (79.9)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three months ended March 31, 2024 and 2023, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2023. There was no material change for the three months ended March 31, 2024.
The Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2023, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $874. There was no material change for the three months ended March 31, 2024.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 11 — Concentrations
As of March 31, 2024, four customers accounted for 63% of the Company’s total accounts receivable. As of December 31, 2023, four customers accounted for 70% of the Company’s total accounts receivable.
During the three months ended March 31, 2024, 60% of the Company’s revenues were earned from three customers. During the three months ended March 31, 2023, 57% of the Company’s revenues were earned from three customers.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
As of March 31, 2024, two vendors accounted for 29% of the Company’s accounts payable. As of December 31, 2023, one vendor accounted for 11% of the Company’s accounts payable.
During the three months ended March 31, 2024, two vendors accounted for 35% of the Company’s cost of goods sold. During the three months ended March 31, 2023, two vendors accounted for 35% of the Company’s cost of goods sold.
The Company’s primary product is Northern White sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to the geographic areas of our mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

NOTE 12 — Commitments and Contingencies
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of March 31, 2024 was $19,727.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2023 contained in our Annual Report on Form 10-K. We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). All share amounts are presented in thousands.

Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2023. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this Report, may adversely affect our results as indicated in forward-looking statements. You should read this Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview
The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystems™ wellsite storage capabilities. In recent years, we have expanded our product line to offer Industrial Products Solutions (“IPS”) in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepot™ portable wellsite storage silos, SmartPath® transloader and SmartBelt™ conveyor;

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
(iv), access to all Class I rail lines; and (v) the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility, which has access to both the Canadian Pacific and Union Pacific rail networks, is approximately 5.5 million tons. In 2020, we acquired our Utica, Illinois mine and processing facility, which has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe rail network. In March 2022, we acquired our Blair, Wisconsin facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National rail network. We commenced operations at the Blair facility in the second quarter of 2023. Our total annual processing capacity of our operating facilities is approximately 10.0 million tons.
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023 we acquired the right to operate a terminal in Minerva, Ohio and in January 2024 we acquired the rights to operate a terminal in Dennison, Ohio. We expect these two Ohio terminals to become operational in the second quarter of 2024. We also have rights to use a rail terminal located in El Reno, Oklahoma. These terminals allow us to offer more efficient and sustainable delivery options to our customers. Additionally, we have longstanding relationships with third party terminal operators that allow us access to all oil and natural gas exploration production basins of North America.
We offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader SmartBelt conveyor, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our self-contained SmartPath transloader is designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Our SmartBelt conveyor is designed to work with our SmartPath transloader to directly feed sand into the blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, which allows for efficient removal from the wellsite during operation. We believe the system has the ability to keep up with any hydraulic fracturing operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.
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
During 2023 and through the first quarter of 2024, supply and demand for Northern White Sand has been in relative balance. We saw an increase in the volume of sand sold in the first half of 2023 followed by a slowdown in activity later in the year due to customers having exhausted their budgeted spending earlier in the year. Activity has improved in the first quarter of 2024 as customers ramped up activity based on 2024 budget plans. Pricing for sand moderated in the second half of 2023 due to lower demand and has stabilized in the first quarter of 2024. High levels of inflation have led to increasing operating expenses in 2023 and the first quarter of 2024. Softening economic activities in certain countries, the continuation of the war in Ukraine, the conflict in the Middle East, along with President Biden’s pause on liquified natural gas permits could impact oil and natural

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

gas prices and overall oil and gas activity thereby leading to substantial volatility in demand and pricing in the future. The continued volatility in oil and natural gas demand and the current availability of sufficient supply of sand has led to continued reluctance by some customers to enter into long-term contracts. As such, some customers have instead trended toward purchasing their frac sand supply in the spot market or under short term supply agreements at current market prices. We cannot predict if pricing trends for our products will continue, increase, decrease or stabilize.
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, competitors in the Northern White frac sand market have shuttered or idled operations at certain facilities due to the higher demand for finer sands and due to lower cost regional sand sources that has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$79,719	$80,019	$(300)	—%
SmartSystems revenue	3,333	2,331	1,002	43%
Total revenue	83,052	82,350	702	1%
Cost of goods sold:
Sand cost of goods sold	68,967	68,738	229	—%
SmartSystems cost of goods sold	2,274	1,975	299	15%
Total cost of goods sold	71,241	70,713	528	1%
Gross profit	11,811	11,637	174	1%
Operating expenses:
Selling, general and administrative	10,350	10,764	(414)	(4)%
Depreciation and amortization	674	592	82	14%
Loss (gain) on disposal of fixed assets, net	3	1,889	(1,886)	(100)%
Total operating expenses	11,027	13,245	(2,218)	(17)%
Operating income (loss)	784	(1,608)	2,392	149%
Other income (expenses):
Interest expense, net	(489)	(441)	(48)	11%
Other income	96	48	48	100%
Total other expenses, net	(393)	(393)	—	—%
Income (loss) before income tax benefit	391	(2,001)	2,392	120%
Income tax benefit	607	1,598	(991)	(62)%
Net loss	$(216)	$(3,599)	$3,383	94%
Revenues
Revenues were $83.1 million and tons sold were approximately 1,336,000 for the three months ended March 31, 2024. Revenues for the three months ended March 31, 2023 were $82.4 million, during which time we sold approximately 1,195,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 were as follows:
•Sand revenue was relatively constant at $79.7 million for the three months ended March 31, 2024 versus $80.0 million for the three months ended March 31, 2023. Total volumes increased by approximately 12%, however, average sand prices were lower in the first quarter of 2024 as supply and demand shifts have become more in balance compared to the same period in 2023. We also recognized higher contractual shortfall revenue in the prior year.
•Smart Systems revenue, was approximately $3.3 million for the three months ended March 31, 2024 compared to $2.3 million for the three months ended March 31, 2023. The increase in SmartSystems revenue was due to higher utilization of our SmartSystems fleet and expanded use of our SmartBelt technology.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $71.2 million and $70.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase was primarily due to higher freight and transloading costs at in-basin terminals as a result of higher volumes sold in the current period.
Gross Profit
Gross profit was $11.8 million and $11.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in the gross profit for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to higher sales volumes partially offset by lower average sales prices of our sand relative to the cost to produce and deliver products to our customers. Smart Systems contributed more to gross profit as a result of higher utilization.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $10.4 million for the three months ended March 31, 2024 compared to $10.8 million for the three months ended March 31, 2023, due to cost reduction measures put in place by management, which were partially offset by additional costs incurred related to financing activities. Additionally, in the first quarter of 2023, we recorded a $1.9 million net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment.
Interest Expense, net
We incurred $0.5 million and $0.4 million of net interest expense for the three months ended March 31, 2024 and March 31, 2023, respectively.
Income Tax Expense
For the three months ended March 31, 2024 and March 31, 2023, our effective tax rate was approximately 155.2% and (79.9)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of March 31, 2024, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of March 31, 2024, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $0.2 million for the three months ended March 31, 2024 as compared to net loss of $3.6 million for the three months ended March 31, 2023. Gross profit was consistent in both periods. An increase in operating income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily attributable to higher total volumes and lower total selling, general and administrative expenses, driven by cost-saving measures by management to reduce our overall operating costs. The three months ended March 31, 2023 also included a $1.9 million net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment in the prior period.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per ton amounts)
Revenue	$83,052	$82,350
Cost of goods sold	71,241	70,713
Gross profit	11,811	11,637
Depreciation, depletion, and accretion of asset retirement obligations	6,697	6,159
Contribution margin	$18,508	$17,796
Contribution margin per ton	$13.85	$14.89
Total tons sold	1,336	1,195
Contribution margin was $18.5 million and $17.8 million, or $13.85 and $14.89 per ton sold, for the three months ended March 31, 2024 and 2023, respectively. The increase in overall contribution margin for the three months ended March 31, 2024, when compared to the same period in 2023, was primarily due to higher tons sold and the increased utilization of our SmartSystems fleet. The decrease in contribution margin per ton sold was primarily due to lower average sand sales prices for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

EBITDA and Adjusted EBITDA
We define EBITDA as net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit) and other results of operations based taxes; and (iii) interest expense. We define Adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions; (iii) equity compensation; (iv) acquisition and development costs; (v) non-recurring cash charges related to

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

restructuring, retention and other similar actions; (vi) earn-out, contingent consideration obligations; and (vii) non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(216)	$(3,599)
Depreciation, depletion and amortization	7,200	6,551
Income tax expense and other taxes	607	1,845
Interest expense	496	442
EBITDA	$8,087	$5,239
Net loss on disposal of fixed assets	3	1,889
Equity compensation	581	736
Acquisition and development costs	308	271
Cash charges related to restructuring and retention of employees	107	—
Accretion of asset retirement obligations	249	200
Adjusted EBITDA	$9,335	$8,335
Adjusted EBITDA was $9.3 million for the three months ended March 31, 2024 compared to $8.3 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to higher sales volumes, increased IPS sales and higher utilization of our SmartSystems fleet.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per ton amounts)
Net cash (used in) provided by operating activities	$(3,863)	$5,105
Purchases of property, plant and equipment	(1,646)	(4,018)
Free cash flow	$(5,509)	$1,087
Free cash flow was $(5.5) million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023. The decrease in free cash flow for the three months ended March 31, 2024 was due to a decrease in net cash provided by operating activities for the three months ended March 31, 2024 in comparison to the same period in 2023. The decline in cash provided by operating activities was attributable to an increase in working capital to support higher sales volumes.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of March 31, 2024, cash on hand was $4.6 million and we had $6.0 million in undrawn availability on our ABL Credit Facility. We are in the process of refinancing this facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.

Material Cash Requirements
Capital Requirements
We expect full year 2024 capital expenditures to be between $15.0 million and $20.0 million. Our expected capital expenditures for 2024 are primarily for process improvement and efficiency projects at our mine sites, upgrading mining equipment and the build out of our new Ohio terminals. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility.
Indebtedness
Our debt facilities include the Oakdale Equipment Financing, various notes payable and our ABL Credit Facility. Our Oakdale Equipment Financing is secured by substantially all of the assets at our Oakdale facility. The outstanding balance under the Oakdale Equipment Financing as of March 31, 2024 was $6.9 million. Minimum cash payments on this facility for the remainder of 2024 are anticipated to be $5.7 million. Our various notes payable are primarily secured by heavy equipment purchases as well as some of our manufactured SmartSystems. Total debt under these notes payable as of March 31, 2024 was $3.0 million. Minimum cash payments on these notes payable for the remainder of 2024 are anticipated to be $0.9 million. There was $14.0 million outstanding on our ABL Credit Facility as of March 31, 2024, which matures December 13, 2024. We are in the process of refinancing this facility.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of March 31, 2024 were $21.6 million. Minimum cash payments on operating leases for the remainder of 2024 are anticipated to be $8.3 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 13 years.

Off-Balance Sheet Arrangements
We had outstanding performance bonds of $19.7 million at March 31, 2024.

Contractual Obligations
As of March 31, 2024, we had contractual obligations for the ABL Credit Facility, Oakdale Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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

Customer Concentration
For the three months ended March 31, 2024, revenue from Equitable Gas Corporation, Halliburton Energy Services and Encino Energy accounted for 37.4%, 11.4% and 11.2% respectively, of total revenue. For the three months ended March 31, 2023, EQT Production Corporation, Encino Energy, and Liberty Oilfield Services accounted for 32.5%, 13.3%, and 10.8%, respectively, of total revenue.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2024.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was $14.0 million outstanding borrowings under our ABL Credit Facility as of March 31, 2024. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the three months ended March 31, 2024 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2024.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2024, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
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

Smart Sand, Inc.

May 13, 2024	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

May 13, 2024	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)