Form 10-Q
period 2024-06-30
Smart Sand, Inc.
filed 2024-08-13
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
Commission file number 001-37936
SMART SAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Floral Vale Boulevard, Suite 225
Yardley, Pennsylvania 19067	(281) 231-2660
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SND	Nasdaq Global Select Market
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
Number of shares of common stock outstanding, par value $0.001 per share, as of August 5, 2024: 42,926,544

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“ABL Credit Facility”, “ABL Credit Agreement”, “ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “ABL Credit Facility”) pursuant to: (i) an ABL Credit Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as amended from time to time (as amended, the “ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent, as amended from time to time (as amended, the “Security Agreement”).

“Oakdale Equipment Financing”, “MLA”	The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA was structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing was considered a lease under article 2A of the Uniform Commercial Code but was considered a financing arrangement (and not a lease) for accounting or financial reporting purposes. The MLA and all schedules were paid and full and terminated on June 28, 2024.

“VFI Equipment Financing”
The four-year Master Lease Agreement, dated May 9, 2024, between Varilease Finance, Inc. (“VFI”) and related lease schedule entered into on June 26, 2024 in connection therewith (collectively, the “VFI Equipment Financing”). The VFI Equipment Financing was structured as a sale-leaseback of specific SmartSystemsTM wellsite proppant storage equipment owned by the Company. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement (and not a lease) for accounting and financial reporting purposes.

“Exchange Act”	The Securities Exchange Act of 1934, as amended.

“Securities Act”	The Securities Act of 1933, as amended.

“FASB”, “ASU”, “ASC”, “GAAP”	Financial Accounting Standards Board, Accounting Standards Update, Accounting Standards Codification, Accounting Principles Generally Accepted in the United States, respectively.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,257	$6,072
Accounts receivable	26,232	23,231
Unbilled receivables	4,332	2,561
Inventory	25,031	26,823
Prepaid expenses and other current assets	2,929	3,217
Total current assets	64,781	61,904
Property, plant and equipment, net	246,530	255,092
Operating lease right-of-use assets	24,431	23,265
Intangible assets, net	5,480	5,876
Other assets	593	163
Total assets	$341,815	$346,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,548	$16,041
Accrued expenses and other liabilities	12,808	11,024
Deferred revenue	636	1,154
Current portion of long-term debt	5,485	15,711
Current portion of operating lease liabilities	10,593	10,536
Total current liabilities	39,070	54,466
Long-term debt	9,330	3,449
Long-term operating lease liabilities	15,062	14,056
Deferred tax liabilities, net	15,029	12,101
Asset retirement obligations	20,421	19,923
Other non-current liabilities	38	38
Total liabilities	98,950	104,033
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 46,254,641 issued and 38,771,217 outstanding at June 30, 2024; 45,858,022 issued and 38,486,762 outstanding at December 31, 2023	39	39
Treasury stock, at cost, 7,483,424 and 7,371,260 shares at June 30, 2024 and December 31, 2023, respectively	(14,471)	(14,249)
Additional paid-in capital	183,492	181,973
Retained earnings	73,893	74,539
Accumulated other comprehensive loss	(88)	(35)
Total stockholders’ equity	242,865	242,267
Total liabilities and stockholders’ equity	$341,815	$346,300

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$71,020	$72,445	$150,739	$152,464
SmartSystems revenue	2,780	2,331	6,113	4,662
Total revenue	73,800	74,776	156,852	157,126
Cost of goods sold:
Sand cost of goods sold	58,903	60,193	127,870	128,932
SmartSystems cost of goods sold	1,824	1,894	4,098	3,868
Total cost of goods sold	60,727	62,087	131,968	132,800
Gross profit	13,073	12,689	24,884	24,326
Operating expenses:
Selling, general and administrative	8,871	8,953	19,221	19,717
Depreciation and amortization	671	629	1,345	1,221
Loss (gain) on disposal of fixed assets, net	3	24	6	1,913
Total operating expenses	9,545	9,606	20,572	22,851
Operating income	3,528	3,083	4,312	1,475
Other income (expenses):
Loss on extinguishment of debt	(1,310)	—	(1,310)	—
Interest expense, net	(393)	(223)	(882)	(664)
Other income	75	159	171	207
Total other expenses, net	(1,628)	(64)	(2,021)	(457)
Income (loss) before income tax expense (benefit)	1,900	3,019	2,291	1,018
Income tax expense (benefit)	2,330	(3,288)	2,937	(1,690)
Net (loss) income	$(430)	$6,307	$(646)	$2,708
Net (loss) income per common share:
Basic	$(0.01)	$0.17	$(0.02)	$0.07
Diluted	$(0.01)	$0.17	$(0.02)	$0.07
Weighted-average number of common shares:
Basic	38,724	37,968	38,639	39,611
Diluted	38,724	37,968	38,639	39,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(430)	$6,307	$(646)	$2,708
Other comprehensive (loss) income:
Foreign currency translation adjustment	(27)	(41)	(53)	(107)
Comprehensive (loss) income	$(457)	$6,266	$(699)	$2,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six Months Ended June 30, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Vesting of restricted stock	288,817	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	642	—	—	642
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	17,891	—	—	—	25	—	—	25
Restricted stock buy back	(87,462)	—	87,462	(170)	—	—	—	(170)
Net loss	—	—	—	—	—	(216)	—	(216)
Balance at March 31, 2024	38,706,008	$39	7,458,722	$(14,419)	$182,646	$74,323	$(61)	242,528
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Vesting of restricted stock	89,911	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	840	—	—	840
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Restricted stock buy back	(24,702)	—	24,702	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	(430)	—	(430)
Balance at June 30, 2024	38,771,217	$39	7,483,424	$(14,471)	$183,492	$73,893	$(88)	$242,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Six Months Ended June 30, 2023

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Vesting of restricted stock	4,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	779	—	—	779
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	21,810	—	—	—	33	—	—	33
Purchase of treasury stock	(5,175,688)	(5)	5,175,688	(8,845)	—	—	—	(8,850)
Restricted stock buy back	(1,618)	—	1,618	(3)	—	—	—	(3)
Net loss	—	—	—	—	—	(3,599)	—	(3,599)
Balance at March 31, 2023	37,937,360	$38	7,188,267	$(13,923)	$179,205	$66,291	$161	231,772
Foreign currency translation adjustment	—	—	—	—	—	—	(41)	(41)
Vesting of restricted stock	228,036	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	833	—	—	833
Employee stock purchase plan compensation	—	—	—	—	8	—	—	8
Restricted stock buyback	(48,131)	—	48,131	(77)	—	—	—	(77)
Net income	—	—	—	—	—	6,307	—	6,307
Balance at June 30, 2023	38,117,265	$38	7,236,398	$(14,000)	$180,046	$72,598	$120	$238,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities:
Net (loss) income	$(646)	$2,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	14,496	13,338
Amortization of intangible assets	398	398
Net loss on disposal of fixed assets	6	1,913
Amortization of deferred financing cost	53	53
Accretion of debt discount	92	93
Loss on extinguishment of debt	1,310	—
Deferred income taxes	2,927	(1,748)
Stock-based compensation, net	1,482	1,612
Employee stock purchase plan compensation	12	15
Changes in assets and liabilities:
Accounts receivable	(3,001)	5,908
Unbilled receivables	(1,771)	(336)
Inventory	1,793	(2,820)
Prepaid expenses and other assets	118	4,195
Deferred revenue	(518)	(614)
Accounts payable	(7,247)	(2,049)
Accrued and other expenses	1,515	(1,493)
Net cash provided by operating activities	11,019	21,173
Investing activities:
Purchases of property, plant and equipment	(3,000)	(9,245)
Proceeds from disposal of assets	2	73
Net cash used in investing activities	(2,998)	(9,172)
Financing activities:
Proceeds from the issuance of notes payable	9,109	—
Repayments of notes payable	(8,904)	(7,450)
Proceeds from revolving credit facility	15,000	15,000
Repayment of revolving credit facility	(21,000)	(15,000)
Payments under finance leases	(114)	(123)
Payment of deferred financing and debt issuance costs	(503)	—
Payment for debt extinguishment costs	(1,227)	—
Employee stock purchase plan issuance	25	33
Purchase of treasury stock	(222)	(4,479)
Net cash used in financing activities	(7,836)	(12,019)
Net increase (decrease) in cash and cash equivalents	185	(18)
Cash and cash equivalents at beginning of year	6,072	5,510
Cash and cash equivalents at end of period	$6,257	$5,492
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,310	$3,752
Treasury stock purchased with debt	$—	$4,425
Fixed assets purchased with debt	$1,358	$—
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
Sand Mines and Processing Facilities
The Company’s integrated Oakdale facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines, the Canadian Pacific Railway through its onsite rail terminal and the Union Pacific Railway through its nearby Byron, Wisconsin facility. The Company commenced operations at its mine and processing facility near Oakdale, Wisconsin in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. The annual processing capacity at the Oakdale facility is approximately 5.5 million tons.
In September 2020, the Company acquired two frac sand mines and related processing facilities in Utica, Illinois and New Auburn, Wisconsin. The annual processing capacity at the Utica, Illinois facility is approximately 1.6 million tons and it has access to the Class I Burlington Northern Santa Fe railway through the Peru, Illinois transload facility. The Company began operating the Utica, Illinois mine and Peru, Illinois transload facility in October 2020. The Company currently has no plans to operate the New Auburn facility for the foreseeable future.
In March 2022, the Company acquired a frac sand mine and processing facility in Blair, Wisconsin. The annual processing capacity at the Blair facility is approximately 2.9 million tons and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company commenced operations at the Blair facility in April 2023.
Transload & Logistics Solutions
The Company also offers proppant logistics solutions to its customers through, among other things, its network of in-basin transloading terminals and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada. Its network of terminal and rail line access enables the Company to provide cost-effective delivery options to its customers.
The Company has several in-basin rail terminals. The Company acquired rights in March 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Utica, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022 and was further expanded in the fourth quarter of 2023. In December 2023 and January 2024, the Company acquired rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively. These terminals will service the Appalachian Basin. The Minerva terminal became operational in the second quarter of 2024 and the Dennison terminal became operational in the third quarter of 2024.
The Company’s SmartSystems offer proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as having the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The SmartPath® transloader is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. The Company has developed the SmartbeltTM a belt system to pair with its SmartPath, which allows for feeding sand directly into the hopper at the wellsite. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of June 30, 2024 and December 31, 2023, the Company included $522 in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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

NOTE 3 — Inventory
Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw material	$1,032	$467
Work in progress	5,929	9,391
Finished goods	8,833	8,244
Spare parts	9,237	8,721
Total inventory	$25,031	$26,823

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2024	December 31, 2023
Machinery, equipment and tooling	$42,434	$40,632
SmartSystems	31,127	30,651
Vehicles	4,225	4,082
Furniture and fixtures	1,479	1,466
Plant and building	216,460	213,756
Real estate properties	7,209	7,209
Railroad and sidings	35,719	35,491
Land and land improvements	40,528	40,519
Asset retirement obligations	22,910	22,910
Mineral properties	7,442	7,442
Deferred mining costs	3,906	3,802
Construction in progress	6,121	6,270
	419,560	414,230
Less: accumulated depreciation and depletion	173,030	159,138
Total property, plant and equipment, net	$246,530	$255,092
Depreciation expense was $6,997 and $6,543 for the three months ended June 30, 2024 and 2023, respectively, and $13,978 and $12,885 for the six months ended June 30, 2024 and 2023, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2024	December 31, 2023
Employee related expenses	$2,100	$1,767
Accrued equipment expense	96	524
Accrued professional fees	563	461
Accrued royalties	2,584	3,149
Accrued freight and delivery charges	2,293	2,066
Accrued real estate tax	2,363	1,044
Accrued utilities	1,153	604
Sales tax liability	340	486
Income tax payable	845	865
Other accrued liabilities	471	58
Total accrued liabilities	$12,808	$11,024

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2024	December 31, 2023
ABL Credit Facility	$2,000	$8,000
VFI Equipment Financing	2,381	—
Oakdale Equipment Financing	—	6,462
Notes payable	880	1,011
Finance leases	224	238
Current portion of long-term debt	$5,485	$15,711

Long-term debt, net of current portion consists of the following:

	June 30, 2024	December 31, 2023
VFI Equipment Financing	$6,728	$—
Oakdale Equipment Financing	—	1,388
Notes payable	2,171	1,519
Finance leases	431	542
Long-term debt	$9,330	$3,449

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2024	$2,000	$1,470	$418	$141	$4,029
2025	—	2,940	1,003	272	4,215
2026	—	2,940	935	261	4,136
2027	—	2,940	675	65	3,680
2028	—	579	325	7	911
2029 and thereafter	—	—	80	—	80
Total minimum payments	2,000	10,869	3,436	746	17,051
Amount representing interest	—	(1,760)	(385)	(91)	(2,236)
Amount representing unamortized lender fees	—	—	—	—	—
Present value of payments				655
Less: current portion	(2,000)	(2,381)	(880)	(224)	(5,485)
Total long-term debt	$—	$6,728	$2,171	$431	$9,330

ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. The available borrowing amount under the ABL Credit Facility as of June 30, 2024 was $20,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had $2,000 outstanding and $18,000 available to be drawn under this facility as of June 30, 2024. The weighted average interest rate on our ABL credit facility for the six months ended June 30, 2024 was 8.04%.
VFI Equipment Financing
On June 28, 2024, the Company entered into an equipment financing arrangement with VFI with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 8.56%. The Company used the net proceeds to repay in full and terminate the Oakdale Equipment Financing, and the remainder was added to working capital. The VFI Equipment Financing matures on May 8, 2028. Company has the right to reacquire the underlying equipment on the lease schedule upon maturity for one dollar.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility are pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bore interest at a fixed rate of 5.79%. This facility was paid in full and terminated on June 28, 2024.
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of June 30, 2024, these notes payable bear interest at rates between 3.99% and 7.49%.
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

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	June 30, 2024	December 31, 2023
Right-of-use assets
Operating	Operating right-of-use assets	$24,431	$23,265
Financing	Property, plant and equipment, net	640	908
Total right-of use assets		$25,071	$24,173

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$25,655	$24,592
Financing	Long-term debt, current and long-term portions	655	780
Total lease liabilities		$26,310	$25,372

Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of right-of-use assets	$58	$49	$115	$143
Interest on lease liabilities	16	18	34	34
Operating lease cost	3,393	3,418	6,780	6,613
Short-term lease cost	9	9	18	18
Total lease cost	$3,476	$3,494	$6,947	$6,808

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$34	$33
Operating cash flows used for operating leases	$6,866	$7,383
Financing cash flows used for finance leases	$114	$123

Right-of-use assets obtained in exchange for new operating lease liabilities	$7,700	$5,157

Weighted average remaining lease term - finance leases	2.8 years	3.2 years
Weighted average discount rate - finance leases	9.56%	9.30%
Weighted average remaining lease term - operating leases	2.8 years	2.8 years
Weighted average discount rate - operating leases	6.99%	6.09%

Maturities of the Company’s lease liabilities as of June 30, 2024 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$6,430	$141	$6,571
2025	10,317	272	10,589
2026	6,343	261	6,604
2027	3,520	65	3,585
2028	1,427	7	1,434
Thereafter	258	—	258
Total cash lease payments	28,295	746	29,041
Less: amounts representing interest	(2,640)	(91)	(2,731)
Total lease liabilities	$25,655	$655	$26,310

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $20,421 as of June 30, 2024. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2023	$19,923
Accretion expense	498
Balance at June 30, 2024	$20,421

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 9 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand revenue	$71,020	96%	$72,445	97%	$150,739	96%	$152,464	97%
SmartSystems revenue	2,780	4%	2,331	3%	6,113	4%	4,662	3%
Total revenue	$73,800	100%	$74,776	100%	$156,852	100%	$157,126	100%
The Company recorded $1,154 of deferred revenue on the consolidated balance sheet as of December 31, 2023, all of which has been recognized in the six months ended June 30, 2024. As of June 30, 2024, the Company had $147,339 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $65,022 and $82,317 in the remainder of 2024 and 2025, respectively.

NOTE 10 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
For the three months ended June 30, 2024 and 2023, the effective tax rate was approximately 122.6% and (108.9)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the six months ended June 30, 2024 and 2023, the effective tax rate was approximately 128.2% and (166.0)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and six months ended June 30, 2024 and 2023, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2023. There was no material change for the six months ended June 30, 2024.
The Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2023, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $874. There was no material change for the three and six months ended June 30, 2024.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 11 — Concentrations
As of June 30, 2024, three customers accounted for 44% of the Company’s total accounts receivable. As of December 31, 2023, four customers accounted for 70% of the Company’s total accounts receivable.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the three months ended June 30, 2024, 72% of the Company’s revenues were earned from five customers. During the three months ended June 30, 2023, 29% of the Company’s revenues were earned from one customer. During the six months ended June 30, 2024, 45% of the Company’s revenues were earned from two customers. During the six months ended June 30, 2023, 41% of the Company’s revenues were earned from two customers.
As of June 30, 2024, two vendors accounted for 32% of the Company’s accounts payable. As of December 31, 2023, one vendor accounted for 11% of the Company’s accounts payable.
During the three months ended June 30, 2024, two vendors accounted for 39% of the Company’s cost of goods sold. During the three months ended June 30, 2023, two vendors accounted for 35% of the Company’s cost of goods sold. During the six months ended June 30, 2024, two vendors accounted for 37% of the Company’s cost of goods sold. During the six months ended June 30, 2023, two vendors accounted for 35% of the Company’s cost of goods sold.
The Company’s primary product is Northern White sand, and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to the geographic areas of our mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of June 30, 2024 was $19,727.

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

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
(iv) access to all Class I rail lines; and (v) the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
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
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024, we acquired the right to operate a terminal in Dennison, Ohio. The Minerva terminal became operational in the second quarter of 2024 and the Dennison terminal became operational in the third quarter of 2024. We also have the right to use a rail terminal located in El Reno, Oklahoma. These terminals allow us to offer more efficient and sustainable delivery options to our customers. Additionally, we have longstanding relationships with third party terminal operators that provide us with access to all oil and natural gas exploration production basins of North America.
We offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader SmartBelt conveyor, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our SmartPath transloader is designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Our SmartBelt conveyor is designed to work with our SmartPath transloader to directly feed sand into the blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, which allows for efficient removal from the wellsite during operation. We believe the system has the ability to keep up with any hydraulic fracturing operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.
We have expanded our product line to offer industrial sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Utica, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business. While sales of IPS to customers were a small portion of our overall sand sales in 2022 and 2023, going forward, we expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future.
During 2023 and through the second quarter of 2024, supply and demand for Northern White Sand has been in relative balance. We saw an increase in the volume of sand sold in the first half of 2023 followed by a slowdown in activity later in the year due to customers having frontloaded their budgeted spending earlier in the year. Activity has improved in the first half of 2024 as customers ramped up activity based on 2024 budget plans. Pricing for sand has trended downward since the second half

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

of 2023 due to stabilized supply and demand. High levels of inflation led to increasing operating expenses in 2023, which have continued at increased levels through the first half of 2024. Softening economic activities in certain countries, the continuation of the war in Ukraine, the conflict in the Middle East, along with President Biden’s pause on liquified natural gas permits could impact oil and natural gas prices and overall oil and gas activity thereby leading to substantial volatility in demand and pricing in the future. The continued volatility in oil and natural gas demand and the current availability of sufficient supply of sand has led to continued reluctance by some customers to enter into long-term contracts. As such, some customers have instead trended toward purchasing their frac sand supply in the spot market or under short term supply agreements at current market prices. We cannot predict macroeconomic events or if pricing trends for our products will continue, increase, decrease or stabilize.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

Revenues:
Sand revenue	$71,020	$72,445	$(1,425)	(2)%
SmartSystems revenue	2,780	2,331	449	19%
Total revenue	73,800	74,776	(976)	(1)%
Cost of goods sold:
Sand cost of goods sold	58,903	60,193	(1,290)	(2)%
SmartSystems cost of goods sold	1,824	1,894	(70)	(4)%
Total cost of goods sold	60,727	62,087	(1,360)	(2)%
Gross profit	13,073	12,689	384	3%
Operating expenses:
Selling, general and administrative	8,871	8,953	(82)	(1)%
Depreciation and amortization	671	629	42	7%
Loss (gain) on disposal of fixed assets, net	3	24	(21)	(88)%
Total operating expenses	9,545	9,606	(61)	(1)%
Operating income	3,528	3,083	445	14%
Other income (expenses):
Loss on extinguishment of debt	(1,310)	—	(1,310)	Not meaningful
Interest expense, net	(393)	(223)	(170)	76%
Other income	75	159	(84)	(53)%
Total other expenses, net	(1,628)	(64)	(1,564)	2,444%
Income (loss) before income tax expense (benefit)	1,900	3,019	(1,119)	(37)%
Income tax expense (benefit)	2,330	(3,288)	5,618	171%
Net (loss) income	$(430)	$6,307	$(6,737)	(107)%
Revenues
Revenues were $73.8 million and tons sold were approximately 1,274,000 for the three months ended June 30, 2024. Revenues for the three months ended June 30, 2023 were $74.8 million, during which time we sold approximately 1,084,000 tons of sand. The key factors contributing to the revenues for the three months ended June 30, 2024 being relatively flat, as compared to the three months ended June 30, 2023 were as follows:
•Sand revenue was relatively constant at $71.0 million for the three months ended June 30, 2024 versus $72.4 million for the three months ended June 30, 2023. Total volumes increased by approximately 18%, however, average sand prices were lower in the first quarter of 2024 as supply and demand shifts have become more in balance compared to the second quarter of 2023.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•SmartSystems revenue was approximately $2.8 million for the three months ended June 30, 2024 compared to $2.3 million for the three months ended June 30, 2023. The increase in SmartSystems revenue was due to higher utilization of our SmartSystems fleet and expanded use of our SmartBelt technology.
Cost of Goods Sold
Cost of goods sold was $60.7 million and $62.1 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in cost of goods sold for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to reduced costs of production on higher volumes through management’s efforts to reduce operating costs, as well as lower freight costs driven by more minegate sales and a shift in the in-basin sales locations.
Gross Profit
Gross profit was $13.1 million for the three months ended June 30, 2024, compared to $12.7 million for the three months ended June 30, 2023. The increase in profitability for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to higher tons sold, production cost savings and lower freight costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $8.9 million for the three months ended June 30, 2024 compared to $9.0 million for the three months ended June 30, 2023, due to cost reduction measures put in place by management.
Interest Expense, net
We incurred $0.4 million and $0.2 million of net interest expense for the three months ended June 30, 2024 and 2023, respectively.
Income Tax Expense (Benefit)
For the three months ended June 30, 2024 and 2023, our effective tax rate was approximately 122.6% and (108.9)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of June 30, 2024, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of June 30, 2024, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net (Loss) Income
Net loss was $(0.4) million for the three months ended June 30, 2024 as compared to net income of $6.3 million for the three months ended June 30, 2023. Gross profit and operating income were consistent in both periods. Income taxes were the primary driver for the change in net income.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$150,739	$152,464	$(1,725)	(1)%
SmartSystems revenue	6,113	4,662	1,451	31%
Total revenue	156,852	157,126	(274)	—%
Cost of goods sold:
Sand cost of goods sold	127,870	128,932	(1,062)	(1)%
SmartSystems cost of goods sold	4,098	3,868	230	6%
Total cost of goods sold	131,968	132,800	(832)	(1)%
Gross profit	24,884	24,326	558	2%
Operating expenses:
Selling, general and administrative	19,221	19,717	(496)	(3)%
Depreciation and amortization	1,345	1,221	124	10%
Loss (gain) on disposal of fixed assets, net	6	1,913	(1,907)	(100)%
Total operating expenses	20,572	22,851	(2,279)	(10)%
Operating income	4,312	1,475	2,837	192%
Other income (expenses):
Loss on extinguishment of debt	(1,310)	—	(1,310)	Not meaningful
Interest expense, net	(882)	(664)	(218)	33%
Other income	171	207	(36)	(17)%
Total other expenses, net	(2,021)	(457)	(1,564)	342%
Income (loss) before income tax benefit	2,291	1,018	1,273	125%
Income tax expense (benefit)	2,937	(1,690)	4,627	274%
Net (loss) income	$(646)	$2,708	$(3,354)	(124)%
Revenues
Revenues were $156.9 million and tons sold were approximately 2,610,000 for the six months ended June 30, 2024. Revenues for the six months ended June 30, 2023 were $157.1 million, during which time we sold approximately 2,279,000 tons of sand. The key factors contributing to the change in revenues for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 were as follows:
•Sand revenue was relatively constant at $150.7 million for the six months ended June 30, 2024 versus $152.5 million for the six months ended June 30, 2023. Total volumes increased by approximately 15%, however, average sand prices were lower in the first half of 2024 as supply and demand shifts have become more in balance compared to the same period in 2023. We also recognized higher contractual shortfall revenue in the prior year.
•SmartSystems revenue, was approximately $6.1 million for the six months ended June 30, 2024 compared to $4.7 million for the six months ended June 30, 2023. The increase in SmartSystems revenue was due to higher utilization of our SmartSystems fleet and expanded use of our SmartBelt technology.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $132.0 million and $132.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Cost of goods sold remained relatively flat with slightly lower cost of production and reduced freight on a per ton basis due to a shift in delivery location and more tons sold at the minegate.
Gross Profit
Gross profit was $24.9 million and $24.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The gross profit for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was relatively consistent with higher sales volumes partially offset by lower average sales prices of our sand relative to the cost to produce and deliver products to our customers. SmartSystems contributed more to gross profit as a result of higher utilization.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $19.2 million for the six months ended June 30, 2024 compared to $19.7 million for the six months ended June 30, 2023, due to cost reduction measures put in place by management, which were partially offset by additional costs incurred related to financing activities. Additionally, in the first half of 2023, we recorded a $1.9 million net loss on disposal of fixed assets as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment.
Interest Expense, net
We incurred $0.9 million and $0.7 million of net interest expense for the six months ended June 30, 2024 and June 30, 2023, respectively.
Income Tax Expense (Benefit)
For the six months ended June 30, 2024 and June 30, 2023, our effective tax rate was approximately 128.2% and (166.0)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
As of June 30, 2024, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of June 30, 2024, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $0.6 million for the six months ended June 30, 2024 as compared to net income of $2.7 million for the six months ended June 30, 2023. Gross profit and operating income were consistent in both periods. Income taxes were the primary driver for the change in net income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per ton amounts)
Revenue	$73,800	$74,776	$156,852	$157,126
Cost of goods sold	60,727	62,087	131,968	132,800
Gross profit	13,073	12,689	24,884	24,326
Depreciation, depletion, and accretion of asset retirement obligations	6,715	6,356	13,411	12,515
Contribution margin	$19,788	$19,045	$38,295	$36,841
Contribution margin per ton	$15.53	$17.57	$14.67	$16.17
Total tons sold	1,274	1,084	2,610	2,279
Contribution margin was $19.8 million and $19.0 million, or $15.53 and $17.57 per ton sold, for the three months ended June 30, 2024 and 2023, respectively. Contribution margin was $38.3 million and $36.8 million, or $14.67 and $16.17 per ton sold, for the six months ended June 30, 2024 and 2023, respectively. The increase in overall contribution margin for both the three and six month periods ended June 30, 2024, when compared to the same periods in 2023, was primarily due to higher tons sold and the increased utilization of our SmartSystems fleet, as well as our focus on cost reduction measures throughout the Company.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(430)	$6,307	$(646)	$2,708
Depreciation, depletion and amortization	7,214	6,750	14,414	13,302
Income tax expense and other taxes	2,330	(3,288)	2,937	(1,690)
Interest expense	408	457	904	899
EBITDA	$9,522	$10,226	$17,609	$15,219
Net loss on disposal of fixed assets	3	25	6	1,913
Equity compensation	728	802	1,308	1,539
Acquisition and development costs	—	—	308	271
Loss on extinguishment of debt	1,310	—	1,310	—
Cash charges related to restructuring and retention of employees	41	18	149	18
Accretion of asset retirement obligations	249	235	498	435
Adjusted EBITDA	$11,853	$11,306	$21,188	$19,395
Adjusted EBITDA was $11.9 million for the three months ended June 30, 2024 compared to $11.3 million for the three months ended June 30, 2023. Adjusted EBITDA was $21.2 million for the six months ended June 30, 2024 compared to $19.4 million for the six months ended June 30, 2023. The increase in adjusted EBITDA for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to higher sales volumes and higher utilization of our SmartSystems fleet.
Free Cash Flow
Free cash flow, which we define as net cash provided by operating activities less purchases of property, plant and equipment, is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors and commercial banks, to measure the liquidity of our business.
Net cash provided by operating activities is the GAAP measure most directly comparable to free cash flows. Free cash flows should not be considered an alternative to net cash provided by operating activities presented in accordance with GAAP. Because free cash flows may be defined differently by other companies in our industry, our definition of free cash flows may

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of net cash provided by operating activities to free cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per ton amounts)
Net cash provided by operating activities	$14,882	$16,068	$11,019	$21,173
Purchases of property, plant and equipment	(1,354)	(5,227)	(3,000)	(9,245)
Free cash flow	$13,528	$10,841	$8,019	$11,928
Free cash flow was $13.5 million for the three months ended June 30, 2024 compared to $10.8 million for the three months ended June 30, 2023. Free cash flow was $8.0 million for the six months ended June 30, 2024 compared to $11.9 million for the six months ended June 30, 2023. The strong free cash flow for the three and six months ended June 30, 2024 was primarily due to management’s focus on reducing costs to operate and capital expenditures. Working capital pressure has also lessened as tons sold has remained consistently strong in the second quarter of 2024.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our ABL Credit Facility and other equipment financing sources. As of June 30, 2024, cash on hand was $6.3 million and we had $18.0 million in undrawn availability on our ABL Credit Facility. We are in the process of refinancing this facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Capital Requirements
We expect full year 2024 capital expenditures to be between $10.0 million and $13.0 million. Our expected capital expenditures for 2024 are primarily for process improvement and efficiency projects at our mine sites, upgrading mining equipment and the build out of our new Ohio terminals. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the ABL Credit Facility.
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our ABL Credit Facility. Our VFI Equipment Financing is secured by the majority of the Company’s SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of June 30, 2024 was $9.1 million. Minimum cash payments on this facility for the remainder of 2024 are anticipated to be $1.5 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of June 30, 2024 was $3.1 million. Minimum cash payments on these notes payable for the remainder of 2024 are anticipated to be $0.4 million. There was $2.0 million outstanding on our ABL Credit Facility as of June 30, 2024, which matures December 13, 2024. We are in the process of refinancing this facility.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of June 30, 2024 were $25.7 million. Minimum cash payments on operating leases for the remainder of 2024 are anticipated to be $6.4 million.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 13 years.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $19.7 million as of June 30, 2024.
Contractual Obligations
As of June 30, 2024, we had contractual obligations for the ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, some of our excavation and our wet sand processing activities have historically been limited during winter months. As a consequence, we typically have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we have overproduced sand to meet demand in the winter months. These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at two of our plant locations, which allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce some of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods.
Customer Concentration
For the six months ended June 30, 2024, revenue from Equitable Gas Corporation and Encino Energy accounted for 32.7% and 12.2%, respectively, of total revenue. For the six months ended June 30, 2023, EQT Production Corporation, Liberty Oilfield Services, and Enerplus Resources Corporation accounted for 30.6%, 10.2% and 8.7%, respectively, of total revenue.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2024.
Use of Estimates
The preparation of interim statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include but are

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

not limited to: impairment considerations of assets, including intangible assets, fixed assets, and inventory; estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; recoverability of deferred tax assets; inventory reserve; and the collectability of receivables; and certain liabilities.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a LIBOR rate or an alternate base rate (“ABR”). The applicable margin is 2.00% for LIBOR loans and 1.00% for ABR loans. There was $2.0 million outstanding borrowings under our ABL Credit Facility as of June 30, 2024. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the six months ended June 30, 2024 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2024.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2024, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
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
We are also subject to regulations by the U.S. Occupational Safety and Health Administration, which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In April 2024, MSHA adopted its final rule lowering the permissible exposure limit for respirable crystalline silica, establishing an action level for respirable crystalline silica, implementing medical surveillance for metal/non-metal mines and updating the respiratory protection standard. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. We do not expect this to have a material affect on the Company or its operations.
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

Smart Sand, Inc.

August 13, 2024	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

August 13, 2024	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)