Form 10-Q
period 2024-09-30
Smart Sand, Inc.
filed 2024-11-12
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Number of shares of common stock outstanding, par value $0.001 per share, as of November 5, 2024: 42,919,298

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“Former ABL Credit Facility”, “Former ABL Credit Agreement”, “Former ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “Former ABL Credit Facility”) pursuant to: (i) a Former ABL Credit Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as amended from time to time (as amended, the “Former ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent, as amended from time to time (as amended, the “Security Agreement”). This facility was terminated on September 3, 2024.

“FCB ABL Credit Facility”, “FCB Credit Agreement”, “FCB Security Agreement”	On September 3, 2024, the Company entered into a new five-year senior secured asset-based credit facility (the “FCB ABL Credit Facility”) pursuant to: (i) a credit agreement among the Company, the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (the “FCB Credit Agreement”); and (ii) a guarantee and collateral agreement among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent (the “FCB Security Agreement”).

“Oakdale Equipment Financing”, “MLA”	The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA was structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing was considered a lease under article 2A of the Uniform Commercial Code but was considered a financing arrangement (and not a lease) for accounting or financial reporting purposes. The MLA and all schedules were paid and full and terminated on June 28, 2024.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,215	$6,072
Accounts receivable	24,164	23,231
Unbilled receivables	2,743	2,561
Inventory	27,839	26,823
Prepaid expenses and other current assets	2,786	3,217
Total current assets	64,747	61,904
Property, plant and equipment, net	241,889	255,092
Operating lease right-of-use assets	22,742	23,265
Intangible assets, net	5,282	5,876
Other assets	1,151	163
Total assets	$335,811	$346,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,860	$16,041
Accrued expenses and other liabilities	12,427	11,024
Deferred revenue	1,351	1,154
Current portion of long-term debt	3,664	15,711
Current portion of operating lease liabilities	9,497	10,536
Total current liabilities	37,799	54,466
Long-term debt	9,906	3,449
Long-term operating lease liabilities	13,964	14,056
Deferred tax liabilities, net	9,884	12,101
Asset retirement obligations	20,670	19,923
Other non-current liabilities	38	38
Total liabilities	92,261	104,033
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 46,573,353 issued and 39,016,629 outstanding at September 30, 2024; 45,858,022 issued and 38,486,762 outstanding at December 31, 2023	39	39
Treasury stock, at cost, 7,556,724 and 7,371,260 shares at September 30, 2024 and December 31, 2023, respectively	(14,624)	(14,249)
Additional paid-in capital	184,390	181,973
Retained earnings	73,795	74,539
Accumulated other comprehensive loss	(50)	(35)
Total stockholders’ equity	243,550	242,267
Total liabilities and stockholders’ equity	$335,811	$346,300

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$62,232	$74,869	$212,971	$227,332
SmartSystems revenue	926	2,031	7,038	6,694
Total revenue	63,158	76,900	220,009	234,026
Cost of goods sold:
Sand cost of goods sold	55,601	61,490	183,470	189,878
SmartSystems cost of goods sold	1,070	1,012	5,168	5,424
Total cost of goods sold	56,671	62,502	188,638	195,302
Gross profit	6,487	14,398	31,371	38,724
Operating expenses:
Selling, general and administrative	9,703	8,917	28,924	28,634
Depreciation and amortization	633	647	1,978	1,868
Loss (gain) on disposal of fixed assets, net	1,063	(92)	1,069	1,821
Total operating expenses	11,399	9,472	31,971	32,323
Operating income	(4,912)	4,926	(600)	6,401
Other income (expenses):
Loss on extinguishment of debt	(31)	—	(1,341)	—
Interest expense, net	(344)	(276)	(1,226)	(940)
Other income	53	198	224	405
Total other expenses, net	(322)	(78)	(2,343)	(535)
Income (loss) before income tax expense (benefit)	(5,234)	4,848	(2,943)	5,866
Income tax expense (benefit)	(5,136)	(1,879)	(2,199)	(3,569)
Net (loss) income	$(98)	$6,727	$(744)	$9,435
Net (loss) income per common share:
Basic	$—	$0.18	$(0.02)	$0.24
Diluted	$0.00	$0.18	$(0.02)	$0.24
Weighted-average number of common shares:
Basic	38,926	38,253	38,735	39,153
Diluted	38,926	38,412	38,735	39,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(98)	$6,727	$(744)	$9,435
Other comprehensive (loss) income:
Foreign currency translation adjustment	38	(147)	(15)	(254)
Comprehensive (loss) income	$(60)	$6,580	$(759)	$9,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Nine Months Ended September 30, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Vesting of restricted stock	288,817	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	642	—	—	642
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	17,891	—	—	—	25	—	—	25
Restricted stock buy back	(87,462)	—	87,462	(170)	—	—	—	(170)
Net loss	—	—	—	—	—	(216)	—	(216)
Balance at March 31, 2024	38,706,008	$39	7,458,722	$(14,419)	$182,646	$74,323	$(61)	242,528
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Vesting of restricted stock	89,911	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	840	—	—	840
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Restricted stock buy back	(24,702)	—	24,702	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	(430)	—	(430)
Balance at June 30, 2024	38,771,217	$39	7,483,424	$(14,471)	$183,492	$73,893	$(88)	$242,865
Foreign currency translation adjustment	—	—	—	—	—	—	38	38
Vesting of restricted stock	303,087	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	866	—	—	866
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	15,625	—	—	—	26	—	—	26
Restricted stock buy back	(73,300)	—	73,300	(153)	—	—	—	(153)
Net loss	—	—	—	—	—	(98)	—	(98)
Balance at September 30, 2024	39,016,629	39	7,556,724	(14,624)	184,390	73,795	(50)	$243,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nine Months Ended September 30, 2023

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Vesting of restricted stock	4,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	779	—	—	779
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	21,810	—	—	—	33	—	—	33
Purchase of treasury stock	(5,175,688)	(5)	5,175,688	(8,845)	—	—	—	(8,850)
Restricted stock buy back	(1,618)	—	1,618	(3)	—	—	—	(3)
Net loss	—	—	—	—	—	(3,599)	—	(3,599)
Balance at March 31, 2023	37,937,360	$38	7,188,267	$(13,923)	$179,205	$66,291	$161	231,772
Foreign currency translation adjustment	—	—	—	—	—	—	(41)	(41)
Vesting of restricted stock	228,036	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	833	—	—	833
Employee stock purchase plan compensation	—	—	—	—	8	—	—	8
Restricted stock buyback	(48,131)	—	48,131	(77)	—	—	—	(77)
Net income	—	—	—	—	—	6,307	—	6,307
Balance at June 30, 2023	38,117,265	$38	7,236,398	$(14,000)	$180,046	$72,598	$120	$238,802
Foreign currency translation adjustment	—	—	—	—	—	—	(147)	(147)
Vesting of restricted stock	247,368	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	860	—	—	860
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	16,611	—	—	—	23	—	—	23
Purchase of treasury stock	(69,530)	—	69,530	(124)	—	—	—	(124)
Net income	—	—	—	—	—	6,727	—	6,727
Balance at September 30, 2023	38,311,714	$38	7,305,928	$(14,124)	$180,934	$79,325	$(27)	$246,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities:
Net (loss) income	$(744)	$9,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	21,090	20,359
Amortization of intangible assets	596	596
Net loss on disposal of fixed assets	1,069	1,821
Amortization of deferred financing cost	89	79
Accretion of debt discount	92	140
Loss on extinguishment of debt	1,341	—
Deferred income taxes	(2,217)	(4,096)
Stock-based compensation, net	2,348	2,472
Employee stock purchase plan compensation	18	20
Changes in assets and liabilities:
Accounts receivable	(933)	11,888
Unbilled receivables	(181)	(244)
Inventory	(1,015)	(5,770)
Prepaid expenses and other assets	(39)	4,856
Deferred revenue	196	(4,942)
Accounts payable	(6,219)	(3,871)
Accrued and other expenses	1,338	907
Net cash provided by operating activities	16,829	33,650
Investing activities:
Purchases of property, plant and equipment	(5,135)	(16,126)
Proceeds from disposal of assets	81	123
Net cash used in investing activities	(5,054)	(16,003)
Financing activities:
Proceeds from the issuance of notes payable	9,755	—
Repayments of notes payable	(9,540)	(8,952)
Proceeds from revolving credit facility	16,975	15,000
Repayment of revolving credit facility	(24,975)	(15,000)
Payments under finance leases	(167)	(323)
Payment of deferred financing and debt issuance costs	(1,129)	—
Payment for debt extinguishment costs	(1,227)	—
Employee stock purchase plan issuance	51	56
Purchase of treasury stock	(375)	(4,629)
Net cash used in financing activities	(10,632)	(13,848)
Net increase (decrease) in cash and cash equivalents	1,143	3,799
Cash and cash equivalents at beginning of year	6,072	5,510
Cash and cash equivalents at end of period	$7,215	$9,309
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,517	$2,351
Treasury stock purchased with debt	$—	$4,425
Fixed assets purchased with debt	$2,214	$—
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
Sand Mines and Processing Facilities
The Company’s integrated Oakdale, Wisconsin facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines, the Canadian Pacific Railway through its onsite rail terminal and the Union Pacific Railway through its nearby Byron, Wisconsin facility. The Company commenced operations at its mine and processing facility near Oakdale, Wisconsin in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. The annual processing capacity at the Oakdale facility is approximately 5.5 million tons.
In September 2020, the Company acquired two frac sand mines and related processing facilities in Ottawa, Illinois and New Auburn, Wisconsin. The annual processing capacity at the Ottawa, Illinois facility is approximately 1.6 million tons and it has access to the Class I Burlington Northern Santa Fe railway through the Company’s nearby Peru, Illinois transload facility. The Company began operating the Ottawa, Illinois mine and Peru, Illinois transload facility in October 2020. The Company currently has no plans to operate the New Auburn facility for the foreseeable future.
In March 2022, the Company acquired a frac sand mine and processing facility in Blair, Wisconsin. The annual processing capacity at the Blair facility is approximately 2.9 million tons and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company commenced operations at the Blair facility in April 2023.
Transload & Logistics Solutions
The Company also offers proppant logistics solutions to its customers through, among other things, its network of in-basin transloading terminals and its SmartSystemsTM wellsite proppant storage and management capabilities. The Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada. The Company’s network of terminals and rail line access enables it to provide cost-effective delivery options to its customers.
The Company has several in-basin rail terminals. The Company acquired rights in March 2018 to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. In 2020, the Company, as part of its acquisition of the Ottawa, Illinois facility, obtained rights to use a rail terminal located in El Reno, Oklahoma. In September 2021, the Company acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations, which became operational in January 2022 and was further expanded in the fourth quarter of 2023. In December 2023 and January 2024, the Company acquired rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively, which service the Appalachian Basin. The Minerva terminal became operational in the second quarter of 2024 and the Dennison terminal became operational in the third quarter of 2024.
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
Revision of Previously Issued Financial Statements
The Company has reclassified some prior year line items on its condensed consolidated statements of operations to conform to the current financial statement presentation. These reclassifications have no effect on previously reported total revenue or net income. The Company changed the names and types of revenue and cost of goods sold that are reported on each line item on its statements of operations. Sand revenue and cost of goods sold now includes sand sales, shortfall, railcar rental, and transportation. SmartSystems revenue and cost of goods sold is primarily the rental of our patented SmartSystems equipment and related services provided to customers. There has been no change in the manner in which we recognize revenue or costs.
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
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of September 30, 2024 and December 31, 2023, the Company included $522 in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
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

NOTE 3 — Inventory
Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw material	$574	$467
Work in progress	7,754	9,391
Finished goods	9,216	8,244
Spare parts	10,295	8,721
Total inventory	$27,839	$26,823

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2024	December 31, 2023
Machinery, equipment and tooling	$41,832	$40,632
SmartSystems	32,299	30,651
Vehicles	3,800	4,082
Furniture and fixtures	1,368	1,466
Plant and building	218,055	213,756
Real estate properties	6,980	7,209
Railroad and sidings	35,728	35,491
Land and land improvements	40,704	40,519
Asset retirement obligations	22,910	22,910
Mineral properties	7,442	7,442
Deferred mining costs	3,838	3,802
Construction in progress	4,612	6,270
	419,568	414,230
Less: accumulated depreciation and depletion	177,679	159,138
Total property, plant and equipment, net	$241,889	$255,092
Depreciation expense was $6,946 and $6,776 for the three months ended September 30, 2024 and 2023, respectively, and $20,924 and $19,661 for the nine months ended September 30, 2024 and 2023, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the three months ended September 30, 2024, the Company relocated its manufacturing facility from Saskatoon, Canada to Oakdale, Wisconsin in the United States and recorded a net loss of $1,063 on the disposal of fixed assets related to this relocation.

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2024	December 31, 2023
Employee related expenses	$1,988	$1,767
Accrued equipment expense	201	524
Accrued professional fees	641	461
Accrued royalties	2,652	3,149
Accrued freight and delivery charges	1,872	2,066
Accrued real estate tax	2,061	1,044
Accrued utilities	1,225	604
Sales tax liability	366	486
Income tax payable	817	865
Other accrued liabilities	604	58
Total accrued liabilities	$12,427	$11,024

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Former ABL Credit Facility	$—	$8,000
VFI Equipment Financing	2,432	—
Oakdale Equipment Financing	—	6,462
Notes payable	1,034	1,011
Finance leases	198	238
Current portion of long-term debt	$3,664	$15,711

Long-term debt, net of current portion consists of the following:

	September 30, 2024	December 31, 2023
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing	6,793	—
Oakdale Equipment Financing	—	1,388
Notes payable	2,723	1,519
Finance leases	390	542
Long-term debt	$9,906	$3,449

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The follow summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2024	$—	$735	$266	$59	$1,060
2025	—	2,940	1,217	272	4,429
2026	—	2,940	1,148	262	4,350
2027	—	2,940	888	65	3,893
2028	—	1,225	538	7	1,770
2029 and thereafter	—	—	240	—	240
Total minimum payments	—	10,780	4,297	665	15,742
Amount representing interest	—	(1,555)	(540)	(77)	(2,172)
Present value of payments				588
Less: current portion	—	(2,432)	(1,034)	(198)	(3,664)
Total long-term debt	$—	$6,793	$2,723	$390	$9,906

FCB ABL Credit Facility
On September 3, 2024, the Company entered into a $30,000 five-year senior secured asset-based credit facility with First-Citizens Bank & Trust Company. The FCB ABL Credit Facility provides for non-amortizing revolving loans in an aggregate principal amount of up to $30,000, subject to a borrowing base comprised of eligible inventory and accounts receivable. Additionally, obligations under the FCB ABL Credit Facility are guaranteed by certain of our wholly-owned domestic subsidiaries and secured by a first-priority security interest in certain non-real estate assets. Borrowings under the FCB ABL Credit Facility bear interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 2.75%.
The ABL Credit Facility contains a number of covenants that, among other things, restrict our ability to incur liens or other indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, the FCB ABL Credit Facility requires us in certain limited circumstances to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. The FCB ABL Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type. The Company was compliant with all requirements of this facility.
The available borrowing amount under the FCB ABL Credit Facility as of September 30, 2024 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of September 30, 2024. The combined weighted average interest rate for all variable debt for the nine months ended September 30, 2024 was 8.04%.
Former ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. This facility was terminated on September 3, 2024.
VFI Equipment Financing
On June 28, 2024, the Company entered into an equipment financing arrangement with VFI with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 8.56%. The Company used the net proceeds to repay in full and terminate the Oakdale Equipment Financing, and the remainder was added to working capital. The VFI Equipment Financing matures on May 8, 2028. The Company has the right to reacquire the underlying equipment on the lease schedule upon maturity for one dollar.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility were pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bore interest at a fixed rate of 5.79%. This facility was paid in full and terminated on June 28, 2024.
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of September 30, 2024, these notes payable bear interest at rates between 3.99% and 8.49%.
On February 28, 2023, the Company purchased 5,176 shares of the Company’s common stock from Clearlake Capital Partners II (Master), L.P., an affiliate of Clearlake Capital Group (“Clearlake”), for $8,850, of which $4,425 was paid in cash and the remainder was financed through an unsecured promissory note, bearing interest of 10.00%, issued to Clearlake. This purchase represented all of the common stock previously owned by Clearlake and approximately 11.3% outstanding shares of the Company’s common stock as of immediately prior to the purchase. At the time of purchase, Clearlake was a related party to the Company, and José Feliciano, the Co-Founder and Managing Partner of Clearlake, was on our board of directors. The promissory note was repaid in May 2023 and Mr. Feliciano resigned from our board of directors as of December 31, 2023.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Right-of-use assets
Operating	Operating right-of-use assets	$22,742	$23,265
Financing	Property, plant and equipment, net	582	908
Total right-of use assets		$23,324	$24,173

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$23,461	$24,592
Financing	Long-term debt, current and long-term portions	588	780
Total lease liabilities		$24,049	$25,372
Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of right-of-use assets	$58	$89	$173	$232
Interest on lease liabilities	14	21	48	55
Operating lease cost	3,452	3,692	10,232	10,305
Short-term lease cost	4	9	22	27
Total lease cost	$3,528	$3,811	$10,475	$10,619

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$49	$55
Operating cash flows used for operating leases	$10,823	$11,112
Financing cash flows used for finance leases	$167	$323

Right-of-use assets obtained in exchange for new operating lease liabilities	$9,033	$7,805

Weighted average remaining lease term - finance leases	2.6 years	3.4 years
Weighted average discount rate - finance leases	9.56%	9.63%
Weighted average remaining lease term - operating leases	2.8 years	2.7 years
Weighted average discount rate - operating leases	7.10%	6.32%

Maturities of the Company’s lease liabilities as of September 30, 2024 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$2,583	$59	$2,642
2025	10,639	272	10,911
2026	6,665	262	6,927
2027	3,842	65	3,907
2028	1,750	7	1,757
Thereafter	472	—	472
Total cash lease payments	25,951	665	26,616
Less: amounts representing interest	(2,490)	(77)	(2,567)
Total lease liabilities	$23,461	$588	$24,049

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $20,670 as of September 30, 2024. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2023	$19,923
Accretion expense	747
Balance at September 30, 2024	$20,670

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 9 — Revenue
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by type and percentage of total revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sand revenue	$62,232	99%	$74,869	97%	$212,971	97%	$227,332	97%
SmartSystems revenue	926	1%	2,031	3%	7,038	3%	6,694	3%
Total revenue	$63,158	100%	$76,900	100%	$220,009	100%	$234,026	100%
The Company recorded $1,154 of deferred revenue on the consolidated balance sheet as of December 31, 2023, all of which has been recognized in the nine months ended September 30, 2024. As of September 30, 2024, the Company had $106,508 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $24,191 and $82,317 in the remainder of 2024 and 2025, respectively.

NOTE 10 — Earnings Per Share

Basic net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of shares of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although shares of restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,158 and 1,915 for the three months ended September 30, 2024 and 2023, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,158 and 1,922 for the nine months ended September 30, 2024 and 2023, respectively. In periods with a net loss, there is no difference between basic and diluted net loss per share of common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net (loss) income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding	38,926	38,253	38,735	39,153
Assumed conversion of restricted stock	—	159	—	86
Diluted weighted average common stock outstanding	38,926	38,412	38,735	39,239

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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
For the three months ended September 30, 2024 and 2023, the effective tax rate was approximately 98.1% and (38.8)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the nine months ended September 30, 2024 and 2023, the effective tax rate was approximately 74.7% and (60.8)%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. For the three and nine months ended September 30, 2024 and 2023, the statutory tax rate was 21.0%. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2023. There was no material change for the nine months ended September 30, 2024.
The Company determined that it is more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2023, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $874. There was no material change for the three and nine months ended September 30, 2024.
The Company’s federal income tax returns subsequent to 2017 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 12 — Concentrations
As of September 30, 2024, four customers accounted for 71% of the Company’s total accounts receivable. As of December 31, 2023, four customers accounted for 70% of the Company’s total accounts receivable.
During the three months ended September 30, 2024, 67% of the Company’s revenues were earned from four customers. During the three months ended September 30, 2023, 40% of the Company’s revenues were earned from two customers. During the nine months ended September 30, 2024, 54% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2023, 41% of the Company’s revenues were earned from two customers.
As of September 30, 2024, two vendors accounted for 26% of the Company’s accounts payable. As of December 31, 2023, one vendor accounted for 11% of the Company’s accounts payable.
During the three months ended September 30, 2024, two vendors accounted for 33% of the Company’s cost of goods sold. During the three months ended September 30, 2023, one vendor accounted for 21% of the Company’s cost of goods sold. During the nine months ended September 30, 2024, two vendors accounted for 36% of the Company’s cost of goods sold. During the nine months ended September 30, 2023, two vendors accounted for 33% of the Company’s cost of goods sold.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
On April 22, 2019 and September 29, 2021, Cory Berg, et al. and Leland Drangstveit, et al., respectively (collectively, the “Plaintiffs”), filed complaints and an amended complaint in separate actions against Blair, certain of its subcontractors and its and their respective insurance companies in the Circuit Court of the State of Wisconsin in and for Trempealeau County (Case Nos. 19-CV-65 and 19-CV-66, respectively). The Plaintiffs allege that Blair and its subcontractors were negligent and created a nuisance by, among other things, generating excessive noise, light and dust. The Plaintiffs are seeking unspecified monetary damages and other relief. The insurance companies included as defendants have asserted counterclaims seeking declarations as to their rights and liabilities under their respective applicable commercial general liability insurance policies. HCR has agreed under the Purchase Agreement to indemnify the Company for any actions or omissions of HCR or its affiliates (including Blair) that occurred prior to the closing of the Company’s acquisition of Blair. In late August, several of the defendants, including Blair, agreed to settlement terms with the Plaintiffs, and the parties expect to finalize settlement paperwork in the fourth quarter, which will result in a dismissal with prejudice of all claims against Blair.
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of September 30, 2024 was $19,727.

NOTE 14 — Subsequent Events
On October 3, 2024, the Board of Directors of the Company declared a special dividend of $0.10 per share of common stock, which was paid on October 28, 2024 to stockholders of record at the close of business on October 15, 2024.
On October 3, 2024, the Board of Directors of the Company also approved an eighteen month share repurchase program under which the Company may purchase up to $10.0 million of its ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase its ordinary shares from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. The Company may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time at the Company’s discretion.

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
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility, which has access to both the Canadian Pacific and Union Pacific rail networks, is approximately 5.5 million tons. In 2020, we acquired our Ottawa, Illinois mine and processing facility, which has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe rail network. In March 2022, we acquired our Blair, Wisconsin facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National rail network. We commenced operations at the Blair facility in the second quarter of 2023. Our total annual processing capacity of our operating facilities is approximately 10.0 million tons.
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
We offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems provide our customers with the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. This capability creates efficiencies, flexibility, enhanced safety and reliability for customers. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, SmartPath transloader, SmartBelt conveyor, and our rapid deployment trailers. Our SmartDepot silos include passive and active dust suppression technology, along with the capability of a gravity-fed operation. Our SmartPath transloader is designed to work with bottom dump trailers and features a drive over conveyor, surge bin, and dust collection system. Our SmartBelt conveyor is designed to work with our SmartPath transloader to directly feed sand into the blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, which allows for efficient removal from the wellsite during operation. We believe the system has the ability to keep up with any hydraulic fracturing operation. We have also developed a proprietary software program, the SmartSystem Tracker™, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them reduce their carbon footprint in their daily operations.
We have expanded our product line to offer industrial sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Ottawa, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business. While sales of IPS to customers were a small portion of our overall sand sales in 2022 and 2023, going forward, we expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future.
During 2023 and through the third quarter of 2024, supply and demand for Northern White Sand has been in relative balance. We saw an increase in the volume of sand sold in the first half of 2023 followed by a slowdown in activity later in the year due to customers having frontloaded their budgeted spending earlier in the year. Activity also improved in the first half of 2024 as customers ramped up activity based on 2024 budget plans followed by a decline in the third quarter of 2024. Pricing for

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

sand has trended downward since the second half of 2023 due to stabilized supply and demand. High levels of inflation led to increasing operating expenses in 2023, which have continued at increased levels through the third quarter of 2024. Softening economic activities in certain countries, the continuation of the war in Ukraine, the conflicts in the Middle East, along with President Biden’s pause on liquified natural gas export permits could impact oil and natural gas prices and overall oil and gas activity thereby leading to substantial volatility in demand and pricing in the future. The continued volatility in oil and natural gas demand and the current availability of sufficient supply of sand has led to continued reluctance by some customers to enter into long-term contracts. As such, some customers have instead trended toward purchasing their frac sand supply in the spot market or under short term supply agreements at current market prices. We cannot predict macroeconomic events or if pricing trends for our products will continue, increase, decrease or stabilize.
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, competitors in the Northern White frac sand market have shuttered or idled operations at certain facilities due to the higher demand for finer sands and due to lower cost regional sand sources that have eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
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

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

Revenues:
Sand revenue	$62,232	$74,869	$(12,637)	(17)%
SmartSystems revenue	926	2,031	(1,105)	(54)%
Total revenue	63,158	76,900	(13,742)	(18)%
Cost of goods sold:
Sand cost of goods sold	55,601	61,490	(5,889)	(10)%
SmartSystems cost of goods sold	1,070	1,012	58	6%
Total cost of goods sold	56,671	62,502	(5,831)	(9)%
Gross profit	6,487	14,398	(7,911)	(55)%
Operating expenses:
Selling, general and administrative	9,703	8,917	786	9%
Depreciation and amortization	633	647	(14)	(2)%
Loss (gain) on disposal of fixed assets, net	1,063	(92)	1,155	1,255%
Total operating expenses	11,399	9,472	1,927	20%
Operating income	(4,912)	4,926	(9,838)	(200)%
Other income (expenses):
Loss on extinguishment of debt	(31)	—	(31)	Not meaningful
Interest expense, net	(344)	(276)	(68)	25%
Other income	53	198	(145)	(73)%
Total other expenses, net	(322)	(78)	(244)	313%
Income (loss) before income tax expense (benefit)	(5,234)	4,848	(10,082)	(208)%
Income tax expense (benefit)	(5,136)	(1,879)	(3,257)	173%
Net (loss) income	$(98)	$6,727	$(6,825)	(101)%
Revenues
Revenues were $63.2 million and tons sold were approximately 1,189,000 for the three months ended September 30, 2024. Revenues for the three months ended September 30, 2023 were $76.9 million, during which time we sold approximately 1,219,000 tons of sand. The key factors contributing to the revenues for the three months ended September 30, 2024 being lower, as compared to the three months ended September 30, 2023 were as follows:
•Sand revenue was 17% lower at $62.2 million for the three months ended September 30, 2024 versus $74.9 million for the three months ended September 30, 2023. The lower sand revenue was due to lower sand volumes sold along with lower average sand prices.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

•SmartSystems revenue was approximately $0.9 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023. The decrease in SmartSystems revenue was due to lower utilization of our SmartSystems fleet.
Cost of Goods Sold
Cost of goods sold was $56.7 million and $62.5 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in cost of goods sold for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to reduced costs of production on lower volumes sold and cost initiatives to reduce labor and maintenance expenses.
Gross Profit
Gross profit was $6.5 million for the three months ended September 30, 2024, compared to $14.4 million for the three months ended September 30, 2023. The decline in profitability for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to the combination of lower sales volumes and lower average sales prices on our products.
Operating Expenses
Selling, general and administrative expenses increased to $9.7 million for the three months ended September 30, 2024 compared to $8.9 million for the three months ended September 30, 2023, due primarily to $1.3 million in banking and legal fees associated with refinancing our ABL facility. Additionally, in September 2024, we closed our Saskatoon, Canada manufacturing facility and relocated it to the United States. We recorded a net loss of $1.1 million on the disposal of fixed assets related to this facility.
Interest Expense, net
We incurred $0.3 million and $0.3 million of net interest expense for the three months ended September 30, 2024 and 2023, respectively.
Income Tax Expense (Benefit)
For the three months ended September 30, 2024 and 2023, our effective tax rate was approximately 98.1% and (38.8)%, respectively. To estimate the interim period income tax expense (benefit), the company calculates the estimated effective tax rate for the full year and applies that rate to the net income for the period. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items that are specific to our Company.
As of September 30, 2024, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of September 30, 2024, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net (Loss) Income
Net loss was $(0.1) million for the three months ended September 30, 2024 as compared to net income of $6.7 million for the three months ended September 30, 2023. Gross profit was negatively affected in the current period by the decline in sales and as well as increased operating expenses due to the ABL refinancing and closure of the Saskatoon facility.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$212,971	$227,332	$(14,361)	(6)%
SmartSystems revenue	7,038	6,694	344	5%
Total revenue	220,009	234,026	(14,017)	(6)%
Cost of goods sold:
Sand cost of goods sold	183,470	189,878	(6,408)	(3)%
SmartSystems cost of goods sold	5,168	5,424	(256)	(5)%
Total cost of goods sold	188,638	195,302	(6,664)	(3)%
Gross profit	31,371	38,724	(7,353)	(19)%
Operating expenses:
Selling, general and administrative	28,924	28,634	290	1%
Depreciation and amortization	1,978	1,868	110	6%
Loss (gain) on disposal of fixed assets, net	1,069	1,821	(752)	(41)%
Total operating expenses	31,971	32,323	(352)	(1)%
Operating income	(600)	6,401	(7,001)	(109)%
Other income (expenses):
Loss on extinguishment of debt	(1,341)	—	(1,341)	Not meaningful
Interest expense, net	(1,226)	(940)	(286)	30%
Other income	224	405	(181)	(45)%
Total other expenses, net	(2,343)	(535)	(1,808)	338%
Income (loss) before income tax benefit	(2,943)	5,866	(8,809)	(150)%
Income tax expense (benefit)	(2,199)	(3,569)	1,370	38%
Net (loss) income	$(744)	$9,435	$(10,179)	(108)%
Revenues
Revenues were $220.0 million and tons sold were approximately 3,799,000 for the nine months ended September 30, 2024. Revenues for the nine months ended September 30, 2023 were $234.0 million, during which time we sold approximately 3,498,000 tons of sand. The key factors contributing to the change in revenues for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 were as follows:
•Sand revenue declined to $213.0 million for the nine months ended September 30, 2024 versus $227.3 million for the nine months ended September 30, 2023. Total volumes increased by approximately 9%, however, average sand prices were lower in 2024 as supply and demand shifts have become more in balance compared to the same period in 2023. We also recognized higher contractual shortfall revenue in the prior year.
•SmartSystems revenue, was approximately $7.0 million for the nine months ended September 30, 2024 compared to $6.7 million for the nine months ended September 30, 2023. The increase in SmartSystems revenue was due to slightly higher utilization our SmartSystems fleet in early 2024.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Cost of goods sold was $188.6 million and $195.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Cost of goods sold remained relatively flat with reduced freight on a per ton basis due to a shift in delivery location and more tons sold at the minegate, partially offset by higher total cost of production due to higher volumes sold.
Gross Profit
Gross profit was $31.4 million and $38.7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The gross profit for the nine months ended September 30, 2024 was lower, compared to the nine months ended September 30, 2023, due primarily to lower average sales prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Selling, general and administrative expenses were consistent in total at $28.9 million for the nine months ended September 30, 2024 compared to $28.6 million for the nine months ended September 30, 2023. Cost reduction efforts in most SG&A accounts were largely offset by higher royalties on larger sales volumes and bank and legal fees associated with the refinancing of our Former ABL Credit Facility. Additionally, in September 2024, we closed our Saskatoon manufacturing facility and disposed of fixed assets there and recorded a net loss on the disposal of $1.1 million, compared to a $1.9 million net loss on disposal of fixed assets in 2023 as we reconfigured one of our wet plants to increase the efficiency of its operations and upgraded some of our mining equipment.
Interest Expense, net
We incurred $1.2 million and $0.9 million of net interest expense for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2024 and September 30, 2023, our effective tax rate was approximately 74.7% and (60.8)%, respectively. To estimate the interim period income tax expense (benefit), the company calculates the estimated effective tax rate for the full year and applies that rate to the net income for the period. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state apportionment changes, among other items that are specific to our Company.
As of September 30, 2024, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of September 30, 2024, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $0.7 million for the nine months ended September 30, 2024 as compared to net income of $9.4 million for the nine months ended September 30, 2023. Gross profit was negatively affected in the current period by the decline in sales.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per ton amounts)
Revenue	$63,158	$76,900	$220,009	$234,026
Cost of goods sold	56,671	62,502	188,638	195,302
Gross profit	6,487	14,398	31,371	38,724
Depreciation, depletion, and accretion of asset retirement obligations	6,700	6,573	20,111	19,088
Contribution margin	$13,187	$20,971	$51,482	$57,812
Contribution margin per ton	$11.09	$17.20	$13.55	$16.53
Total tons sold	1,189	1,219	3,799	3,498
Contribution margin was $13.2 million and $21.0 million, or $11.09 and $17.20 per ton sold, for the three months ended September 30, 2024 and 2023, respectively. Contribution margin was $51.5 million and $57.8 million, or $13.55 and $16.53 per ton sold, for the nine months ended September 30, 2024 and 2023, respectively. The decline in overall contribution margin for both the three and nine month periods ended September 30, 2024, when compared to the same periods in 2023, was primarily due to lower average selling price of our sand, partially mitigated by cost reduction measures throughout the Company.
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

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(98)	$6,727	$(744)	$9,435
Depreciation, depletion and amortization	7,161	6,985	21,574	20,285
Income tax expense and other taxes	(5,136)	(1,879)	(2,199)	(3,569)
Interest expense	383	304	1,286	1,203
EBITDA	$2,310	$12,137	$19,917	$27,354
Net loss on disposal of fixed assets	1,063	(92)	1,069	1,821
Equity compensation	765	850	2,072	2,388
Acquisition and development costs	8	70	316	341
Loss on extinguishment of debt	31	—	1,341	—
Cash charges related to restructuring and retention of employees	—	—	148	18
Bank and legal costs related to financing not closed	1,294	—	1,294	—
Accretion of asset retirement obligations	249	235	747	670
Adjusted EBITDA	$5,720	$13,200	$26,904	$32,592
Adjusted EBITDA was $5.7 million for the three months ended September 30, 2024 compared to $13.2 million for the three months ended September 30, 2023. The lower Adjusted EBITDA for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was due to the combination of lower sales volumes and lower average sales prices of our sand. Adjusted EBITDA was $26.9 million for the nine months ended September 30, 2024 compared to $32.6 million for the nine months ended September 30, 2023. The decrease in adjusted EBITDA for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to lower average sales prices of our sand.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per ton amounts)
Net cash provided by operating activities	$5,810	$12,477	$16,829	$33,650
Purchases of property, plant and equipment	(2,135)	(6,881)	(5,135)	(16,126)
Free cash flow	$3,675	$5,596	$11,694	$17,524
Free cash flow was $3.7 million for the three months ended September 30, 2024 compared to $5.6 million for the three months ended September 30, 2023. Free cash flow was $11.7 million for the nine months ended September 30, 2024 compared to $17.5 million for the nine months ended September 30, 2023. The positive free cash flow for the three and nine months ended September 30, 2024 was primarily due to management’s focus on reducing operating expenses and focus on lower capital expenditures. The decline in average selling prices in 2024 has negatively affected free cash flow.
Liquidity and Capital Resources
In September 2024 we refinanced our former $20.0 million ABL facility to a new $30.0 million FCB ABL facility. Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of September 30, 2024, cash on hand was $7.2 million and we had $30.0 million in undrawn availability on our FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Dividends and Share Repurchase Program
On October 3, 2024, the Smart Sand Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on October 28, 2024 to stockholders of record at the close of business on October 15, 2024. The initial dividend payment was approximately $3.9 million.
On October 3, 2024, the Smart Sand Board of Directors also approved an eighteen-month share repurchase program under which we may purchase up to $10.0 million of our ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate management to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time.

SMART SAND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Capital Requirements
We expect full year 2024 capital expenditures to be between $8.0 million and $10.0 million. Our expected capital expenditures for 2024 are primarily for process improvement and efficiency projects at our mine sites, upgrading mining equipment and the build out of our new Ohio terminals. We expect to fund these capital expenditures with cash from operations, equipment financing options available to us or borrowings under the FCB ABL Credit Facility.
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of the Company’s SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of September 30, 2024 was $9.2 million. Minimum cash payments on this facility for the remainder of 2024 are anticipated to be $0.7 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of September 30, 2024 was $3.8 million. Minimum cash payments on these notes payable for the remainder of 2024 are anticipated to be $0.3 million. There were no outstanding borrowings on our FCB ABL Credit Facility as of September 30, 2024.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of September 30, 2024 were $23.5 million. Minimum cash payments on operating leases for the remainder of 2024 are anticipated to be $2.6 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 13 years.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $19.7 million as of September 30, 2024.
Contractual Obligations
As of September 30, 2024, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Customer Concentration
For the nine months ended September 30, 2024, EQT Corporation, Encino Energy and Liberty Oilfield Services accounted for 53.9% of total revenue. For the nine months ended September 30, 2023, revenue from EQT Corporation and Liberty Oilfield Services accounted for 27.6%, and 12.9% respectively, of total revenue.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2024.
Use of Estimates
The preparation of interim statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include but are not limited to: impairment considerations of assets, including intangible assets, fixed assets, and inventory; estimated cost of future asset retirement obligations; fair values of acquired assets and assumed liabilities; recoverability of deferred tax assets; inventory reserve; and the collectability of receivables; and certain liabilities.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the FCB ABL Credit Facility bear interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 2.75%. There were no outstanding borrowings under our FCB ABL Credit Facility as of September 30, 2024. We do not believe this represents a material interest rate risk.
We have considered other changes in our exposure to market risks during the nine months ended September 30, 2024 and have determined that there have been no additional material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the third quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2024, the Company upgraded its enterprise management and accounting system. Management has maintained its control environment during this transition through risk evaluation, monitoring, communication and separation of duties. Detective and preventative controls have been maintained or enhanced in the new system. We will continue to evaluate whether there are changes that materially affect or are reasonably likely to have materially affected, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and nine months ended September 30, 2024.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2024, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 3, 2024, the Board of Directors of the Company approved an eighteen-month share repurchase program under which the Company may purchase up to $10.0 million of its ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase its ordinary shares from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. The Company may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time at the Company’s discretion.

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
10.1
ABL Credit Agreement, dated September 3, 2024, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.2
Guarantee and Collateral Agreement, dated September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

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

Smart Sand, Inc.

November 12, 2024	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

November 12, 2024	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)