Form 10-K
period 2024-12-31
Smart Sand, Inc.
filed 2025-03-04
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☒
As of June 30, 2024, the last business day of the registrant’s second fiscal quarter of 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $59,961,260 based on the closing price of $2.11 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of February 21, 2025 was 42,876,756.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Certain Definitions
The following definitions apply throughout this annual report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“Former ABL Credit Facility”, “Former ABL Credit Agreement”, “Former ABL Security Agreement”	The five-year senior secured asset-based lending credit facility (the “Former ABL Credit Facility”) pursuant to: (i) a Former ABL Credit Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as amended from time to time (as amended, the “Former ABL Credit Agreement”); and (ii) a Guarantee and Collateral Agreement, dated December 13, 2019, between the Company and Jefferies Finance LLC, as agent, as amended from time to time (as amended, the “Former ABL Security Agreement”). This facility was terminated on September 3, 2024.

“FCB ABL Credit Facility”, “FCB Credit Agreement”, “FCB Security Agreement”	The five-year senior secured asset-based credit facility entered into on September 3, 2024 (the “FCB ABL Credit Facility”) pursuant to: (i) a credit agreement among the Company, the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (the “FCB Credit Agreement”); and (ii) a guarantee and collateral agreement among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent (the “FCB Security Agreement”).

“Oakdale Equipment Financing”, “MLA”	The five-year Master Lease Agreement, dated December 13, 2019, between Nexseer Capital (“Nexseer”) and related lease schedules in connection therewith (collectively, the “MLA”). The MLA was structured as a sale-leaseback of substantially all of the equipment at the Company’s mining and processing facility located near Oakdale, Wisconsin. The Oakdale Equipment Financing was considered a lease under article 2A of the Uniform Commercial Code but was considered a financing arrangement (and not a lease) for accounting or financial reporting purposes. The MLA and all schedules were paid and full and terminated on June 28, 2024.

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
•production risks such as unusual or unexpected geological formations or pressures; pit wall failures or rock falls; or unanticipated ground, grade or water conditions at our mines;
•our dependence on our Oakdale mine and processing facility for a significant portion of our current sales;
•decreased usage of rail terminals that we operate;
•the level of activity in the oil and natural gas industries;
•the development of either effective alternative proppants or new processes which reduce or replace the need for frac sand in hydraulic fracturing;
•increased competition from new or existing sources of sand supply, including frac sand mines in areas located close to, or within, the oil and gas basins;
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
•actions by the Organization of the Petroleum Exporting Countries and/or Russia;
•our rights and ability to mine our properties and process sand and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•our ability to successfully compete in the sand or proppant delivery markets;
•loss of, or reduction in, business from our largest customers;
•increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure, including the potential impact of train derailments;
•increases in the prices of, or interruptions in the supply of, natural gas, electricity, diesel fuel, or any other energy sources;
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
•new or increased tariffs;
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
•restrictions in our FCB ABL Credit Facility may limit our ability to capitalize on potential acquisitions and other business opportunities;
•we face distribution and logistical challenges in our business;
•we may be adversely affected by decreased demand for frac sand due to the development of effective alternative proppants or new processes which reduce or replace frac sand in hydraulic fracturing;
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
•a facility closure entails substantial costs, and if we close one of our facilities sooner than anticipated, our results of operations and cash flows may be adversely affected;
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
Additionally, certain information we may disclose either here or elsewhere (such as our website) is informed by certain third-party frameworks or the expectations of various stakeholders and, as such, may not necessarily be material for purposes of our filings with the Securities and Exchange Commission. Particularly in the context of certain ESG matters, there are various approaches to materiality that differ from, and are often more expansive than, the definition under U.S. federal securities laws.

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
We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and industrial manufacturers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, our proprietary SmartPath® wellsite proppant management system, SmartBeltTM conveyor system, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
Operating Segments
Sand Segment
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
In September 2020, we acquired our Ottawa, Illinois mine and processing facility, which has annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe Class I rail line through the Peru, Illinois transload facility, as well as rights to use a rail terminal located in El Reno, Oklahoma. We began operating the Ottawa facility in October 2020.
In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We commenced operations at the Blair facility in the second quarter of 2023.
We sell frac sand through a network of in-basin rail terminals. We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. The Van Hook terminal became operational in April 2018. In 2020, as part of our acquisition of the Ottawa, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. We completed an expansion of this terminal in the fourth quarter of 2023. In December 2023, we acquired the rights to operate a unit train capable transloading terminal in Minerva, Ohio, which became operational in the second quarter of 2024. In January 2024, we acquired the rights to operate a unit train capable transloading terminal in Dennison, Ohio, which became operational in the third quarter of 2024.
In late 2021, we started our IPS business to provide sand to customers for various industrial applications, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. We believe this business provides us with the ability to diversify some of our sales into more stable, consumer-driven products to help mitigate some of the price volatility we are exposed to in the oil and gas markets that we serve. We completed an expansion of our IPS processing at our Ottawa, Illinois plant in the fourth quarter of 2023 to provide blending and cooling capabilities to increase our product offerings in the industrial marketplace.
SmartSystems Segment
We provide wellsite proppant handling solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We also offer our customers portable wellsite storage and management solutions through our

SmartSystems products and services. Our Smart Systems enable customers to unload, store, and deliver proppant at the wellsite and rapidly set up, take down, and transport the entire system. This capability enhances our customers’ efficiency, safety, and reliability. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, the SmartBelt conveyor, the SmartPath wellsite proppant management system, and our rapid deployment trailers. The SmartDepot silos feature passive and active dust suppression technology and support gravity-fed operation. Our self-contained SmartPath wellsite proppant management system is a mobile sand transloading solution that works with bottom-dump trailers. These systems include a drive-over conveyor, surge bin, silo storage, bucket elevators, and integrated dust collection.
In 2024, we developed new dual bucket elevators to enhance our vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. This addition provides greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. Our rapid deployment trailers are designed for quick setup, takedown, and transportation of the entire SmartSystem. They detach from the wellsite equipment, allowing for removal from the wellsite during operations. We believe our SmartSystems help customers reduce trucking and related fuel consumption, reducing the carbon footprint of their daily operations.
Market
Beginning in the first quarter of 2022 and continuing through 2024, supply and demand fundamentals have improved and frac sand prices recovered from previous historic lows. There have been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector.
The ongoing conflicts in Ukraine and the Middle East, as well as economic actions taken by the United States and other countries in connection with such conflicts, and other economic factors could have a negative impact on global oil and natural gas demand, which may lead to volatility in the oil field service sector. We cannot predict if frac sand prices will increase, decrease or stabilize.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. We believe that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we market our products. However, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we currently believe that Northern White frac sand has logistical advantages in the Marcellus, Utica and Bakken Formations in the shale basins of the United States, and the Montney and Douvernay shale basins in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing, as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. Finally, we believe that the adoption of our SmartSystems provides improved efficiencies in shipping and storing sand at the wellsite through reduced trucking requirements, which removes traffic from the roads and lowers diesel fuel consumption, thereby providing incremental value to our customers by reducing their carbon emissions.
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
Business Strategies
Our principal business objective is to be the premier provider of sustainable Northern White Sand supply and logistics solutions to our customers. We do this through supporting our existing customers, expanding our market share, being a low-cost producer of high-quality Northern White Sand, maintaining low debt leverage and managing efficient and sustainable supply chain logistics from the mine to the wellsite. In late 2021, we expanded our product line to offer IPS. We believe that by executing these business strategies, we will be able to increase long-term stockholder value. We expect to achieve this objective through the following business strategies:
•Diversifying our customer base to include Industrial Product Solutions. In late 2021, we expanded our product offering to provide IPS for industrial customers. IPS is currently approximately 5% of our business. We expect to continue to expand and diversify to serve the vital industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
•Expanding and optimizing our existing logistics infrastructure and developing additional origination and destination points. We expect to continue to capitalize on our Oakdale facility’s ability to ship on two Class I rail carriers to maximize our product shipments, increase our railcar utilization and lower our transportation costs. We have the ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network while also having the ability to ship our frac sand to our customers on a second Class I rail carrier through our transloading facility located on the Union Pacific rail network approximately three miles from our Oakdale operations. This access to two Class I rail carriers from Oakdale provides increased delivery options for our customers, greater competition between our rail carriers and potentially lower freight costs.
Our mine at Ottawa, Illinois and related transloading terminal in Peru, Illinois added new origination and destination points to our existing capabilities and offers additional capability to ship products on a third Class I rail carrier, the BNSF.
Our Blair, Wisconsin mine with onsite rail infrastructure provides us with direct access to the Class 1 Canadian National Railway, allowing us access to all Class 1 rail lines within the United States and Canada. The Blair facility began operations in the second quarter of 2023.
We also operate several terminals throughout the United States, including a multiple unit train capable transloading terminal in Van Hook, North Dakota, which we believe allows us to be one of the most efficient and low-cost sources of frac sand in the Bakken Formation in the Williston Basin. Our Waynesburg, Pennsylvania terminal, which services the Appalachian Basins, including the Marcellus and Utica Formations, became operational in January 2022 and was expanded in the fourth quarter of 2023. We believe this terminal allows us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin. Additionally, we obtained access, through a long term lease, to rail terminals in Minerva, Ohio and Dennison, Ohio, which we believe will broaden our ability to offer sand to our customers in the Utica Formation in an efficient and cost-effective manner. Both of the Ohio terminals became operational in 2024. Our El Reno, Oklahoma terminal provides us with the flexibility to send sand to the Woodford and SCOOP/STACK Basins as it is needed by our customers.
Additionally, our SmartSystems wellsite storage and proppant management systems allow us to offer expanded logistics services to our customers. We believe that our SmartSystems reduce trucking and related fuel consumption for our customers, helping them to reduce their carbon footprint in their daily operations.
The benefits of our long-term growth strategy for in-basin delivery of sand include expanding our customer base by marketing through our own terminals, more opportunity for spot sales by forward deploying sand and the opportunity to capture incremental margin on the sale of sand farther down the supply chain by managing the cost of rail, terminal and wellsite storage operations. Additionally, having a presence in-basin gives us an opportunity to have a base of operations from which to market and support our SmartSystems wellsite storage and proppant management solutions. Through the addition of new origination and destination options, we continue evaluating ways to reduce the landed cost of our products in-basin and to the wellsite for our customers while increasing our customized service offerings to provide our customers with additional delivery and pricing alternatives.
•Focusing on organic growth by increasing the utilization of our mine and frac sand processing facilities. We intend to continue pursuing opportunities to maximize the value and the utilization of our Oakdale, Ottawa, and Blair facilities through the addition of new customers and increased sales volumes. Despite the emergence of regional sand in oil and natural gas producing basins, we believe the proppant market continues to offer attractive long-term growth fundamentals for Northern White frac sand in the key operating basins we currently serve due to the logistics advantages in these basins and its superior well results compared to regional sand alternatives. We believe that coupling our premium proppant with long-term sustainable logistics supply services may mitigate the potential cost savings of using regional sand.
Demand for frac sand has continued to moderately increase during 2024. According to Spears and Associates, Inc. (“Spears”), North America proppant demand increased by 7% in 2024 compared to 2023, mirroring an improving hydraulic fracturing market. The primary drivers for the increase in frac sand usage are increased lateral well lengths and increased volume of sand per linear foot of lateral well. The trend is expected to increase moderately in 2025 as well. Additionally, demand may increase over the next five years, which may be driven by increased export capacity of liquid natural gas (“LNG”) and potential increased power demand for data centers.

•Focusing on being a low-cost provider and continuing to make process improvements. We continue to focus on being a low-cost provider, which we believe will allow us to compete effectively for sales of frac and industrial sand and to achieve attractive operating margins. Our low-cost structure results from a number of key attributes, including, among others, (i) our relatively low royalty rates, (ii) our majority of fine mineral reserve deposits, (iii) our access to all Class I rail lines within the United States and Canada, and (iv) our low levels of debt. We have strategically designed our operations to provide for low-cost production, including having dryers and wet plants enclosed in our Oakdale and Ottawa processing facilities that allow for year-round operation at both facilities. This allows us to more efficiently match our wet sand production with our drying capacity and to better utilize our workforce with a goal to reduce the overall cost of production. We continue to invest in capital projects and consider strategic acquisitions that increase efficiencies and offer the opportunity for a high return on investment. In addition, we seek to maximize our mining yields on an ongoing basis by targeting sales volumes that more closely match our reserve gradation in order to minimize waste in our processing. We also continue to evaluate other mining techniques to reduce the overall cost of our mining operations.
•Creating flexible sales activities. We believe that demand for our products will remain strong in basins where regional sand is not an attractive alternative due to the logistics and performance advantages of Northern White Sand, such as the Bakken in North Dakota, the Marcellus and Utica formations in the Appalachian Basin of the Northeast region of the United States, and the Montney and Duvernay shale basins in Canada. We continue to have discussions with operators in these regions regarding new relationships and growth opportunities. We also believe that the long-term benefits of high quality Northern White sand outweighs the short-term cost savings provided by regional sand in the Permian, Eagle Ford and SCOOP/STACK basins. We believe there are additional opportunities for customers in the Permian and other basins, which have regional supply, who are focused on the long-term performance of their production and on the long-term efficiency of their logistics.
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
Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our three sand mines in Oakdale, Wisconsin, Ottawa, Illinois and Blair, Wisconsin have a uniquely desirable combination of large high-quality reserves of fine mesh sand that is contiguous to their production and primary rail loading facilities that are either on site or are in close proximity to the mines.
As of December 31, 2024, we have an estimated life of mine of approximately 60 years at Oakdale, 105 years at Ottawa, and 56 years at Blair, based on our current expected sales volumes. We have the ability to annually process up to approximately 10.0 million tons of sand and we believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh frac sand. We also believe that having our mines, processing facilities and primary rail loading facilities in close proximity provides us with an overall low-cost structure, which enables us to compete effectively for sales of Northern White frac sand and to achieve attractive operating margins.
•Intrinsic logistics advantage. We believe that we are one of the few frac sand producers with a network of facilities custom-designed for the specific purpose of delivering frac sand to all of the major U.S. oil and natural gas producing basins by having rail facilities that can simultaneously accommodate multiple unit trains on site or in close proximity to our mining and processing operations. Our transportation assets at Oakdale have access to two Class I rail lines owned by Canadian Pacific and Union Pacific. We believe our customized on-site logistical configuration yields lower operating and transportation costs of product to our customers between the mine and in basin destinations.
Our Ottawa mine and nearby Peru transloading terminal in Illinois provides us direct access to another Class I rail line with direct access to the Burlington Northern Santa Fe Class I rail line. Additionally, we believe the location of our Ottawa, Illinois facility in close proximity to Greater Chicago and other major Midwestern metropolitan markets and our ability to truck or rail our products from this location allows us to be able to offer competitive pricing for industrial sand application.

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
In January 2022 we began operating a terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. We believe the Waynesburg terminal allows us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
We obtained access, through long term leases, to rail terminals in Minerva, Ohio and Dennison, Ohio, which we believe will broaden our ability to offer sand to our customers in the Utica Formation of the Appalachian Basin in an efficient and cost-effective manner. These terminals became operational in 2024.
We also operate a terminal located in El Reno, Oklahoma, which we acquired in 2020, to serve the Woodford and SCOOP/STACK Basins.
We are capable of delivering sand to substantially all onshore operating basins in the United States and Canada. We have direct access to four Class I rail lines in North America and indirect access to all Class I rail lines, which gives us an advantage over many of our competitors by allowing us to offer more competitive pricing and delivery options to our customers.
Our Smart Systems enable customers to unload, store, and deliver proppant at the wellsite and rapidly set up, take down, and transport the entire system. This capability enhances our customers’ efficiency, safety, and reliability. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL silo systems, the SmartBelt conveyor, the SmartPath wellsite proppant management system, and our rapid deployment trailers. The SmartDepot silos feature passive and active dust suppression technology and support gravity-fed operation. Our self-contained SmartPath wellsite proppant management system is a mobile sand transloading solution that works with bottom-dump trailers. These systems include a drive-over conveyor, surge bin, silo storage, bucket elevators, and integrate dust collection. In 2024, we developed new dual bucket elevators to enhance our vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. This addition provides greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. Our rapid deployment trailers are designed for quick setup, takedown, and transportation of the entire SmartSystem. They detach from the wellsite equipment, allowing for removal from the wellsite during operations. We believe our SmartSystems help customers reduce trucking and related fuel consumption, reducing the carbon footprint of their daily operations.
•Long-term liquidity and financial flexibility. We believe we have sufficient liquidity to support our operations and pursue our growth initiatives. In September 2024, the Company entered into a $30.0 million five-year senior secured asset-based credit facility with First-Citizens Bank & Trust Company. The FCB ABL Credit Facility provides for non-amortizing revolving loans in an aggregate principal amount of up to $30.0 million, subject to a borrowing base comprised of eligible inventory and accounts receivable. As of December 31, 2024, we had cash on hand of $1.6 million and undrawn availability under the FCB ABL Credit Facility of $30.0 million and no outstanding borrowings. The FCB ABL Credit Facility matures in September 2029. Our total available liquidity among cash and available borrowings was $31.6 million as of December 31, 2024.
•Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing businesses in a variety of operating conditions.
•Focus on safety and environmental stewardship. We aim to maintain a culture that prioritizes safety, the environment and our relationship with the communities in which we operate, actions we believe are critical to the success of our business. We are a Tier 1 participant in The Wisconsin Department of Natural Resources’ Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety standards. Since 2016, Smart Sand has maintained International Organization for Standardization (“ISO”) ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively, for our Oakdale facility. We earned initial ISO 9001 registration for our Ottawa, Illinois facility in 2022. We also have attained Green Professional status in Wisconsin’s Green Master sustainability recognition program. We are also members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards.
Our Customers
Our core customers are oil and natural gas exploration and production companies and oilfield service companies. In late 2021, we began diversifying our sand sales to include IPS to customers. While sales of IPS to customers have been a small portion of our overall sand sales since beginning this business, we intend to continue increasing our expansion of IPS in 2025 and beyond. We sell frac sand under long-term take-or-pay contracts as well as in the spot market, and provide proppant logistics solutions through our in-basin transloading terminals and SmartSystems wellsite proppant storage solutions and other logistics services.
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
Customers renting SmartSystems are able to tailor the contract, including adjusting the number of SmartDepot silos, SmartPath wellsite proppant management systems and SmartBelt conveyors to be supplied, to meet their short-term and long-term needs. We recognize rental revenue when the equipment is made available for the customer to use or other obligations in the contract are met.
For the year ended December 31, 2024, Equitable Gas Corporation, Encino Energy and Liberty Oilfield Services, accounted for 31.9%, 13.8% and 10.2%, respectively, of total revenue, and the remainder of our revenues were from 82 customers. For the year ended December 31, 2023, Equitable Gas Corporation and Liberty Oilfield Services accounted for 30.2% and 11.4%, respectively, of our total revenues, and the remainder of our revenues were from 72 customers. For the year ended December 31, 2022, Equitable Gas Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.3%, 15.4%, 14.4% and 13.7%, respectively, of our total revenues, and the remainder of our revenues were from 63 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.”
Capital Plans
We expect 2025 capital expenditures to be between $13.0 million and $17.0 million, consisting primarily of capital for efficiency projects at our mine and processing facilities and our in-basin terminals, along with investments in our facilities to support incremental IPS activity. We expect to fund these capital expenditures with existing cash, cash generated from operations, or borrowings under the FCB ABL Credit Facility or other financing sources, such as equipment finance providers.
Industry Trends Impacting Our Business
Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “Hydraulic Fracturing Market - Q4 2024” published in the first quarter of 2025. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”
Demand Trends
Demand for frac sand continued to moderately increase during 2024. According to Spears, North America proppant demand increased by 7% in 2024 compared to 2023, mirroring an improving hydraulic fracturing market. The primary drivers for the increase in frac sand usage are increased lateral well lengths and increased volume of sand per linear foot of lateral well. The trend is expected to increase moderately in 2025 as well. Additionally, demand may increase over the next five years, which may be driven by increased export capacity of LNG and potential increased power demand for data centers.

Supply Trends
There was considerable consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers from 2020 to 2024. Supply and demand for Northern white frac sand was relatively in balance in 2023 and 2024 and this is expected to continue in 2025.
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
Environmental, Social & Governance
Smart Sand already has a strong record of environmental performance. In 2014, we joined the Wisconsin Green Tier program, a marquee public/private partnership, under which the Wisconsin Department of Natural Resources worked with us on a plan to meet applicable legal requirements and to improve our facility from an environmental perspective. In addition to documenting 12 years of compliant operations, we have worked on, among other things, protecting wetlands, reducing usage and impact of heavy equipment, reducing fuel usage of equipment and vehicles and defining best practices for onsite water management. We are also a member of Wisconsin’s sustainability initiative, Green Masters. As part of this program, we have completed a detailed survey of our sustainability and social responsibility activities and started the process of completing carbon inventory. As a mining company, we invest and plan for reclamation, so that the land can be returned to beneficial use. Smart Sand has held ISO 9001/14001-2015 environmental and quality management systems for the past nine years. Smart Sand is also a member of the Wisconsin Industrial Sand Association, a select group of mining companies focused on safety, environmental and public policy.
We believe we provide social value through our excellent employment opportunities. Our first priority is keeping our employees safe, which we implement through daily training and inspections. Our business supports hundreds of families and we are proud to offer rewarding and interesting work with competitive compensation and benefits. We look to promote from within, provide continuous training, promote an inclusive work environment where employees have equal opportunity to succeed regardless of background, and provide every employee with the opportunity to participate in retirement plans and ownership of the Company. Smart Sand is an active charitable partner in the communities in which it operates, making both financial and time investments in those communities.
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
We also must meet requirements for certain international standards concerning safety, greenhouse gases and rail operations. We have voluntarily agreed to meet the standards of the Wisconsin Department of Natural Resources’ Green Tier program, the National Industrial Sand Association (“NISA”) and the Wisconsin Industrial Sand Association. Further, for Oakdale, we have agreed to meet the standards required to maintain our ISO 9001-2015 and ISO 14001-2015 quality/environmental management system registrations. At our Ottawa facility, we have had ISO 9001-2015 quality system registration for three years, and plan to register our ISO 14001-2015 environmental management system in 2025. These voluntary requirements are tracked and managed along with our permits.
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

Competition
The proppant industry is highly competitive. Please read “Risk Factors—Risks Inherent in Our Business—We face significant competition that may cause us to lose market share.” There are numerous large and small producers in all sand producing regions of North America with whom we compete, many of which also offer solutions for unloading, storing and delivering proppant to the wellsite. Our main competitors include Badger Mining Corporation, HC Minerals, Inc., Covia Holdings Corporation, U.S. Silica Holdings, Inc., Capital Sand Company, Source Energy Services and Solaris Energy Infrastructure, Inc.
Although some of our competitors may have greater financial or natural resources than we do, we believe that we are well-positioned competitively due to our low cost of sand production, low debt levels, logistics infrastructure, high-quality, balanced reserve profile and patented SmartSystems wellsite proppant storage solutions, which offer numerous benefits over our competition. The most important factors on which we compete are our service capabilities, product quality, proven performance, sand characteristics, transportation capabilities, reliability of supply, price, logistics services and the performance of patented SmartSystems wellsite proppant storage solutions technology. Demand for frac sand and logistics solutions and the prices that we will be able to obtain for our products, to the extent not subject to a fixed price or take-or-pay contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including, among other things, the price for oil and natural gas and hydraulic fracturing activity, including the number of stages completed per well, the lateral length of horizontal wells being completed, and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of frac sand and other types of proppants such as resin-coated sand and ceramic proppant.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, we have enclosed, indoor wet plants at our Oakdale and Ottawa processing facilities, which allow us to produce wet sand inventory year-round to support a large portion of our dry sand processing capacity, which may reduce certain effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Severe weather can also impact the rail lines which we utilize to ship our sand to our customers in the operating basins and as a result could lead to reduced sales volumes during such severe weather periods. Additionally, over the last several years, exploration and production companies have become more disciplined in their spending patterns relative to their budgets, which has led to some of our customers completing their budgeted spending earlier in the year. This spending discipline could potentially lead to a slowdown in activity by our customers and lower sand demand in the fourth quarter of the year. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”
Intellectual Property
Our intellectual property primarily consists of trade secrets, know-how and trademarks. We own patents and have patent applications pending related to our SmartSystems wellsite proppant storage solutions. All of the issued patents have an expiration date after August 2030. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. For a discussion of the impact of our intellectual property, please read “Risk Factors–If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage” and “Risk Factors–We may be adversely affected by disputes regarding intellectual property rights of third parties.”
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
We do not believe that compliance by us with federal, state, local or international environmental laws and regulations will have a material adverse effect on our business, financial position or our results of operations or cash flows. We cannot be assured, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. While we are confident in our compliance with current environmental regulations, we acknowledge the potential for policy shifts that could impact our operations. On January 20, 2025, President Trump issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 Biden-era executive orders related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the Trump Administration’s changes to the environmental regulatory landscape in the United States is unknown at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers. The following is a discussion of environmental and worker health and safety laws, as amended from time to time that relate to our operations or those of our customers that could have a material adverse effect on our business.
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
Climate Change
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). We are unable to predict actions that may be taken by the Federal government; however, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to monitor, report, or control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations controlling GHG emissions under its existing authority. Compliance with new legislation may require us to incur substantial costs or suspend or terminate our operations. In addition, various policymakers, including the states of California, Illinois, and New York, have adopted or are considering adopting requirements for in-scope companies to disclose certain climate-related information, including on GHG emissions and climate risks. For example, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule in March 2022 that will mandate extensive disclosure of climate-related data, risks, GHG emissions, for certain public companies. The SEC issued a final in March 2024. Multiple lawsuits have been filed and in April 2024, the SEC voluntarily stayed the rules pending the outcome of the litigation.
Additionally, following the issuance of an executive order by President Trump, the U.S. has initiated the process to withdraw from the Paris Agreement, reverting to the position held during President Trump’s first term. The executive order also mandates ending financial commitments under the United Nations Framework Convention on Climate Change and revokes the U.S. International Climate Finance Plan. It is possible that other climate-related reporting regulations applicable to many U.S. companies will continue to take effect.

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
The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities may be located. On May 20, 2024, the United States Fish and Wildlife Service (“USFWS”) listed the dunes sagebrush lizard as an endangered species. In turn the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and our customers could be required to comply with expensive conservation measures intended to protect the dunes sagebrush lizard and its habitat.
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
To the extent species are listed under the ESA or similar state laws, or are protected under the MBTA, or previously unprotected species are designated as threatened or endangered in areas where we or our customers operate, we could experience increased costs arising from species protection measures and delays or limitations in our or our customers’ performance of operations, which could adversely affect or reduce demand for our frac sand. On January 20, 2025, President Trump declared a national energy emergency, directing agencies to maximize the use of emergency consultations under the ESA to facilitate the nation’s fossil fuel energy supply; however, it is not possible to predict the impact of such potential actions on our or our customers’ operations at this time.
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
OSHA has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In April 2024, MSHA issued final rules regarding Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, which, among other updates, reduced the exposure limits, required immediate corrective actions if exposure limits are exceeded, required exposure sampling and no-cost medical surveillance, and updated respiratory protection requirements. We were already compliant with the inspections and monitoring of health and safety conditions at our plants. Smart Sand also adheres to the NISA’s respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.
Environmental Reviews
Our operations may be subject to broad environmental review under the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval. In January 2020, the White House Council on Environmental Quality (“CEQ”) published a Notice of Proposed Rulemaking that would revise NEPA’s implementing regulations, with the stated purpose of facilitating more efficient and timely NEPA reviews. In July 2020, CEQ issued a final rule implementing the January 2020 proposal. However, several states and environmental groups filed challenges to this rulemaking. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. Additionally, in October 2021, the CEQ issued a notice of proposed rulemaking to reintroduce certain requirements removed or reduced by the July 2020 amendments, and the Infrastructure and Investment Jobs Act, Pub.L. 117-58, signed into law in November 2021, codified some of the July 2020 amendments in statutory text. In April 2022, CEQ issued the Phase 1 Final Rule, which finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time. In June 2023, the Fiscal Responsibility Act, which reforms NEPA, was signed into law by President Biden, and in May of 2024, CEQ finalized the Phase 2 Rule, which is intended to accelerate the permitting process and, among other changes, clarifies which projects require environmental impact statements and that agencies must consider climate change as part of the review process. Several legal challenges to CEQ’s authority to issue binding regulations under NEPA are ongoing and may impact CEQ’s authority to issue NEPA regulations of any kind. In addition, on January 20, 2025, President Trump ordered CEQ to rescind the May 2024 NEPA regulations and to issue guidance to the departments and agencies on implementing NEPA. President Trump also revoked the 1977 order authorizing CEQ to issue binding regulations under NEPA. At this time, we cannot predict what further revisions, if any, will be made to NEPA’s implementing regulations, and what impacts, if any, they will have on our operations.
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
In August 2014, we were accepted as a Tier 1 participant in Wisconsin’s voluntary Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Successful Tier 1 participants are required to demonstrate a strong record of environmental compliance, develop and implement an environmental management system meeting certain criteria, conduct and submit annual performance reviews to the Wisconsin Department of Natural Resources, promptly correct any findings of non-compliance discovered during these annual performance reviews, and make certain commitments regarding future environmental program improvements. Our most recent annual report required under the Tier 1 protocol was submitted to the Green Tier Program contact on May 31, 2024.

Employees
As of December 31, 2024, we employed 285 people, of which 25 were employed under a collective bargaining agreement. The current collective bargaining agreements expire April 30, 2027. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.
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
Ronald P. Whelan
Ronald P. Whelan was named Executive Vice President of Last Mile Solutions in January 2025. Prior to that time, he served as Executive Vice President of Sales from June 2018 to December 2024, Executive Vice President of Business Development from April 2017 to June 2018, Vice President of Business Development from September 2016 to March 2017 and as Director of Business Development from April 2014 to August 2016. Prior to being named Director of Business Development, Mr. Whelan was the Operations Manager responsible for the design, development and production of the Oakdale facility from November 2011 to April 2014. Before joining Smart Sand, Mr. Whelan ran his own software design company from 2004 to 2011 and was a member of Premier Building Systems LLC from 2008 to 2009. Mr. Whelan has over 20 years of entrepreneurial experience in mining, technology and renewable energy industries. Mr. Whelan received a B.A. in Marketing from Bloomsburg University and M.S. in Instructional Technology from Bloomsburg University.

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
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a high level of volatility in recent years. In addition, prices can be affected by a number of factors beyond our control, including weather conditions, seasonal trends, domestic and foreign supply of and demand for natural gas, domestic, local and foreign governmental regulations, tariffs and taxes, including environmental and climate change regulation, among others.
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
A material portion of our revenues are generated from a limited number of customers. The ability or willingness of each of our customers to maintain their purchases from us will depend on a number of factors that are beyond our control and may include, among other things, the overall operations and financial condition of the counterparty, the condition of the U.S. oil and natural gas exploration and production industry, continuing use of frac sand in hydraulic fracturing operations and general economic conditions. In addition, in depressed market conditions, our customers may reduce the amount of sand they purchase from us or they may be able to obtain comparable products at a lower price. If our customers with long-term contracts experience a significant downturn in their business or financial condition, they may attempt to renegotiate our contracts. For example, certain of our contracts were adjusted in 2020 due to effects of the COVID-19 pandemic, resulting in a combination of reduced average selling prices per ton, adjustments to take-or-pay volumes and length of contract. If any of our major customers substantially reduces or altogether ceases purchasing our sand and we are not able to generate replacement sales of sand into the market, our business, financial condition and results of operations could be adversely affected until such time as we generate replacement sales in the market. In addition, as contracts expire, depending on market conditions at the time, our contracted customers may choose not to extend these contracts which could lead to a significant reduction of sales volumes and corresponding revenues, cash flows and financial condition if we are not able to replace these contracts with new sales volumes. Even if we were to replace any lost volumes, lower prices for our product could materially reduce our revenues, cash flow and financial condition. Additionally, consolidation and vertical integration of pressure pumpers and exploration and production companies continues in the industry and this trend could lead to fewer overall customers for us to market sand to and negatively impact our sales volumes.
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
In addition, our ability to maintain existing debt financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants or borrowing base restrictions contained in our FCB ABL Credit Facility or other current or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our business, results of operations and financial condition.
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
All of our sand sales are currently produced at our facilities near Oakdale, Wisconsin, Ottawa, Illinois and Blair, Wisconsin. We ship a substantial portion of our sand through our rail terminals. Any adverse development at these facilities, our rail terminals, or on any of the rail lines we use to deliver our sand due to catastrophic events, weather, or any other event that would cause us to curtail, suspend or terminate operations at such facilities or terminals, could result in us being unable to meet our contracted sand deliveries. Although we have access to more than one Class I rail line, we may not be able to facilitate all shipments of product from one facility. We maintain insurance coverage to cover a portion of these types of risks; however, there are potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to a loss. Downtime or other delays or interruptions to our operations that are not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. In addition, under our long-term take-or-pay contracts, if we are unable to deliver contracted volumes and a customer arranges for delivery from a third party at a higher price, we may be required to pay that customer the difference between our contract price and the price of the third-party product.
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
Restrictions in our FCB ABL Credit Facility may limit our ability to capitalize on potential acquisition and other business opportunities.
The operating and financial restrictions and covenants in our FCB ABL Credit Facility could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our FCB ABL Credit Facility restricts or limits our ability to:
•grant liens;
•incur additional indebtedness;
•engage in a merger, consolidation or dissolution;
•enter into transactions with affiliates;
•sell or otherwise dispose of assets, businesses and operations;
•materially alter the character of our business as conducted at the time of filing of this annual report; and
•make acquisitions, investments and capital expenditures.
Furthermore, the borrowing base under our FCB ABL Credit Facility is recalculated from time to time based on our eligible accounts receivable and inventory. Decreases in our eligible accounts receivable and inventory may limit our available borrowing levels and may require us to comply with certain financial ratios.
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
Energy costs, primarily natural gas and electricity, represented approximately 7.1% of our total cost of goods sold for the year ended December 31, 2024. Natural gas is currently the primary fuel source used for drying in our frac sand production process. As a result, our profitability will be impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on domestic, international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental regulations and sanctions, regional production patterns, security threats and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of fixed price supply contracts or derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result natural gas price increases. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2024, 25 employees in our Illinois facility operated under a collective bargaining agreement. Our collective bargaining agreement expires on April 30, 2027. While we intend to renew the collective bargaining agreement, if we are unable to renegotiate acceptable terms with these employees in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.
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
In addition, winter weather conditions impact our operations by causing us to reduce our excavation and wet plant related production activities during the winter months. During non-winter months, we excavate excess sand to build a stockpile that will feed the dry plants (along with the sand provided by our year-round wet plant), which continue to operate during the winter months. Unexpected winter conditions (such as winter arriving earlier than expected or lasting longer than expected) may result in us not having a sufficient sand stockpile to operate our dry plants during winter months, which could result in us being unable to deliver our contracted sand amounts during such time and lead to a material adverse effect on our business, results of operations and financial condition. Certain of these events or conditions may also be exacerbated by climate change. For more information, see our risk factor “Climate change could result in various risks for us and our customers.”
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
The mining and processing activities at our facilities require significant amounts of water. Additionally, the development of oil and natural gas properties through fracture stimulation likewise requires significant water use. We have obtained water rights that we currently use to service the activities at our operating facilities, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we and our customers are entitled to use pursuant to water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations. The availability of water may also change due to various environmental, demographic, or other pressures, including climate change. For more information, see our risk factor “Climate change could result in various risks for us and our customers.”
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
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2024, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial systems and markets and a severe economic contraction either regionally or worldwide could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, compressing the level of available funding under our FCB ABL Credit Facility, inhibiting our lenders from funding borrowings under our FCB ABL Credit Facility or resulting in our lenders reducing the borrowing base under our FCB ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.

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
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, to allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. While President Trump has expressed a policy agenda supportive of our industry, at the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.
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
Tariffs on goods and services between the United States, Canada and Mexico may be detrimental to our business.
Our sales into Canada and Mexico may become subject to retaliatory tariffs if the United States imposes tariffs on imports from Canada and Mexico into the United States. In recent years, the Company has expanded its sales to customers located in Canada and Mexico. If enacted, currently contemplated tariffs, set at 25%, may significantly affect transactions with our customers and vendors located in Canada and Mexico. We expect that our customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. We depend on limited foreign vendors, but in the event of tariffs on goods entering the United States, we may face supply chain disruptions for certain purchases from suppliers in Canada and Mexico, which may lead to increased costs and delays, potentially affecting production timelines and profitability.
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
Furthermore, the change in presidential administration is leading to shifts in the environmental regulatory landscape. While the impact of these changes on our operations is currently uncertain, initial executive orders and memoranda from the Trump Administration suggest such changes could influence future regulatory developments in our industry.
Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.
We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA, have changed and may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply fully with the amended regulations that were adopted at the federal level, and any new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.
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
Climate change could result in various risks for us and our customers.
In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, in August 2022, the U.S. Congress passed, and President Biden signed into law, the Inflation Reduction Act of 2022 which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities. In November of 2024, the EPA released its final rule to implement the methane emissions fee with an effective date of January 17, 2025, for reporting year 2024 emissions. Twenty-three states have filed a lawsuit challenging the rule, and the change in U.S. presidential administration provides additional uncertainty as to the rule’s future. To the extent the fee is retained and implemented, the emissions fee and funding provisions of the law could increase the operating costs of our customers and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
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
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. While President Trump has initiated action to withdraw the United States from the Paris agreement, this withdrawal is not immediate and may animate stronger actions by various other policymakers. Additionally, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement. It is not possible at this time to predict the precise timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has also resulted in increasing political risks in the United States, including climate change-related pledges made by certain candidates elected to public office. The Biden Administration implemented various actions to accelerate the energy transition or otherwise increase the risks and costs associated with fossil fuel production. While President Trump has announced plans to reverse certain of these actions, various states and other policymakers are expected to continue to advance policies to promote a transition away from fossil fuels. To the extent that other countries implement the Paris Agreement or local, state, regional, national or international governments impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas that is produced by our customers. Litigation risks are also increasing, as a number of entities, including government entities and private groups, have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under stockholder and consumer protection laws, alleging that companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. To the extent these risks impact our customers, we may experience reduced demand for our proppant.
In addition, various policymakers, including the states of California, Illinois, and New York, have adopted or are considering adopting requirements for in-scope companies to disclose certain climate-related information, including on GHG emissions and climate risks. For example, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule in March 2022 that will mandate extensive disclosure of climate-related data, risks, GHG emissions, for certain public companies. The SEC issued a final in March 2024. Multiple lawsuits have been filed and in April 2024, the SEC voluntarily stayed the rules pending the outcome of the litigation. It is possible that other climate-related reporting regulations applicable to many U.S. companies will continue to take effect.
Additionally, climate change may increase the frequency and intensity of severe weather events and other natural disasters, as well as contribute to chronic changes (such as to meteorological and hydrological patterns) that may also result in various adverse impacts to our or our customers’ operations.
Finally, in addition to the executive orders discussed above, upon entering office, the Trump Administration issued a series of executive orders that signal a shift in the United States energy, environmental and climate change policy. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) promote energy explorations and production on federal lands and waters; (iii) mandate a review of existing regulations that may burden domestic energy development; and (iv) pause disbursement of funds appropriated through the Inflation Reduction Act and Infrastructure Investment and Jobs Act. The long-term impact of such actions on our customers’ operations, if any, is difficult to predict at this time.
A negative shift in investor sentiment towards the oil and natural gas industry and increased attention to environmental, social and governance (“ESG”) and conservation matters may adversely impact our business.
Increasing attention to climate change, natural capital, human capital, and other ESG matters by various stakeholders, including consumer demand for alternative sources of energy, may result in increased costs, changes in demand for certain products or services, reputational harm, or other adverse impacts to our business. While we engage in certain voluntary initiatives (including disclosures) to improve our ESG profile and respond to stakeholder expectations, such initiatives entail costs and may not ultimately have the desired effect. For example, various initiatives rely on methodologies, standards, or data that are complex, still evolving, and subject to varying interpretations. Our approach to ESG matters also evolves over time, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Stakeholder expectations are not uniform, and are sometimes conflicting. Certain policymakers have also adopted, or are considering adopting, requirements for companies to take certain actions or disclose certain information on ESG matters, particularly related to climate change. For more information, see our risk factor “Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.” However, as with other stakeholders, policymakers’ requirements are divergent and may be interpreted or applied unevenly, which may increase the cost and complexity of compliance, as well as any associated risks. Any failure to successfully navigate these stakeholder and policymaker expectations may result in various harms to our business, including through litigation or enforcement, operational impacts, damage to our reputation, or otherwise.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries, which could have a negative impact on our stock price and our or our customers’ access to and costs of capital. Also, institutional lenders may, of their own accord, decide not to provide funding for companies based on climate change, natural capital, or other ESG related concerns, which could affect our or our customers’ access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our or the fossil fuel industry’s reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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
As of December 31, 2024, our Chief Executive Officer beneficially owns approximately 17.4% of our outstanding common stock. Consequently, our Chief Executive Officer is considered a (“Principal Stockholder”) and will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as the Principal Stockholder maintains certain beneficial ownership levels of our common stock, the Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017. This concentration of ownership and the rights of Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
As of December 31, 2024, there were 28,570,038 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If analysts who cover us downgrade our securities, the price of our securities would likely decline. If analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

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
We cannot guarantee the timing, amount, or payment of dividends on our common stock or the repurchase of our common stock.
Although we recently paid a cash dividend, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, restrictions in the FCB ABL Credit Facility, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. Our ability to pay dividends and repurchase shares under our share repurchase program will depend on our ongoing ability to generate cash from operations and access capital markets. We cannot guarantee that we will pay any dividend or make any repurchases of our common stock in the future.
Future sales of our common stock in the public market could reduce our stock price, and the sale or issuance of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2024, we have outstanding 42,899,193 shares of common stock. Our Chief Executive Officer beneficially owns 7,454,581 shares of our common stock, or approximately 17.4% of our total outstanding shares.
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
To protect our technology systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring, and detection tools to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors.

We have an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. In the event there is a cyber security incident, the designated IT personnel and the Incident Response Team will assess the cybersecurity incident’s impact as the basis for assigning a preliminary severity level. Designated IT personnel are also responsible for communicating incidents to other members of management as appropriate. Were a cybersecurity incident to occur that was determined to be material by our Incident Response Team, including executive management, then our Board of Directors would be notified. Should any incidents occur that have a preliminary severity rating of high or critical, our Incident Response Team would confer with our Board of Directors to determine whether to report the cybersecurity incident in our public filings.
Aside from more immediate reporting of material incidents to our Board of Directors as described above, our IT personnel regularly provide our Board of Directors an update on cybersecurity during each of its quarterly meetings regarding the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks.
Our CFO leads the IT department and together with IT management they have more than 30 years of combined experience in the IT profession.
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

ITEM 2. — PROPERTIES
Overview of our Properties and Logistics
As of December 31, 2024, we owned and operated three frac sand mines and related processing facilities in Oakdale, Wisconsin; Ottawa, Illinois; and Blair, Wisconsin. Also, in addition to the onsite transloading capabilities at our Oakdale and Blair mines, we own nearby transloading facilities in Byron, Wisconsin and Peru, Illinois. We also operate in-basin transloading facilities under long-term lease agreements in Van Hook, North Dakota, Waynesburg, Pennsylvania, and El Reno, Oklahoma. In December 2023, we acquired the rights to operate a unit train capable transloading terminal in Minerva, Ohio. In January 2024, we acquired the rights to operate a unit train capable transloading terminal in Dennison, Ohio. Both Ohio terminals became operational in 2024.
In addition to these currently operating facilities, we also own an idled mine and processing facility in New Auburn, Wisconsin, which contains a higher concentration of coarser sand deposits. We do not consider this site to be a mining property as we have no immediate plans to resume processing frac sand operations at this facility, though its administrative facilities and proximity to our Oakdale facility allow us to utilize the property to create synergies with our existing operations in Wisconsin.
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
We closed our leased 56,000 square foot facility in Saskatoon, Saskatchewan, Canada where we previously manufactured our SmartSystems wellsite proppant storage solutions. We moved the manufacturing capabilities to existing space at our Oakdale facility in the United States.

The map below shows the locations of our mine sites, rail terminals and transload facilities, manufacturing facilities and administrative facilities.

smartsand®
Van Hook, ND
New Auburn, WI
Hixton, WI
Blair, WI
Oakdale /Byron, WI
Ottawa / Peru, IL
El Reno, OK
Dennison, OH
Minerva, OH
Waynesburg, PA
Corporate Headquarters Yardley, PA
Key
= Mine sites
= Rail terminal/transload sites
= Offices
= Manufacturing Facility
= Non-operating sites
= Class I Rail lines

Summary Overview of Mining Operations
Information concerning our material mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Annual Report on Form 10-K, the terms “mineral resource”, “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. As of December 31, 2024, our individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, were the Oakdale, Wisconsin mine and processing facility (“Oakdale”), Ottawa, Illinois mine and processing facility (“Ottawa”), and the Blair, Wisconsin facility (“Blair”).
The information that follows related to the Oakdale, Ottawa and Blair facilities is derived, for the most part from, and in some instances is an extract from, the technical report summaries (“TRSs”) related to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, filed as exhibits to this Annual Report on 10-K.
As of December 31, 2024, we had three operating mines and related processing facilities.

Oakdale, Wisconsin

We, through Smart Sand, Inc. and Smart Sand Oakdale, LLC, its wholly-owned subsidiary, operate a surface mine and silica sand processing plant near Oakdale, Wisconsin. The Oakdale mine includes a total of 1,256 acres that are owned outright by Smart Sand, Inc. This ownership includes subsurface mineral and water rights. The site has no leased property. Royalties are paid in the amount of $0.50 per ton of 70-mesh and coarser substrate.
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

Ottawa, Illinois

We, through Northern White Sand LLC, a wholly-owned subsidiary of Smart Sand, Inc., operate a surface mine and a silica sand processing plant near Ottawa, Illinois. The Ottawa mine includes a total of 819 acres that are owned outright by us. This ownership includes subsurface mineral and water rights. The site has no leased property. There are no royalties associated with this property.
Our Ottawa facility is a surface mining operation involving heavy equipment and the hydraulic transfer of material to the processing plant. The processing plant uses natural gas, propane, and electricity to produce various grades of high-quality Northern White Sand. Our premium sand is used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
The Ottawa facility is regulated by the Illinois Department of Natural Resources, which requires a Surface Mining Permit and Reclamation Plan. The mine reclamation plan is submitted to both the LaSalle County, Illinois and Village of Utica, Illinois Boards. Air emissions are regulated by the Illinois Environmental Protection Agency. All required permits are secured, and the site is operating in full compliance.
Blair Wisconsin

We began operating the Blair mine in the second quarter of 2023. The Blair mine includes a total of 1,285 acres that are owned outright by Smart Sand Blair, a wholly-owned subsidiary of Smart Sand, Inc. This ownership includes subsurface mineral and water rights. The site has no leased property. Royalties are paid on certain grades of silica sand in the estimated amount of $1.75/ton with certain minimum annual payments.
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

Summary of Annual Production
The table below shows annual dry tons produced at our mining properties for the years ended December 31, 2024, 2023 and 2022. This table does not include mining activity prior to our acquisition of the Blair mine.

	2024	2023	2022
	(millions of tons)
Silica Sand
Oakdale mine	4.9	4.6	4.9
Ottawa mine	0.6	0.9	1.1
Blair mine	1.7	0.6	0.0
	7.2	6.1	6.0

Summary of Mineral Reserves and Resources
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. All of our sand mines are located in this geographic area. The following table summarizes our mineral reserves as of December 31, 2024:

	Total Saleable Reserves	Proven Reserves	Probable Reserves
	(millions of tons)
Silica Sand
Oakdale mine (1)	238	133	105
Ottawa mine (2)	126	94	32
Blair mine (3)	112	112	0
Total Reserves	476	339	137
(1)Economic evaluation for Oakdale is based on $20.00/ton average minegate pricing as of September 2021, with no escalation.
(2)Economic evaluation for Ottawa is based on $20.00/ton average minegate pricing as of September 2021, with no escalation.
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

The site is accessible by public roads and a Canadian Pacific railroad spur. Our Oakdale site has an extensive railcar loading, storage, and handling facility. The Oakdale site is connected to the local electrical and natural gas distribution systems. All water onsite is provided through private wells and ponds supplied with recycled process water and groundwater pumped from the active mine. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities, plant maintenance and support facilities.
We acquired the land and developed the site as a purpose-built silica mine to serve frac sand customers. Since acquiring the facility, we renovated and upgraded its processing capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These techniques allow the Oakdale site to meet a variety of focused specifications on product composition from customers. As such, the Oakdale site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Oakdale facility and its operating equipment are maintained in good working condition. The total net book value of the Oakdale facility’s real property and tangible assets as of December 31, 2024 was $101.6 million.
Current mining at the Oakdale facility is excavated using conventional surface mining methods. The first step in the mining process is the removal of the overburden from the sandstone layer. This is completed either in-house or by third-party contractors using heavy equipment including excavators, dozers and haul trucks. Next, a third-party contractor is used to drill and blast the sandstone. Heavy equipment, conveyors, hydraulic monitors and pumps are used to transfer the blasted material to the processing plant. At the processing plant, the sand slurry is fed to a surge tank where ultrafine material is removed from the product then pumped to hydrosizers that further separate the sand into coarse and fine particle size fractions. The separated streams are either placed in respective piles, stored on a dewatering slab, or sent to waste depending on product mix desired. The decanted sand is then fed by conveyor or loader to the five available fluidized bed dryers. The dry sand is then classified into final grades using screening units and stored in dedicated silos. A system of conveyors then move sand to a loadout for railcars and trucks. Railcars are on a railspur connected to the Canadian Pacific railroad. Trucking to our Byron transload facility provides access to the Union Pacific railroad.
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
A summary of Oakdale’s mineral resources and reserves as of December 31, 2024 and 2023 is shown below.

	Year Ended December 31,		Change
	2024	2023	Volumes	Percentage
	(millions of tons)
Proven	133	138	-5	(4)%
Probable	105	105	0	—%
Saleable	238	243	-5	(2)%
When estimating mineral reserves, silica product pricing was assumed at $20/ton. Only one commodity (silica sand) is mined, processed and sold at the Oakdale site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Oakdale site. The decrease in reserves from 2023 to 2024 is primarily attributable to excavation and mining activity in 2024. For more information on our resources and reserves, please refer to Exhibit 10.24, the Technical Report Summary for our Oakdale site.
Key assumptions and parameters relating to the mineral reserves at the Oakdale site are discussed in Sections 11.0 and 12.0, respectively, of the Oakdale TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Ottawa, Illinois
The Ottawa site is a surface proppant sand mining and processing operation located approximately three miles east of the town of Ottawa, Illinois in LaSalle County, Illinois. Geographically, the Ottawa site is located at approximately 41° 20’48.6” N latitude and 88° 57’18.9” W longitude.

3-2

Legend
BNSF Major Railroads
80 Major Roads
Major Waterways
STATE OF ILLINOIS
FIGURE AREA
Earlville
INDIAN CREEK
BNSF
34
52
71
23
80
IR
FOX RIVER
Ottawa Sand Mine and Plant
Ottawa
Marseilles
6
ILLINOIS RIVER
To BNSF
251
Utica
Peru
CSXT/IAIS
IAIS
Rail Loadout
Oglesby
Stoneyville
178
89
VERMILION RIVER
N
La Salle County
Putnam County
39
Lostant
Streator
18
LaSalle Co.
Livingston Co.
Marshall Co.
17
SCALE (Miles)
0 1 2 3 4 8

RAILROAD INDEX

Abbreviation	Name
BNSF	Burlington Northern Santa Fe Railway Company
CSXT	CSX Corporation
IAIS	Iowa Interstate Railroad System
IR	Illinois Railway, LLC

FIGURE 3.1

GENERAL LOCATION MAP

Showing

OTTAWA PROPERTY

LaSalle County, Illinois

Prepared For

SMART SAND, INC.

John T. Boyd Company

January 2022

Scale 1" = 4 Miles

The Ottawa site includes approximately 819 acres that we own outright. The mine site was initially developed in 2014 by Eagle Materials Inc., a Delaware corporation (“Eagle”), as a wash plant that railed wet sand to Corpus Christi, TX. In the summer of 2018, a 1.6 million ton per year dry plant was constructed on site. In September 2020, we acquired the Ottawa Site from Eagle. We began operating the Ottawa, Illinois mine and Peru, Illinois transload facility in October 2020. There are no royalties associated with any minerals at this site. The current annual processing capacity is estimated at 1.6 million tons.
The site is accessible by public roads. There is no rail onsite. All minerals are trucked from the site to a terminal that we own and operate in Peru, Illinois, on the Burlington Northern Santa Fe railroad a few miles away from the mine site. Our Ottawa site includes a wet plant and a dry plant, storage, and handling facility. The Ottawa site is connected to the local electrical and natural gas distribution systems. Water onsite is provided through public works, private wells and ponds supplied with recycled process water and groundwater pumped from the active mine. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities, plant maintenance and support facilities.
Ottawa production capabilities include ability to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These production techniques allow the Ottawa site to meet a variety of focused specifications on product composition from customers. As such, the Ottawa site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Ottawa facility and its operating equipment are maintained in good working condition. The total net book value of the Ottawa facility and related transload real property and tangible assets as of December 31, 2024 was $39.2 million.
Current mining at the Ottawa facility is excavated using conventional surface mining methods. The first step in the mining process is the removal of the overburden from the sandstone layer. This is completed either in-house or by third-party contractors using heavy equipment including excavators, dozers and haul trucks. Next, a third-party contractor is used to drill and blast the sandstone. Heavy equipment is used to transfer the blasted material to the processing plant. At the processing plant, the sand is fed into a crusher, wet screened to remove oversize material and placed in a surge tank where ultra fine material is removed from the product and sent to a thickener as waste. The remaining slurry is pumped to hydrosizers that further hydraulically separate the sand into waste and product streams with the product sent to an enclosed decant shed for dewatering. A drag chain conveyor reclaims sand from the top of the decant pile and conveys the sand to the dryer. Dry sand is then screened into our four primary grades of sand. The finished product is stored in four truck loadout silos. All product leaves the plant via truck. The majority of the product is trucked to a nearby Peru, Illinois rail loadout on the Burlington Northern Santa Fe railroad.
To operate active mining operations on the property, the Illinois Department of Natural Resources requires a Surface Mining Permit. The Surface Mining Permit application requires the operator to submit an annual operating plan that illustrates how the land will be affected by mining operations as well as a reclamation plant that describes how the mined land will be restored for future use. The mine reclamation plan is submitted to the LaSalle County and Village of Utica Boards. The Ottawa operation has obtained the necessary permits. Air emissions are regulated by the Illinois Environmental Protection Agency. A Title V permit for air emissions is currently issued to Northern White Sand, which is our wholly owned subsidiary. We monitor air emissions and have all required permits. The Ottawa site has secured necessary permits and is operating in compliance with all required licenses, registrations, and permits.
A summary of Ottawa’s mineral resources and reserves as of December 31, 2024 and 2023 is shown below.

	Year Ended December 31,		Change
	2024	2023	Volumes	Percentage
	(millions of tons)
Proven	94	95	-1	(1)%
Probable	32	32	0	—%
Saleable	126	127	-1	(1)%
When estimating mineral reserves, silica product pricing was assumed at $20/ton. Only one commodity (silica sand) is mined, processed and sold at the Ottawa site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Ottawa site. The decrease in reserves from 2023 to 2024 is primarily attributable to excavation and mining activity in 2024. For more information on our resources and reserves, please refer to Exhibit 10.25, the Technical Report Summary for our Ottawa mine.

Key assumptions and parameters relating to the mineral reserves at the Ottawa site are discussed in Sections 11.0 and 12.0, respectively, of the Utica TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

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
The site is accessible by public roads and the Canadian National railroad spur. Our Blair site has an extensive railcar loading, storage, and handling facility. The Blair site is connected to the local electrical and natural gas distribution systems. All water onsite is provided through private wells. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities, plant maintenance and support facilities.
Blair production capabilities include ability to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These production techniques allow the Blair site to meet a variety of focused specifications on product composition from customers. As such, the Blair site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Blair facility and its operations have been maintained in good condition. The total net book value of the Blair facility real property and tangible assets as of December 31, 2024 was $18.1 million.
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
A summary of Blair’s mineral resources and reserves as of December 31, 2024 and 2023 is shown below.

	Year Ended December 31,		Change
	2024	2023	Volumes	Percentage
	(millions of tons)
Proven	112	114	-2	(2)%
Probable	0	0	0	Not Meaningful
Saleable	112	114	-2	(2)%
When estimating mineral reserves, silica product pricing was assumed at $36/ton, which represents our budget for 2024. Only one commodity (silica sand) is mined, processed and sold at the Blair site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Blair site. The decrease in reserves from 2023 to 2024 is primarily attributable to excavation and mining activity in 2024. For more information on our resources and reserves, please refer to Exhibit 10.26, the Technical Report Summary for our Blair site.
Key assumptions and parameters relating to the mineral reserves at the Blair site are discussed in Sections 11.0 and 12.0, respectively, of the Blair TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Internal Controls Disclosure
The current year reported reserves have taken the previously reported amounts and subtracted excavation and mining activity to deduce the 2024 reserves. There have been no material changes to our mining operations or economic considerations since the initial reserves were established in the TRS reports from 2021 and 2022.
Previously established modeling and analysis of our reserves has been developed by our personnel, reviewed by several levels of internal management and, in the case of the three material properties, reviewed by John T. Boyd. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.
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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 16 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2024.

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
We are also subject to regulations by the U.S. Occupational Safety and Health Administration (“OSHA”) which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In 2023, MSHA proposed similar rules, which would, among other updates, reduce the exposure limits, require immediate corrective actions if exposure limits are exceeded, require exposure sampling and no-cost medical surveillance, and update respiratory protection requirements. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. We do not expect to need to make any significant changes in operations or infrastructure to comply with the new rules. We also adhere to NISA’s respiratory protection program, and ensures that workers are provided with fitted respirators and ongoing radiological monitoring.
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
Holders of Record
On February 21, 2025, there were 42,876,756 shares of our common stock outstanding, which were held by approximately 31 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
Our ability to pay dividends is governed by (i) the provisions of Delaware corporate law, (ii) our Certificate of Incorporation and Bylaws, and (iii) our FCB ABL Credit Facility. Our board of directors declared a special dividend of $0.10 per share of common stock on October 3, 2024, which was paid on October 28, 2024 to stockholders of record at the close of business on October 15, 2024. We can give no assurance that we will pay any cash dividends on our common stock in the future. The future payment of cash dividends on our common stock, if any, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, restrictions under our FCB ABL Credit Facility and other relevant factors.
Smart Sand, Inc. Comparative Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Russell 3000 Index and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry for the last five years.

The graph assumes $100 was invested on December 31, 2019, in our common stock, the Russell 3000, and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index. The cumulative total return assumes the reinvestment of all dividends.
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
Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2024, no shares were sold by the Company without registration under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 3, 2024, our board of directors approved an eighteen-month share repurchase program under which we may purchase up to $10.0 million of its ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase ordinary shares from time to time, in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. We may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate us to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time at our discretion.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2024	—	$—	—	4,444,444
November 2024	—	$—	—	4,444,444
December 2024	—	$—	—	4,444,444
	—	$—	—
At December 31, 2024, the maximum number of shares that the Company may repurchase under the current repurchase authority was 4,444,444 shares.

ITEM 6. — RESERVED

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

Factors Affecting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Expansion of Operations. As discussed in the section entitled “Recent Developments” in this Item 7 of this Annual Report on form 10-K, in recent years we have added the Blair mine and two new terminals, and expanded our operations into industrial products. This growth and expansion reduces comparability of periods, due to increased revenue, cost of goods sold, operating costs, and capital investments.
•Market Trends. Beginning in the first quarter of 2022 and continuing through 2024, supply and demand fundamentals have improved and frac sand prices recovered from previous historic lows. There have been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector. High levels of inflation have also led to increasing operating expenses from 2022 through 2024.

Overview
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant used to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepotTM portable wellsite storage silos, SmartPath® wellsite proppant management system, and SmartBeltTM conveyor;

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

(iv), access to all Class I rail lines; and (v) the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of sand. The Oakdale facility contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian Pacific Railway.
In September 2020, we acquired, all of the issued and outstanding interests in Eagle Proppants Holdings from Eagle, which included our Ottawa, Illinois processing facility, which has approximately 1.6 million tons of annual sand processing capacity. We commenced operations at the Ottawa facility in October, 2020.
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
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. These terminals allow us to offer more efficient and sustainable delivery options to our customers. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway. We now serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024 we acquired the rights to operate a terminal in Dennison, Ohio. These two Ohio terminals became operational in 2024. We also have rights to use a rail terminal located in El Reno, Oklahoma. Additionally, we have long-standing relationships with third party terminal operators that allow us access to substantially all oil and natural gas exploration production basins of North America.
We also offer our customers portable wellsite storage and management solutions through our SmartSystems products and services. Our Smart Systems enable customers to unload, store, and deliver proppant at the wellsite and rapidly set up, take down, and transport the entire system. This capability enhances our customers’ efficiency, safety, and reliability. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot and SmartDepotXL™ silo systems, the SmartBelt conveyor, the SmartPath wellsite proppant management system, and our rapid deployment trailers. The SmartDepot silos feature passive and active dust suppression technology and support gravity-fed operation. Our self-contained SmartPath wellsite proppant management system is a mobile sand transloading solution that works with bottom-dump trailers. These systems include a drive-over conveyor, surge bin, silo storage, bucket elevators, and integrated dust collection. In 2024, we developed new dual bucket elevators to enhance our vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. This addition provides greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. Our rapid deployment trailers are designed for quick setup, takedown, and transportation of the entire SmartSystem. They detach from the wellsite equipment, allowing for removal from the wellsite during operations. We believe our SmartSystems help customers reduce trucking and related fuel consumption, reducing the carbon footprint of their daily operations.
We have expanded our product line to offer Industrial Sand through IPS. In 2023, we completed the installation of blending and cooling equipment at our Ottawa, Illinois facility that we believe provides new opportunities to increase our customer base in the IPS business. We expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more in 2025.

Recent Developments
Ohio Transload Terminals
In late 2023 and early 2024, we acquired the rights to operate unit train capable transloading facilities located in Minerva, Ohio and Dennison, Ohio. These sites became operational in 2024 and we believe that they provide us with the opportunity to sell additional sand to existing and potential customers in the Appalachian Basin.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Blair Mine and Processing Facility
In April 2023, our processing facility located in Blair, Wisconsin became operational. This facility has approximately 2.9 million tons of total annual sand processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We believe this facility provides us with opportunities to expand our customer base in Canada along with other portions of North America.

Assets and Operations
Oakdale, Wisconsin
Our sand reserves in Oakdale include a mix of coarse and fine sand with a majority of the reserves being the finer grades. With demand currently in the frac sand market being primarily for finer mesh sands, we believe our reserve mix provides us relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. We have approximately 238 million tons of proven and probably recoverable reserves with an estimated life of mine of approximately 60 years, based on expected sales volumes.
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
Ottawa & Peru, Illinois
Our Ottawa facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have approximately 126 million tons of proven and probable reserves, and an estimated life of mine of approximately 105 years, based on expected sales volumes. Our owned Peru transload facility has significant logistics assets to support our Ottawa operations. This facility is capable of handling multiple unit trains simultaneously and provides access to operating basins in the Western United States. Additionally, the CSX and BNSF rail lines, as well as industrial manufacturers in the greater Chicago area and other Midwestern metropolitan markets are within short trucking distances.
Blair, Wisconsin
Our Blair facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and significant logistics assets located on the Canadian National railway. We have approximately 112 million tons of proven and probable reserves and an estimated life of mine of approximately 56 years, based on expected sales volumes. Our Blair facility provides us with significant logistics assets that further increases our logistics advantage, including access to the Canadian National Railway, a Class I rail line. In the second quarter of 2023, we commenced operations at the Blair facility.
Logistics
From our three operating facilities of Oakdale, Ottawa and Blair, we have direct access to four Class I rail lines and all Class I rail lines within the United States and Canada. We believe this allows us to deliver frac sand to all operating basins in North America on a sustainable, efficient and cost-effective basis. We expect to continue to capitalize on our three operating facilities logistics networks to maximize our product shipments, increase our railcar utilization and lower our transportation costs.

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
Through our SmartSystems offering, we have the technology, production capacity and management team to compete further in the frac sand supply chain for our customers by offering logistics services from the mine all the way to the wellsite. Our SmartSystems consist of our SmartDepot proppant storage silos, our SmartPath wellsite proppant management system, our SmartBelt conveyor and our rapid deployment trailer system.
We believe our patented SmartDepot silos will outperform our competitors in that they can be set up or taken down rapidly, they include industry-leading passive and active dust suppression technology, they have the capability of gravity-fed operation and they can be filled by both pneumatic and gravity dump trailers. Our trailers detach, which reduces their footprint on the wellsite. In 2020, we developed a self-contained SmartPath wellsite proppant management system, which is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, silo storage, and integrated dust collection system. In 2024, we developed new dual bucket elevators to enhance our vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. This addition provides greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. We believe the system has the ability to keep up with any hydraulic fracturing operation. Our SmartBelt conveyor is designed to work with our SmartPath wellsite proppant management system to directly feed sand into the blender. Our rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. We have also developed a proprietary software program, the SmartSystem TrackerTM, which allows our SmartSystems customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
We generate revenue from our SmartSystems by renting equipment and providing services to our customers under contract terms tailored to meet their short-term or long-term needs with any number of SmartDepots, SmartPaths, SmartBelts or trailers they require. We recognize revenue when the equipment is made available for the customer to use, services are provided, or other obligations in the contract are met.
In the fourth quarter of 2021, we expanded our product line to begin offering sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Ottawa, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business. We expect to continue to expand and diversify to serve the major industrial

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more in 2025.
Costs of Conducting Our Business
The principal direct costs involved in operating our business are freight charges, which include transportation, railcar rental and transload expenses, and production costs, which consists of labor, maintenance, utilities, equipment, excavation and depreciation of our property, plant and equipment. We incur labor costs associated with employees at our processing facilities which represent the most significant cost of converting sand to finished products. Our sand processing and logistics facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our sand and ability to meet customer demands. We incur utility costs in connection with the operation of our processing and logistics facilities, primarily electricity and natural gas, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations including some of our mining and hauling equipment and logistics services. Excavation costs relate to the blasting and excavation of sand and other materials in order to retrieve desirable sand products. In addition, other costs including processing costs, overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

Overall Trends and Outlook
Demand Trends

Demand for frac sand has continued to moderately increase during 2024. According to Spears and Associates, Inc. (“Spears”), North America proppant demand increased by 7% in 2024 compared to 2023, mirroring an improving hydraulic fracturing market. The primary drivers for the increase in frac sand usage are increased lateral well lengths and increased volume of sand per linear foot of lateral well. The trend is expected to increase moderately in 2025 as well. Additionally, demand may increase over the next five years, which may be driven by increased export capacity of LNG and potential increased power demand for data centers.

Supply Trends

Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations due to the shift to finer sands in hydraulic fracturing of oil and natural gas wells and due to lower cost regional sand sources that has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
Management’s Outlook
In 2021, we started several strategic initiatives to take advantage of the market downturn to set ourselves up for success in future years. These initiatives primarily consisted of growing our asset base and product offerings. We have increased the size of our terminal network by opening our Waynesburg, Pennsylvania transloading terminal in 2022, expanding it in 2023, and adding two transloading terminals at Minerva, Ohio and Dennison, Ohio. With these three terminals in the Appalachian Basin, we believe we are one of the premier providers of low-cost high-quality Northern White Sand into this key market. The Ohio terminals became operational in 2024 and have allowed us to expand our product and logistics offerings in the Utica Formation. We also increased our production capacity with our acquisition of the Blair, Wisconsin mine and processing facility in 2022. This facility, which has approximately 2.9 million tons of total annual sand processing capacity, contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway and became operational in the second quarter of 2023. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

In the fourth quarter of 2021, we expanded our product line to begin offering IPS. Since then, we have worked to expand and diversify our customer base to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreation. Our IPS business has continued to grow after we completed the installation of blending and cooling assets in 2023 and we believe will continue to expand this business in 2025 and beyond.

We expect the demand for frac sand in 2025 to continue to be at healthy levels. We believe higher demand driven by increased laterals and higher amounts of sand per well completed should lead to sand prices remaining relatively stable in 2025.

Beginning in 2021 and continuing throughout 2024, exploration and production companies have been more disciplined in their drilling activity which has led to less volatility in supply and demand imbalance which has stabilized oil and natural gas prices at higher levels. Demand for both frac sand and our SmartSystems is influenced by the number of oil and natural gas wells being drilled and completed, as well as the types of wells that are completed and the volume of sand being used in each well. We expect the Bakken and Marcellus formations as well as the Montney and Douvernay shale basins in Canada to continue to be key markets for us and we look to expand our market share in these key areas through our current strategic initiatives.
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

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Year Ended December 31, 2024 compared to the Year Ended December 31, 2023:

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand revenue	$303,590	$287,479	$16,111	6%
SmartSystems revenue	7,782	8,494	(712)	(8)%
Total revenue	311,372	295,973	15,399	5%
Cost of goods sold:
Sand cost of goods sold	258,812	247,181	11,631	5%
SmartSystems cost of goods sold	7,737	7,237	500	7%
Total cost of goods sold	266,549	254,418	12,131	5%
Gross profit	44,823	41,555	3,268	8%
Operating expenses:
Selling, general and administrative	38,161	38,722	(561)	(1)%
Depreciation and amortization	2,596	2,535	61	2%
Loss (gain) on disposal of fixed assets, net	1,062	1,802	(740)	(41)%
Total operating expenses	41,819	43,059	(1,240)	(3)%
Operating income (loss)	3,004	(1,504)	4,508	300%
Other (expenses) income:
Interest expense, net	(1,769)	(1,272)	(497)	39%
Loss on extinguishment of debt	(1,341)	—	(1,341)	Not meaningful
Other income	358	524	(166)	(32)%
Total other (expenses) income, net	(2,752)	(748)	(2,004)	268%
Income (loss) before income tax benefit	252	(2,252)	2,504	111%
Income tax expense (benefit)	(2,740)	(6,901)	4,161	60%
Net income (loss)	$2,992	$4,649	$(1,657)	(36)%
Revenue
Total revenue was $311.4 million for the year ended December 31, 2024 compared to $296.0 million for the year ended December 31, 2023.
Sand revenue for the year ended December 31, 2024 increased by 6% to $303.6 million generated from 5.3 million tons of sand sold, as compared to sand revenue for the year ended December 31, 2023 of $287.5 million generated from 4.5 million tons of sand. The increase in sand revenue was primarily due to an increase in sand volumes by 17% from 2023 to 2024. Sand prices declined during the second half of the year, which partially offset the increase in sales volumes.
SmartSystems revenue was $7.8 million for the year ended December 31, 2024, a decline from $8.5 million for the year ended December 31, 2023. The decline was due to lower overall utilization of our SmartSystems fleet in 2024.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Sand cost of goods sold was $258.8 million and $247.2 million, for the years ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to higher volumes sold and the related increase in production costs and freight costs that accompany higher volumes.
SmartSystems cost of goods sold was relatively consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Gross Profit
Gross profit was $44.8 million and $41.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. The increase in gross profit for the year ended December 31, 2024 was primarily due to higher sand sales volumes which was partially offset by lower average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $41.8 million and $43.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. Overall, selling, general and administrative costs declined as management continued to focus on cost-cutting measures. Royalties increased due to higher volumes and bank and legal fees were higher as we completed debt refinancing in 2024. Wages, maintenance and insurance costs declined, driven by management efforts to reduce costs. The loss on disposal of assets of $1.1 million for the year ended December 31, 2024 was primarily related to closing our Saskatoon, Canada manufacturing facility and relocating it to the United States. The loss on the disposal of assets of $1.8 million for the year ended December 31, 2023 was primarily related to the reconfiguration of one of our wet plants to increase the efficiency of its operations.

Other Expense / Income
We incurred $1.8 million and $1.3 million of net interest expense for the years ended December 31, 2024 and 2023, respectively. We recorded a $1.3 million loss on extinguishment of debt for the year ended December 31, 2024 related to the payoff of the Oakdale facility, which was refinanced with the VFI Equipment Financing.
Income Tax Benefit
Income tax benefit was $2.7 million for the year ended December 31, 2024 compared to income tax benefit of $6.9 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, our effective tax rate was approximately (1087.3)% and 306.4%, respectively. The computation of the effective tax rate for the years ended December 31, 2024 and 2023 included modifications from the statutory rate such as income tax credits, depletion deductions, and state taxes, NOL carrybacks and carryforwards, among other items.
Net Income (Loss)
Net income was $3.0 million for year ended December 31, 2024 compared to net income of $4.6 million for the year ended December 31, 2023. The change in net income is attributable to an increase in operating income of $4.5 million, which was attributable to an increase in total sand volumes sold and lower operating expenses, partially offset by smaller benefit from income taxes recorded in the current period.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022:

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand revenue	$287,479	$249,324	$38,155	15%
SmartSystems revenue	8,494	6,416	2,078	32%
Total revenue	295,973	255,740	40,233	16%
Cost of goods sold:
Sand cost of goods sold	247,181	220,006	27,175	12%
SmartSystems cost of goods sold	7,237	6,143	1,094	18%
Total cost of goods sold	254,418	226,149	28,269	13%
Gross profit	41,555	29,591	11,964	40%
Operating expenses:
Selling, general and administrative	38,722	30,769	7,953	26%
Depreciation and amortization	2,535	2,244	291	13%
Loss (gain) on disposal of fixed assets, net	1,802	(294)	2,096	(713)%
Total operating expenses	43,059	32,719	10,340	32%
Operating income (loss)	(1,504)	(3,128)	1,624	(52)%
Other (expenses) income:
Interest expense, net	(1,272)	(1,608)	336	(21)%
Other income	524	828	(304)	(37)%
Total other (expenses) income, net	(748)	(780)	32	(4)%
Income (loss) before income tax benefit	(2,252)	(3,908)	1,656	(42)%
Income tax expense (benefit)	(6,901)	(3,205)	(3,696)	115%
Net income (loss)	$4,649	$(703)	$5,352	(761)%

Revenue
Total revenue was $296.0 million for the year ended December 31, 2023 compared to $255.7 million for the year ended December 31, 2022.
Sand revenue for the year ended December 31, 2023 was $287.5 million on approximately 4.5 million tons of sand compared to sand revenue for the year ended December 31, 2022 of $249.3 million on approximately 4.3 million tons of sand. The increase in revenue for 2023 was a result of higher total volumes sold and higher sand prices. Sand volumes increased by 4% from 2022 to 2023. Additionally sand prices increased in 2023 due to a shift in supply and demand, which we believe was driven by increased prices in oil and natural gas leading to increased completion activity of new oil and natural gas wells.
SmartSystems revenue was $8.5 million for the year ended December 31, 2023, which was an increase from $6.4 million for the year ended December 31, 2022, primarily attributable to higher overall utilization of our SmartSystems fleet in 2023.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Sand cost of goods sold was $247.2 million and $220.0 million, for the years ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to higher volumes sold and the related increase in production costs and freight costs that accompany higher volumes.
SmartSystems cost of goods sold was $7.2 million and $6.1 million, for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in costs was primarily attributable to higher overall utilization of our SmartSystems fleet in 2023.
Gross Profit
Gross profit was $41.6 million and $29.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in gross profit for the year ended December 31, 2023 was primarily due to higher sales volumes and higher average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $43.1 million and $32.7 million for the years ended December 31, 2023 and December 31, 2022, respectively. Selling, general and administrative expenses increased to $38.7 million for the year ended December 31, 2023, as compared to $30.8 million for the year ended December 31, 2022, primarily due to increased staffing to support our expanded operations, higher maintenance costs, royalty payments, insurance, and other costs primarily related to the addition of our Blair facility. In 2023, we recorded a $1.8 million net loss on disposal of fixed assets, which was primarily due to a reconfiguration of one of our wet plants to increase the efficiency of its operations.
Interest Expense
We incurred $1.3 million and $1.6 million of net interest expense for the years ended December 31, 2023 and 2022, respectively.
Income Tax Benefit
Income tax benefit was $6.9 million for the year ended December 31, 2023 compared to income tax benefit of $3.2 million for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, our effective tax rate was approximately 306.4% and 82.0%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the year ended December 31, 2023 and 2022 included modifications from the statutory rate such as income tax credits, depletion deductions, NOL carrybacks and carryforwards and state income taxes, among other items.
Net Income
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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$311,372	$295,973	$255,740
Cost of goods sold	266,549	254,418	226,149
Gross profit	44,823	41,555	29,591
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	26,861	25,469	25,038
Contribution margin	$71,684	$67,024	$54,629
Contribution margin per ton	$13.62	$14.85	$12.61
Total tons sold	5,263	4,514	4,333
Contribution margin was $71.7 million, or $13.62 per ton sold, for the year ended December 31, 2024 compared to $67.0 million, or $14.85 per ton sold, for the year ended December 31, 2023. The increase in overall contribution margin for the year ended December 31, 2024, as compared to the prior year, was primarily due to higher sales volumes, which was partially offset by lower average sale prices per ton, which also caused the decline in contribution margin per ton.
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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income (loss)	$2,992	$4,649	$(703)
Depreciation, depletion and amortization	28,735	27,363	26,521
Income tax benefit and other taxes	(2,740)	(6,901)	(3,205)
Interest expense	1,838	1,532	1,661
EBITDA	$30,825	$26,643	$24,274
Net loss (gain) on sale of fixed assets	1,062	1,802	(294)
Equity compensation	2,855	3,391	2,729
Royalty stock issuance	—	—	639
Acquisition and development costs (1)	325	545	675
Bank and legal costs related to financing not closed	1,294	—	—
Cash charges related to restructuring and retention	149	32	137
Accretion of asset retirement obligations	996	904	758
Loss on extinguishment of debt	1,341	—	—
Adjusted EBITDA	$38,847	$33,317	$28,918
(1)    Represents costs incurred related to the business combinations and current development project activities. The year ended December 31, 2024 includes $308 related to a disposal from the Eagle Materials acquisition. The year ended December 31, 2023 includes $271 of costs related to the asst acquisition of the Blair facility and $274 related to the Minerva, Ohio terminal.
_________________________

Adjusted EBITDA was $38.8 million for the year ended December 31, 2024 compared to $33.3 million for the year ended December 31, 2023. The increase in Adjusted EBITDA for the year ended December 31, 2024, as compared to the prior year, was primarily due to higher sales volumes and production costs savings, partially offset by declining average selling prices in the second half of 2024.
Adjusted EBITDA was $33.3 million for the year ended December 31, 2023 compared to $28.9 million for the year ended December 31, 2022. The increase in Adjusted EBITDA for the year ended December 31, 2023, as compared to the prior year, was primarily due to higher sales volumes and production costs savings, partially offset by higher freight costs.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$17,864	$30,991	$5,420
Acquisition of Blair facility	—	—	(6,547)
Purchases of property, plant and equipment	(7,010)	(23,031)	(12,731)
Free cash flow	$10,854	$7,960	$(13,858)
Free cash flow was $10.9 million for the year ended December 31, 2024. Net cash provided by operating activities decreased to $17.9 million in 2024, compared to $31.0 million in 2023, primarily due to working capital pressure as a result of higher sales volumes in the fourth quarter of 2024. Our accounts receivables convert to cash slower than our payables related to sand shipments, which results in lower free cash flows in months immediately following increasing sales activity. Capital expenditures for the year ended December 31, 2024 were $7.0 million compared to $23.0 million for the year ended December 31, 2023, primarily due to less growth-related capital spent in 2024 and management’s continued focus on managing costs.
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

Liquidity and Capital Resources
In September 2024 we refinanced the $20.0 million Former ABL Credit Facility to the new $30.0 million FCB ABL Credit Facility. Our primary sources of liquidity are cash flow generated from operations, availability under the FCB ABL Credit Facility and other equipment financing sources. As of December 31, 2024, cash on hand was $1.6 million and we had $30.0 million in undrawn availability under the ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in efficiency projects at our Oakdale, Blair and Ottawa facilities, as well as expansion and customization of our newly acquired Ohio terminals.

Material Cash Requirements
Dividends and Share Repurchase Program
On October 3, 2024, our board of directors declared a special dividend of $0.10 per share of common stock, which was paid on October 28, 2024 to stockholders of record at the close of business on October 15, 2024. The initial dividend payment was approximately $3.9 million.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

On October 3, 2024, our board of directors also approved the eighteen-month Repurchase Program. Pursuant to the Repurchase Program, we may repurchase up to $10.0 million of our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs.
The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate management to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time.
Capital Requirements
We expect 2025 capital expenditures, excluding any acquisitions, to be between $13.0 million and $17.0 million, consisting primarily of capital to open new mining areas for development, efficiency projects at Oakdale, Blair and Ottawa facilities, expansion and customization of our newly acquired Ohio terminals and potential investment in one or more new terminals. We expect to fund these capital expenditures with existing cash, cash generated from operations, borrowings under the FCB ABL Credit Facility or other financing sources, such as equipment finance providers.
Indebtedness
We have two primary debt facilities including the VFI Equipment Financing and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by the majority of our SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of December 31, 2024 was $8.6 million. The VFI facility amortizes to one dollar in 2028. Minimum cash payments on this facility in 2025 are $2.9 million. There were no borrowings outstanding on our FCB ABL Credit Facility as of December 31, 2024.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of December 31, 2024 were $24.5 million. Minimum cash payments on operating leases in 2025 are $11.4 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts is approximately $2.5 million per year for the next 12 years.

Off-Balance Sheet Arrangements
We had $19.7 million and $18.9 million of outstanding performance bonds as of each of the years ended December 31, 2024 and 2023, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways.

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities have historically been limited to primarily non-winter months. As a

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduce wet sand to meet dry sand demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at our Oakdale and Ottawa plant locations that allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Additionally, over the last several years, exploration and production companies have become more disciplined in their spending patterns relative to their budgets, which has led to some of our customers completing their budgeted spending earlier in the year. This spending discipline could potentially lead to a slowdown in activity by our customers and lower sand demand in the fourth quarter of the year.

Customer Concentration
For the year ended December 31, 2024, Equitable Gas Corporation, Encino Energy and Liberty Oilfield Services accounted for 31.9%, 13.8% and 10.2% respectively, of total revenue. For the year ended December 31, 2023, Equitable Gas Corporation and Liberty Oilfield Services accounted for 30.2% and 11.4%, respectively, of total revenue. For the year ended December 31, 2022, Equitable Gas Corporation, Halliburton Energy Services, Encino Energy, and Liberty Oilfield Services accounted for 22.3%, 15.4%, 14.4% and 13.7% respectively, of total revenue.

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
Impairment of Long-Lived Assets
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows, estimated future sales prices (considering historical and current prices, price trends and related factors) and anticipated operating costs and capital expenditures. If the carrying value of our long-lived assets is less than the undiscounted cash flows, the assets are measured at fair value and an impairment is recorded if that fair value is less than the carrying value. During the year ended December 31, 2024, we did not record any impairment charges based on the analysis of our long-lived assets.
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
We have recorded a liability of $2.2 million for uncertain tax positions included in deferred tax liabilities, long-term, net on our consolidated balance sheet as of December 31, 2024 and 2023, related to our depletion deduction methodology, and a corresponding increase to the income tax expense on our consolidated statements of operations.
As of December 31, 2024, we determined it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our consolidated balance sheet in the amount of $2.2 million. The valuation allowance as of December 31, 2023 was $0.9 million. The corresponding increase to the income tax benefit on our consolidated statements of operations for the year ended December 31, 2024 was $1.3 million.

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
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the FCB ABL Credit Facility bear interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 2.75% or Prime plus a margin of 1.75%. There were no outstanding borrowings under our FCB ABL Credit Facility as of December 31, 2024. We do not believe this represents a material interest rate risk.
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
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, certain transactions are transacted in Canada dollars. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be affected to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canada dollar. During the years ended December 31, 2024, 2023 and 2022, revenue, expenses, assets and liabilities transacted in Canada dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
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
Philadelphia, Pennsylvania
March 3, 2025

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands of U.S. dollars)
Assets
Current assets:
Cash and cash equivalents	$1,554	$6,072
Accounts receivable	40,981	23,231
Unbilled receivables	5,311	2,561
Inventory	25,044	26,823
Prepaid expenses and other current assets	2,635	3,217
Total current assets	75,525	61,904
Property, plant and equipment, net	236,692	255,092
Operating lease right-of-use assets	23,153	23,265
Intangible assets, net	5,084	5,876
Other assets	1,092	163
Total assets	$341,546	$346,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,988	$16,041
Accrued expenses and other liabilities	12,561	11,024
Deferred revenue	54	1,154
Current portion of long-term debt	3,554	15,711
Current portion of operating lease liabilities	10,053	10,536
Total current liabilities	43,210	54,466
Long-term debt	9,130	3,449
Long-term operating lease liabilities	14,486	14,056
Deferred tax liabilities, net	9,316	12,101
Asset retirement obligation	21,292	19,923
Other non-current liabilities	302	38
Total liabilities	97,736	104,033
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 46,644,853 issued and 39,067,094 outstanding at December 31, 2024; 45,858,022 issued and 38,486,762 outstanding at December 31, 2023	39	39
Treasury stock, at cost, 7,577,759 and 7,371,260 shares at December 31, 2024 and 2023, respectively	(14,671)	(14,249)
Additional paid-in capital	185,263	181,973
Retained earnings	73,239	74,539
Accumulated other comprehensive loss	(60)	(35)
Total stockholders’ equity	243,810	242,267
Total liabilities and stockholders’ equity	$341,546	$346,300

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(in thousands of U.S. dollars, except per share amounts)
Revenues:
Sand revenue	$303,590	$287,479	$249,324
SmartSystems revenue	7,782	8,494	6,416
Total revenue	311,372	295,973	255,740
Cost of goods sold:
Sand cost of goods sold	258,812	247,181	220,006
SmartSystems cost of goods sold	7,737	7,237	6,143
Total cost of goods sold	266,549	254,418	226,149
Gross profit	44,823	41,555	29,591
Operating expenses:
Selling, general and administrative	38,161	38,722	30,769
Depreciation and amortization	2,596	2,535	2,244
Loss (gain) on disposal of fixed assets, net	1,062	1,802	(294)
Total operating expenses	41,819	43,059	32,719
Operating income (loss)	3,004	(1,504)	(3,128)
Other (expenses) income:
Interest expense, net	(1,769)	(1,272)	(1,608)
Loss on extinguishment of debt	(1,341)	—	—
Other income	358	524	828
Total other (expenses) income, net	(2,752)	(748)	(780)
Income (loss) before income tax benefit	252	(2,252)	(3,908)
Income tax expense (benefit)	(2,740)	(6,901)	(3,205)
Net income (loss)	$2,992	$4,649	$(703)
Net income (loss) per common share:
Basic	$0.08	$0.12	$(0.02)
Diluted	$0.08	$0.12	$(0.02)
Weighted-average number of common shares:
Basic	38,809	38,948	42,408
Diluted	39,084	39,046	42,408

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(in thousands of U.S. dollars)
Net income (loss)	$2,992	$4,649	$(703)
Other comprehensive income (loss):
Foreign currency translation adjustment	(25)	(262)	(347)
Comprehensive income (loss)	$2,967	$4,387	$(1,050)
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands of U.S. dollars, except share amounts)
Balance at December 31, 2021	42,012,813	$42	1,777,001	$(4,535)	$174,486	$70,593	$574	$241,160
Foreign currency translation adjustment	—	—		—	—	—	(347)	(347)
Acquisition stock issuance	300,000	—	—	—	639	—	—	639
Vesting of restricted stock	974,730	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,184	—	—	3,184
Employee stock purchase plan compensation	—	—	—	—	25	—	—	25
Employee stock purchase plan issuance	34,523	—	—	—	52	—	—	52
Restricted stock buy back	(233,960)	—	233,960	(540)	—	—	—	(540)
Net loss	—	—	—	—	—	(703)	—	(703)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—	—	—	—	—	(262)	(262)
Vesting of restricted stock	720,534	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Employee stock purchase plan compensation	—	—	—	—	24	—	—	24
Employee stock purchase plan issuance	38,421	—	—	—	56	—	—	56
Purchase of treasury stock	(5,175,688)	(5)	5,175,688	(8,845)	—	—	—	(8,850)
Restricted stock buy back	(184,611)	—	184,611	(329)	—	—	—	(329)
Net Income	—	—	—	—	—	4,649	—	4,649
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(25)	(25)
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,292)	—	(4,292)
Vesting of restricted stock	753,315	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,216	—	—	3,216
Employee stock purchase plan compensation	—	—	—	—	23	—	—	23
Employee stock purchase plan issuance	33,516	—	—	—	51	—	—	51
Restricted stock buy back	(206,499)	—	206,499	(422)	—	—	—	(422)
Net income	—	—	—	—	—	2,992	—	2,992
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in thousands of U.S. dollars)
Operating activities:
Net income (loss)	$2,992	$4,649	$(703)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	28,936	27,472	26,488
Amortization of intangible assets	792	793	792
Net loss (gain) on disposal of assets	1,062	1,802	(294)
Amortization of deferred financing cost	145	105	105
Accretion of debt discount	92	186	186
Loss on extinguishment of debt	1,341	—	—
Deferred income taxes	(2,784)	(6,137)	(4,196)
Stock-based compensation, net	3,216	3,507	3,184
Employee stock purchase plan compensation	23	24	25
Changes in assets and liabilities:
Accounts receivable	(17,750)	12,672	(18,264)
Unbilled receivables	(2,750)	(2,640)	1,805
Inventory	1,779	(6,638)	(5,161)
Prepaid expenses and other assets	212	1,996	6,524
Deferred revenue	(1,101)	(5,805)	(9,311)
Settlement of asset retirement obligation	—	(197)	—
Accounts payable	53	1,974	5,244
Accrued expenses and other liabilities	1,606	(2,772)	(1,004)
Net cash provided by operating activities	17,864	30,991	5,420
Investing activities:
Acquisition, net of cash acquired	—	—	(6,547)
Purchases of property, plant and equipment	(7,010)	(23,031)	(12,731)
Proceeds from disposal of assets	89	129	1,070
Net cash used in investing activities	(6,921)	(22,902)	(18,208)
Financing activities:
Dividend payments to stockholders	(3,902)	—	—
Proceeds from the issuance of notes payable	9,755	—	—
Repayments of notes payable	(10,263)	(10,435)	(7,325)
Proceeds from revolving credit facility	30,975	23,000	10,000
Repayment of revolving credit facility	(38,975)	(15,000)	(10,000)
Payments under finance leases	(221)	(394)	(116)
Payment of deferred financing and debt issuance costs	(1,232)	—	—
Payment for debt extinguishment costs	(1,227)	—	—
Employee stock purchase plan issuance	51	56	52
Royalty stock issuance	—	—	639
Purchase of treasury stock	(422)	(4,754)	(540)
Net cash used in financing activities	(15,461)	(7,527)	(7,290)
Net increase in cash and cash equivalents	(4,518)	562	(20,078)
Cash and cash equivalents at beginning of year	6,072	5,510	25,588
Cash and cash equivalents at end of year	$1,554	$6,072	$5,510
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
In September 2020, the Company acquired two frac sand mines and related processing facilities in Ottawa, Illinois and New Auburn, Wisconsin. The Ottawa facility has an annual processing capacity of 1.6 million tons and access to the Burlington Northern Santa Fe (“BNSF”) Class I rail line through the Peru, Illinois transload facility. The Company began operating the Ottawa, Illinois mine and Peru, Illinois transload facility in October 2020. The Company has no plans to operate the New Auburn Facility for the foreseeable future.
In March 2022, the Company acquired its Blair, Wisconsin facility, whose primary assets consisted of an idle frac sand mine and related processing facility. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. The Company began operations at Blair in the second quarter of 2023.
Through its three operating facilities, the Company has direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.
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
In September 2021, the Company acquired the rights to construct and operate a transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. The Company began providing sand to customers through this terminal in January 2022 and expanded the facility’s capacity in late 2023.
In December 2023 and January 2024, the Company acquired rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively and commenced operations servicing the Appalachian Basin in 2024.
In June 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. Quickthree formed the basis for the Company’s SmartSystems under which it offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM wellsite proppant management system is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, silo storage and integrated dust collection system. In 2024, we developed new dual bucket elevators to enhance our

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. This addition provides greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. The SmartBeltTM conveyor works in conjunction with the SmartPath wellsite proppant management system to provide sand directly into the blender on the wellsite. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
Sand Revenue
The Company derives its sand sales revenue by mining and processing sand. Its revenues are primarily a function of the price per ton realized and the volumes sold. The singular performance obligation for sand sold is determined by each individual purchase order and the respective products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and the product control is transferred to our customer. For sand delivered at one of the Company’s facilities, title passes as the product is loaded into railcars or trucks hired by the customer or provided by the Company and revenue is recognized when title transfers at the Company’s facility. For sand delivered in-basin, the Company recognizes revenue when title passes to the customer at the transload facility or in the customer’s truck, depending on the level of logistics services provided to the customer. The amount invoiced reflects product, transportation and any other additional handling services, such as storage or transloading the product from railcar to truck.
Prices under the Company’s long-term agreements with customers are generally fixed but may contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including volume pricing adjustments, natural gas surcharge/reduction, propane surcharge/reduction, or rail surcharge which are applied if prices moved beyond benchmarks established in the contract.

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
SmartSystems Revenue
SmartSystems revenues are primarily from the rental of our patented SmartSystems equipment and related services provided to customers, which is typically earned under fixed monthly rental fees or daily rates for equipment and services for the delivery, proppant management and maintenance on the equipment. The singular performance obligation of SmartSystems revenue is providing the equipment and related to services to customers. Revenues are recognized as the performance obligations are satisfied under the terms of the customer contract.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue on the consolidated balance sheet. Occasionally, billing occurs subsequent to revenue recognition, though certain billing occurs in advance, resulting in unbilled receivables and deferred revenue, respectively. In addition, the Company sometimes receives shortfall payments from or offers pricing concessions to its customers, which may result in deferred revenue until the Company recognizes such revenue when performance obligations are met in accordance with the contract.
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
Deferred revenue recognition is as follows:

December 31, 2024		December 31, 2023
Total deferred revenue	$54	Total deferred revenue	$1,154
		Recognized in 2024	1,154
Expected recognition:
2025	54
	$54		$1,154

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company’s contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. As of December 31, 2024, the Company had $120,089 in estimated unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize this revenue of approximately $120,089 during the year ended December 31, 2025. These estimates include all open contracts as of December 31, 2024. Actual amounts earned may vary from these estimates as our contract prices include provisions for pricing changes discussed above.

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
Accounts and Unbilled Receivables
Accounts receivable represents customer transactions that have been invoiced in accordance with our typical monthly close procedures; unbilled receivables represent receivables recorded after our typical monthly close procedures. Accounts receivable are due in accordance with terms agreed upon with customers, and are stated at amounts due from customers net of any allowance for credit losses. The Company considers accounts outstanding longer than the payment terms past due.
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
Under both methodologies, the Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. As of December 31, 2024 and 2023, there were no unbilled receivables included in deferred revenue. As of December 31, 2024 and 2023, there was no allowance for credit losses. The Company recorded $163, $0, and $1 for the years ended December 31, 2024, 2023, and 2022, respectively as non-cash bad debt expense.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $144,108, $118,616 and $57,770 for the years ended December 31, 2024, 2023 and 2022, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs periodic surveys to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. There was no write-down of inventory value based on the lower of cost or net realizable value calculation

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

for the years ended December 31, 2024, 2023 and 2022. The Company also performs an analysis on its existing inventory and estimates the expected production yield based on waste sand produced to determine if it has obsolete inventory. There was no inventory impairment due to obsolescence for the years ended December 31, 2024, 2023 or 2022.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis.
Deferred Financing Charges
Direct costs incurred in connection with the Company’s debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing and debt discount charges of $237, $291, and $291 are included in interest expense as of December 31, 2024, 2023 and 2022, respectively. Costs related to the FCB ABL Credit Facility are presented in other assets on the balance sheet rather than an offset to the debt balance for consistent reporting when there is no balance on the FCB ABL Credit Facility.
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
There were no impairments of long-lived assets or definite-lived intangible assets during the years ended December 31, 2024, 2023 and 2022.
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
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. See Note 16 — Commitments and Contingencies for additional disclosures regarding these obligations.
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
The Company had no financial instruments carried at fair value as of December 31, 2024 and 2023.
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
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2024 and 2023, there were no material probable environmental matters.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2024, 2023, 2022 was 1,158, 1,719 and 2,317, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2024	2023	2022
Weighted average common shares outstanding	38,809	38,948	42,408
Assumed conversion of restricted stock	275	98	—
Diluted weighted average common stock outstanding	39,084	39,046	42,408
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $5,026 of employee retention credits in other income on its consolidated statements of operations, of which $522 remained included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2024. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Recent Accounting Pronouncements
Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which updates various reportable disclosure requirements, primarily through incremental disclosures of segment expenses in both annual and interim reporting. The Company has adopted this ASU in the current financial statements and added the additional required disclosures in Note 11 of these financial statements.
Not yet adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which updates various disclosures including enhancing the disclosure of certain costs and expenses in the notes to the financial statements. The Update is effective for the Company for its annual financial statements for 2027 and interim periods thereafter. Early adoption is permitted. While the Company is still in the process of evaluating the effects of ASU 2024-03, at the time of adoption, it believes the primary effect will be disaggregation of the cost of goods sold and selling, general and administrative line items on the face of the financial statements or within the notes to the financial statements.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 3 — Inventories
Inventories consisted of the following:

	December 31,
	2024	2023
Raw material	$584	$467
Work in progress	6,740	9,391
Finished goods	6,507	8,244
Spare parts	11,213	8,721
Total inventory	$25,044	$26,823

NOTE 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid insurance	$804	$1,494
Prepaid expenses	1,005	910
Prepaid income taxes, net	94	—
Other receivables	732	813
Total prepaid expenses and other current assets	$2,635	$3,217

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2024	2023
Machinery, equipment and tooling	$43,041	$40,632
SmartSystems	32,551	30,651
Vehicles	3,961	4,082
Furniture and fixtures	1,368	1,466
Plant and buildings	218,546	213,756
Real estate properties	7,161	7,209
Railroad and sidings	35,728	35,491
Land and land improvements	40,627	40,519
Asset retirement obligation	23,283	22,910
Mineral properties	7,442	7,442
Deferred stripping costs	4,434	3,802
Construction in progress	3,216	6,270
	421,358	414,230
Less: accumulated depreciation and depletion	184,666	159,138
Total property, plant and equipment, net	$236,692	$255,092
Depreciation expense was $27,903, $26,533 and $25,693 for the years ended December 31, 2024, 2023 and 2022, respectively. Depletion expense was $37, $35 and $36 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2024, 2023 and 2022.

NOTE 6 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2024.

	Balance at December 31, 2023	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2024
Developed technology	$5,876	$—	$—	$792	$5,084
	$5,876	$—	$—	$792	$5,084
The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2023.

	Balance at December 31, 2022	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2023
Developed technology	$6,669	$—	$—	$793	$5,876
	$6,669	$—	$—	$793	$5,876

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(5,216)	$10,300	(4,424)
	$10,300	$(5,216)	$10,300	$(4,424)
The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 6.4 years. Amortization expense related to the purchased intangible assets was $792, $793 and $792 for the year ended December 31, 2024, 2023, and 2022, respectively.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2024.

Year ending December 31,
2025	$792
2026	792
2027	792
2028	792
2029	792
Thereafter	1,124
Total	$5,084

NOTE 7 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2024	2023
Employee related expenses	$1,630	$1,767
Accrued equipment expense	291	524
Accrued professional fees	443	461
Accrued royalties	3,224	3,149
Accrued freight and delivery charges	2,331	2,066
Accrued real estate tax	960	1,044
Accrued utilities	1,405	604
Sales tax liability	158	486
Income taxes payable	852	865
Other accrued liabilities	1,267	58
Total accrued liabilities	$12,561	$11,024

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 8 — Debt
Current portion of long-term debt current consists of the following:

	December 31,
	2024	2023
Former ABL Credit Facility	$—	$8,000
VFI Equipment Financing	2,286	—
Oakdale Equipment Financing	—	6,462
Notes payable	1,036	1,011
Finance leases	232	238
Current portion of long-term debt	$3,554	$15,711
Long-term debt consists of the following:

	December 31,
	2024	2023
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing, net	6,294	—
Oakdale Equipment Financing	—	1,388
Notes payable	2,523	1,519
Finance lease	313	542
Long-term debt	$9,130	$3,449
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
The available borrowing amount under the FCB ABL Credit Facility as of December 31, 2024 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of December 31, 2024. As of December 31, 2024, the Company was in compliance with all financial covenants. The weighted average interest rate on our variable rate debt under the Former ABL Facility and this FCB ABL credit facility for the years ended December 31, 2024 and 2023 was 8.20% and 4.81%, respectively.
Former ABL Credit Facility
On December 13, 2019, the Company entered into a $20,000 five-year senior secured asset-based credit facility with Jefferies Finance LLC. This facility was terminated on September 3, 2024.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

VFI Equipment Financing
On June 28, 2024, the Company entered into an equipment financing arrangement with VFI with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 8.56%. The Company used the net proceeds to repay in full and terminate the Oakdale Equipment Financing, and the remainder was added to working capital. The VFI Equipment Financing amortizes to one dollar and will be paid in full on on May 8, 2028. The Company has the right to reacquire the underlying equipment on the lease schedule upon maturity for one dollar.
Oakdale Equipment Financing
On December 13, 2019, the Company received net proceeds of $23,000 in an equipment financing arrangement with Nexseer. Substantially all of the Company’s mining and processing equipment at its Oakdale facility was pledged as collateral under the Oakdale Equipment Financing. The Oakdale Equipment Financing bore interest at a fixed rate of 5.79%. This facility was paid in full and terminated on June 28, 2024.

Notes Payable
Notes payable primarily include various financing arrangements to finance the Company’s purchased heavy equipment. All notes payable bear interest at fixed rates between 3.99% and 7.49%.
Finance Leases
See Note 9 - Leases for additional information about the Company’s finance leases.
Future minimum payments as of December 31, 2024 are as follows:

Year Ended December 31,	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
2025	$—	$2,940	$1,217	$273	$4,430
2026	—	2,940	1,148	262	4,350
2027	—	2,940	888	65	3,893
2028	—	1,225	547	7	1,779
2029 and thereafter	—	—	239	—	239
Total minimum payments	—	10,045	4,039	607	14,691
Amount representing interest	—	(1,362)	(480)	(62)	(1,904)
Amount representing unamortized lender fees	—	(103)	—	—	(103)
Present value of payments				545
Less: current portion	—	(2,286)	(1,036)	(232)	(3,554)
Total long-term debt, net	$—	$6,294	$2,523	$313	$9,130

NOTE 9 — Leases
Lessee
At December 31, 2024 and 2023, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

	Balance Sheet Location	December 31,
		2024	2023
Right-of-use assets
Operating	Operating right-of-use assets	$23,153	$23,265
Financing	Property, plant and equipment, net	582	908
Total right-of use assets		$23,735	$24,173

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$24,539	$24,592
Financing	Long-term debt, current and long-term portions	545	780
Total lease liabilities		$25,084	$25,372
Operating lease costs are recorded in a single expense on the statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Finance lease cost
Amortization of right-of-use assets	$232	$292
Interest on lease liabilities	62	74
Operating lease cost	13,597	13,797
Short-term lease cost	22	36
Total lease cost	$13,913	$14,199

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Other information related to the Company’s leasing activity for year ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$63	$73
Operating cash flows used for operating leases	$13,523	$14,928
Financing cash flows used for finance leases	$221	$394

Right-of-use assets obtained in exchange for new finance lease liabilities	$62	$492
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,380	$9,569

Weighted average remaining lease term - finance leases	2.3 years	3.3 years
Weighted average discount rate - finance leases	9.53%	9.71%
Weighted average remaining lease term - operating leases	2.9 years	2.7 years
Weighted average discount rate - operating leases	7.27%	6.51%
Maturities of the Company’s lease liabilities as of December 31, 2024 are as follows:

Year	Operating Leases	Finance Leases	Total
2025	$11,433	$273	$11,706
2026	7,508	262	7,770
2027	4,629	65	4,694
2028	2,536	7	2,543
2029	1,194	—	1,194
Thereafter	—	—	—
Total cash lease payments	27,300	607	27,907
Less: amounts representing interest	(2,762)	(62)	(2,824)
Total lease liabilities	$24,539	$545	$25,084

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $21,292 as of December 31, 2024. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2022	$18,888
Additions and revisions of prior estimates	328
Accretion expenses	904
Settlement of liability	(197)
Balance at December 31, 2023	$19,923
Additions and revisions of prior estimates	373
Accretion expenses	996
Balance at December 31, 2024	$21,292

NOTE 11 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems as of December 31, 2024. The Company evaluates its segment reporting on an ongoing basis and has changed its reporting in the current period and applied that reporting retrospectively to the prior periods presented. The accounting policies for the segments are not different from the accounting policies for the Company. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The Company’s operations in foreign countries are immaterial. The chief operating decision maker (“CODM”) is Charles Young, the Company’s chief executive officer. The CODM regularly reviews the Company’s GAAP financial statements, as well as the non-GAAP reporting measures when considering the profit and loss of the company and uses this information in deciding how to allocate resources.
The Sand segment includes both frac sand sales and IPS sales. The sand production process begins the same way for each of these revenue streams. Frac Sand consists of four primary sizes of sand, called grades. IPS begins with these same frac sand grades and may contain additional sizes or custom blends of a variety of grades.
The SmartSystems segment revenue is primarily from the rental of our patented SmartSystems equipment and related services provided to customers. This segment offers customers portable wellsite storage and management solutions that enable customers to unload, store, and deliver proppant at the wellsite.
During the year ended December 31, 2024, three of the Company’s customer had revenues of more than 10%. Of these three customers, one had revenues in both Sand and SmartSystems segments and two had revenues in the Sand Segment.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The following tables present additional segment information for the year ended December 31, 2024 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$303,590	$7,782	$311,372

Segment cost of goods sold
Logistics costs	$154,628	$—	$154,628
Production costs	78,919	—	78,919
Depreciation, depletion, and accretion of asset retirement obligations	24,727	2,134	26,861
Other costs	538	5,603	6,141
Total cost of goods sold	$258,812	$7,737	$266,549

Gross profit	$44,778	$45	$44,823
Total operating expenses			41,819
Total other (expenses) income, net			(2,752)
Income tax expense (benefit)			(2,740)
Net income (loss)			$2,992

Additions to property, plant and equipment	$8,249	$1,237
The following tables present additional segment information for the year ended December 31, 2023 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$287,479	$8,494	$295,973

Segment cost of goods sold
Logistics costs	$152,260	$—	$152,260
Production costs	70,298	—	70,298
Depreciation, depletion, and accretion of asset retirement obligations	23,287	2,182	25,469
Other costs	1,336	5,055	6,391
Total cost of goods sold	$247,181	$7,237	$254,418

Gross profit	$40,298	$1,257	$41,555
Total operating expenses			43,059
Total other (expenses) income, net			(748)
Income tax expense (benefit)			(6,901)
Net income (loss)			$4,649

Additions to property, plant and equipment	$19,700	$3,756

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The following tables present additional segment information for the year ended December 31, 2022 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$249,324	$6,416	$255,740

Segment cost of goods sold
Logistics costs	$130,729	$—	$130,729
Production costs	64,937	—	64,937
Depreciation, depletion, and accretion of asset retirement obligations	22,895	2,143	25,038
Other costs	1,445	4,000	5,445
Total cost of goods sold	$220,006	$6,143	$226,149

Gross profit	$29,318	$273	$29,591
Total operating expenses			32,719
Total other (expenses) income, net			(780)
Income tax expense (benefit)			(3,205)
Net income (loss)			$(703)

Additions to property, plant and equipment	$18,145	$804

NOTE 12 — Concentrations
As of December 31, 2024, four customers accounted for 84% of the Company’s total accounts and unbilled receivables. As of December 31, 2023, four customers accounted for 70% of the Company’s total accounts and unbilled receivables.
During the year ended December 31, 2024, 56% of the Company’s revenues were earned from three customers. During the years ended December 31, 2023 and 2022, 42% and 60% of the Company’s revenues were earned from two and four customers, respectively.
As of December 31, 2024, one vendor accounted for 17% of the Company’s accounts payable. As of December 31, 2023, one vendor accounted for 11% of the Company’s accounts payable.
During the year ended December 31, 2024, two vendors accounted for 35%, of the Company’s cost of goods sold. During the year ended December 31, 2023 and 2022, two and two vendors accounted for 32% and 34%, respectively, of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.
As of December 31, 2024, the Company employed 285 people, of which 25 were employed under collective bargaining agreements. The current collective bargaining agreements expire April 30, 2025.

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
During 2024, there were 2,396 shares of restricted stock issued under 2016 Plan. During 2023 and 2022, 810 and 1,172 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value of all restricted stock outstanding during the year ended December 31, 2024 was between $1.65 and $4.57 per share. The shares issued in 2024, vest over one to four years from their respective grant dates and their grant date fair value was the actual market price of the Company’s shares. The total number of shares and their respective values that vested during the years ended December 31, 2024, 2023 and 2022 were 753 at $1,542, 721 at $1,282 and 975 at $2,275, respectively.
The Company recognized $3,216, $3,507 and $3,184 of compensation expense for the restricted stock during 2024, 2023 and 2022, respectively, in cost of goods sold and operating expenses on the consolidated statements of operations. At December 31, 2024, the Company had unrecognized compensation expense of $5,284 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2025	$2,643
2026	1,661
2027	784
2028	196
2029	—
$5,284
The following table summarizes restricted stock activity under the 2016 Plan from January 1, 2023 through December 31, 2024:

	Number of Shares	Weighted Average
Unvested, January 1, 2023	2,730	$3.06
Granted	810	$1.69
Vested	(721)	$2.74
Forfeiture	(189)	$2.80
Unvested, December 31, 2023	2,630	$2.89
Granted	2,396	$1.97
Vested	(753)	$2.81
Forfeiture	(441)	$2.92
Unvested December 31, 2024	3,832	$2.39
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

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 14 — Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$(226)	$(181)	$96
State and local	32	(969)	895
Foreign	239	386	—
Total current (benefit) expense	45	(764)	991
Deferred
Federal	(2,650)	(4,869)	(3,148)
State and local	(135)	(1,268)	(1,048)
Foreign	—	—	—
Total deferred income tax benefit	(2,785)	(6,137)	(4,196)
Total income tax benefit	$(2,740)	$(6,901)	$(3,205)
Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the years ended December 31, 2024, 2023 and 2022. The reconciliations from the applicable statutory income tax rates to income tax (benefit) expense are as follows:

	Year Ended December 31,
	2024	2023	2022
At statutory rate	$53	$(473)	$(821)
State taxes, net of U.S. federal benefit	(176)	(1,554)	(162)
Foreign taxes	189	305	—
Federal tax deductions	(3,507)	(3,231)	(3,299)
Change in applicable tax rate	8	(436)	26
Provision to return permanent difference	4	(810)	(17)
R&D credits	(166)	(149)	(209)
Fuel tax credit	(226)	(181)	(142)
Unrecognized tax benefits	—	—	70
NOL carryback/carryforward	1,265	(714)	14
Nondeductible asset basis	(184)	342	909
Compensation deduction limitation	—	—	426
Total income tax benefit	$(2,740)	$(6,901)	$(3,205)
Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Reserves and accruals	$1,858	$1,928
Prepaid expenses and other	1,819	1,373
Federal net operating losses	15,877	15,980
State net operating losses	2,032	1,595
Operating lease liabilities	5,925	5,688
Total gross deferred tax assets	27,511	26,564
Less valuation allowance	(2,156)	(874)
Total net deferred tax assets	25,355	25,690
Deferred tax liabilities:
Depreciation and amortization	(29,030)	(32,361)
Foreign net operating losses	(50)	(50)
Operating lease right-of-use assets	(5,591)	(5,380)
Total deferred tax liabilities	(34,671)	(37,791)
Deferred tax liabilities, long-term, net	$(9,316)	$(12,101)
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. A valuation allowance should be recorded if, based on the weight of all positive and negative evidence, it is more likely than not that some portion or all of a deferred tax asset will not be related. At December 31, 2024 and December 31, 2023, the Company determined it was more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $2,156 and $874, respectively. As of December 31, 2024, the Company’s U.S. federal net operating loss carryforwards may be carried forward indefinitely and the majority or its state net operating loss carryforwards and federal tax credits will expire at various dates from December 31, 2032 through December 31, 2044 with the remaining being carried forward indirectly.

The Company has recorded a liability of $2,240 for unrecognized tax benefits for uncertain tax positions included on its consolidated balance sheet as of December 31, 2024 and 2023. The liability for unrecognized tax benefits would change the effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits
Balance at December 31, 2022	$2,240
Additions based on prior year positions	—
Decreases due to settlements and /or reduction in reserves	—
Balance at December 31, 2023	$2,240
Additions based on prior year positions	—
Decreases due to settlements and /or reduction in reserves	—
Balance at December 31, 2024	$2,240
The Company’s federal income tax returns subsequent to 2020 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 15 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching on the first 3% and 50% matching on the next 2% of employee’s eligible deferred compensation. Employees are immediately vested in both their contributions and the Company’s matching contributions. In accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2024, 2023 and 2022. During the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions of $952, $677 and $572, respectively to its U.S. Defined Contribution Plan.

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2024 are as follows:

2025	$2,462
2026	2,456
2027	2,449
2028	2,275
2029	2,275
Thereafter	17,431
Total future minimum annual commitments under these obligations	$29,348
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
Cory Berg, et al. v. Hi-Crush Blair LLC, LLC et al., Case No. 2019-cv-65, Trempealeau County, Wisconsin
Leland Drangstveit, et al. v. Hi-Crush Blair, LLC, et al., Case No. 2019-cv-66, Trempealeau County, Wisconsin
On April 22, 2019 and September 29, 2021, Cory Berg, et al. and Leland Drangstveit, et al., respectively (collectively, the “Plaintiffs”), filed complaints and an amended complaint in separate actions against Blair, certain of its subcontractors and its and their respective insurance companies in the Circuit Court of the State of Wisconsin in and for Trempealeau County (Case Nos. 19-CV-65 and 19-CV-66, respectively). The Plaintiffs allege that Blair and its subcontractors were negligent and created a nuisance by, among other things, generating excessive noise, light and dust. The Plaintiffs are seeking unspecified monetary damages and other relief. The insurance companies included as defendants have asserted counterclaims seeking declarations as to their rights and liabilities under their respective applicable commercial general liability insurance policies. HCR has agreed under the Purchase Agreement to indemnify the Company for any actions or omissions of HCR or its affiliates (including Blair) that occurred prior to the closing of the Company’s acquisition of Blair. In late August, several of the defendants, including Blair, agreed to settlement terms with the Plaintiffs, and the parties expect to finalize settlement paperwork in the first quarter of 2025, which will result in a dismissal with prejudice of all claims against Blair.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total performance bonds as of December 31, 2024 was $19,727.

NOTE 17 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest	$1,413	$1,116	$1,239
Cash paid for income taxes	$(78)	$211	$187
Non-cash investing activities:
Asset retirement obligation	$871	$328	$1,975
Non-cash financing activities:
Equipment purchased with debt	$2,214	$1,206	$445
Capitalized expenditures in accounts payable and accrued expenses	$1,096	$834	$958
Treasury stock purchased with debt	$—	$4,425	$—

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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2024, the Company upgraded its enterprise management and accounting system. Management has maintained its control environment during this transition through risk evaluation, monitoring, communication and separation of duties. Detective and preventative controls have been maintained or enhanced in the new system. We will continue to evaluate whether there are changes that materially affect or are reasonably likely to have materially affected, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2023, But Not Reported.
None.
Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. — DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2025 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2025 Proxy Statement and is incorporated herein by reference.
The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that is reasoanbly designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19 to this report.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2024” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
(1)The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Charged to cost and expenses	Additions (Deductions)	Balance at End of the Year
Year Ended December 31, 2023
Deferred tax asset valuation allowance	$1,588	$—	$(714)	$874
Year Ended December 31, 2024
Deferred tax asset valuation allowance	$874	$—	$1,282	$2,156
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
10.6
Amendment No. 1 to the Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.7
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.8
Master Lease Agreement, dated December 13, 2019, among Smart Sand, Inc., Smart Sand Oakdale, LLC and Nexseer Capital (incorporated by reference to Exhibit 10.13 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.9
ABL Credit Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, Jefferies Finance LLC, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to Smart Sand, Inc.’s Annual Report of Form 10-K filed with the SEC on March 14, 2020)

10.10
Guarantee and Collateral Agreement, dated December 13, 2019, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto and Jefferies Finance LLC, as agent (incorporated by reference to Exhibit 10.15 to Smart Sand, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2020)

10.11
First Amendment to ABL Credit Agreement, dated July 8, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.3 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.12
Second Amendment to ABL Credit Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.4 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.13
Third Amendment to ABL Credit Agreement, dated July 22, 2022, by and between Smart Sand, Inc. and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022)

10.14
Guarantee and Collateral Agreement Supplement, dated September 18, 2020, by and between Eagle Oil and Gas Proppants Holdings LLC and Northern White Sand LLC, and CRS Proppants LLC, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.5 to Smart Sand, Inc.’s Quarterly Report on Form 10-K filed with the SEC on November 9, 2020)

10.15‡
Master Product Purchase Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.16†
Railcar Usage Agreement dated effective as of January 1, 2017 between Rice Drilling B, LLC and Smart Sand, Inc. (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2017)

10.17†
First Amendment to the Master Product Purchase Agreement and First Amendment to Railcar Usage Agreement, dated June 21, 2019, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019)

10.18†
Letter Agreement to Master Product Purchase Agreement, dated May 26, 2020, between Smart Sand, Inc. and Rice Drilling B LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

10.19‡
Second Amendment to Master Product Purchase Agreement and Second Amendment to Railcar Usage Agreement, dated September 28, 2020, between Smart Sand, Inc. and Rice Drilling B, LLC, a subsidiary of EQT Corporation (incorporated by reference to Exhibit 10.2 to Smart Sand, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020)

10.20‡
Second Amended and Restated Master Product Purchase Agreement, dated September 10, 2019, by and between Smart Sand, Inc. and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 13, 2019)

10.21
Loan and Security Agreement, dated September 18, 2020, by and between Smart Sand, Inc. and Eagle Materials, Inc. (incorporated by reference to Exhibit 10.1 to Smart Sand, Inc.’s Current Report on Form 8-K filed with the SEC on September 18, 2020)

10.22
Settlement Agreement and Release, dated June 28, 2021, by and among Smart Sand, Inc., U.S. Well Services, LLC and U.S. Well Services, Inc. (incorporation by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on June 29, 2021)

10.23‡
Master Product Purchase Agreement, dated effective August 1, 2021, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2021)

10.24‡
First Amendment to Master Product Purchase Agreement, entered into on February 24, 2023, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2023)

10.25‡
Second Amendment to Master Product Purchase Agreement, entered into on March 30, 2023, by and between Smart Sand, Inc. and EQT Production Company (incorporated by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2023)

10.26	Technical Report Summary, Frac Sand Resources and Reserves Oakdale Mine, Monroe County, Wisconsin
10.27	Technical Report Summary, Frac Sand Resources and Reserves Utica Mine, Lasalle County, Illinois
10.28	Technical Report Summary, Frac Sand Resources and Reserves Blair Mine, Trempealeau County, Wisconsin
10.29
ABL Credit Agreement, dated September 3, 2024, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, an issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporation by reference to Exhibit 10.1 to Smart Sand Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

19.1*	Smart Sand, Inc. Insider Trading Policy
21.1*	List of subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of John T. Boyd Company
31.1*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Mine Safety Disclosure Exhibit
97.1	Policy for Recovery of Erroneously Awarded Compensation
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: March 3, 2025
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