Form 10-Q
period 2025-03-31
Smart Sand, Inc.
filed 2025-05-13
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Number of shares of common stock outstanding, par value $0.001 per share, as of May 6, 2025: 44,083,342

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,108	$1,554
Accounts receivable	27,966	40,981
Unbilled receivables	2,903	5,311
Inventory	28,309	25,044
Prepaid expenses and other current assets	2,945	2,635
Total current assets	67,231	75,525
Property, plant and equipment, net	233,345	236,692
Operating lease right-of-use assets	20,402	23,153
Intangible assets, net	4,886	5,084
Other assets	1,044	1,092
Total assets	$326,908	$341,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,441	$16,988
Accrued expenses and other liabilities	13,618	12,561
Deferred revenue	476	54
Current portion of long-term debt	3,519	3,554
Current portion of operating lease liabilities	8,345	10,053
Total current liabilities	38,399	43,210
Long-term debt	8,488	9,130
Long-term operating lease liabilities	12,248	14,486
Deferred tax liabilities, net	25,979	9,316
Asset retirement obligations	21,585	21,292
Other non-current liabilities	300	302
Total liabilities	106,999	97,736
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 47,302,522 issued and 39,438,181 outstanding at March 31, 2025; 46,644,853 issued and 39,067,094 outstanding at December 31, 2024	40	39
Treasury stock, at cost, 7,864,341 and 7,577,759 shares at March 31, 2025 and December 31, 2024, respectively	(15,312)	(14,671)
Additional paid-in capital	186,229	185,263
Retained earnings	49,008	73,239
Accumulated other comprehensive loss	(56)	(60)
Total stockholders’ equity	219,909	243,810
Total liabilities and stockholders’ equity	$326,908	$341,546

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$64,464	$79,719
SmartSystems revenue	1,094	3,333
Total revenue	65,558	83,052
Cost of goods sold:
Sand cost of goods sold	61,673	68,967
SmartSystems cost of goods sold	1,113	2,274
Total cost of goods sold	62,786	71,241
Gross profit	2,772	11,811
Operating expenses:
Selling, general and administrative	9,243	10,350
Depreciation and amortization	619	674
(Gain) loss on disposal of fixed assets, net	(40)	3
Total operating expenses	9,822	11,027
Operating (loss) income	(7,050)	784
Other income (expenses):
Interest expense, net	(342)	(489)
Other income	129	96
Total other expenses, net	(213)	(393)
(Loss) income before income tax expense	(7,263)	391
Income tax expense	16,968	607
Net loss	$(24,231)	$(216)
Net loss per common share:
Basic	$(0.62)	$(0.01)
Diluted	$(0.62)	$(0.01)
Weighted-average number of common shares:
Basic	39,257	38,555
Diluted	39,257	38,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(24,231)	$(216)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(26)
Comprehensive loss	$(24,227)	$(242)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended March 31, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Vesting of restricted stock	643,016	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	934	—	—	934
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	14,653	—	—	—	26	—	—	26
Purchase of treasury stock	(135,196)	—	135,196	(305)	—	—	—	(305)
Restricted stock buy back	(151,386)	—	151,386	(336)	—	—	—	(336)
Net loss	—	—	—	—	—	(24,231)	—	(24,231)
Balance at March 31, 2025	39,438,181	$40	7,864,341	$(15,312)	$186,229	$49,008	$(56)	219,909

Three Months Ended March 31, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Vesting of restricted stock	288,817	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	642	—	—	642
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	17,891	—	—	—	25	—	—	25
Restricted stock buy back	(87,462)	—	87,462	(170)	—	—	—	(170)
Net loss	—	—	—	—	—	(216)	—	(216)
Balance at March 31, 2024	38,706,008	$39	7,458,722	$(14,419)	$182,646	$74,323	$(61)	242,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating activities:
Net loss	$(24,231)	$(216)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	7,299	7,241
Amortization of intangible assets	198	199
Net (gain) loss on disposal of fixed assets	(40)	3
Amortization of deferred financing cost	46	26
Accretion of debt discount	—	47
Deferred income taxes	16,662	596
Stock-based compensation, net	934	642
Employee stock purchase plan compensation	6	6
Changes in assets and liabilities:
Accounts receivable	13,015	(9,344)
Unbilled receivables	2,408	(2,640)
Inventory	(3,265)	1,240
Prepaid expenses and other assets	(1,712)	(240)
Deferred revenue	423	1,220
Accounts payable	(4,061)	(6,730)
Accrued and other expenses	1,042	4,087
Net cash provided by (used in) operating activities	8,724	(3,863)
Investing activities:
Purchases of property, plant and equipment	(3,536)	(1,646)
Proceeds from disposal of assets	1	1
Net cash used in investing activities	(3,535)	(1,645)
Financing activities:
Dividend payments to stockholders	(7)	—
Repayments of notes payable	(955)	(1,340)
Proceeds from revolving credit facility	11,000	6,000
Repayment of revolving credit facility	(11,000)	—
Payments under finance leases	(58)	(56)
Payment of deferred financing and debt issuance costs	—	(425)
Employee stock purchase plan issuance	26	25
Repurchase of treasury stock from restricted stock vesting	(336)	—
Repurchase of treasury stock from Repurchase Program	(305)	(170)
Net cash (used in) provided by financing activities	(1,635)	4,034
Net increase (decrease) in cash and cash equivalents	3,554	(1,474)
Cash and cash equivalents at beginning of year	1,554	6,072
Cash and cash equivalents at end of period	$5,108	$4,598
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$610	$1,544
Fixed assets purchased with debt	$515	$901
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Yardley, Pennsylvania. The Company operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand, or proppant, for hydraulic fracturing operations as well as proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. In late 2021, the Company created its Industrial Productions Solutions (“IPS”) business to diversify its customer base and markets it serves by offering sand to customers for industrial uses, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
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
In September 2020, the Company acquired two frac sand mines and related processing facilities in Ottawa, Illinois and New Auburn, Wisconsin. The Ottawa facility has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe (“BNSF”) Class I rail line through the Peru, Illinois transload facility. The Company began operating the Ottawa, Illinois mine and processing facility and Peru, Illinois transload facility in October 2020. The Company has no plans to operate the New Auburn facility for the foreseeable future.
In March 2022, the Company acquired its Blair, Wisconsin frac sand mine and related processing facility. The annual processing capacity at the Blair facility is approximately 2.9 million tons and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National Railway. The Company began operating the Blair mine and processing facility in May 2023.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2024 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2024. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024.
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
Additionally, events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and recent output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create significant volatility in the oilfield service sector. The Company’s sales into Canada and Mexico are currently subject to tariffs, set at 25%. During the first quarter 2025, approximately 10% of sand volumes sold went to Canada and Mexico. The Company anticipates that its customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. The Company is currently unable to estimate the effect of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of March 31, 2025 and December 31, 2024, the Company included $522 in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Performance Obligations
The Company recorded $54 of deferred revenue on the consolidated balance sheet as of December 31, 2024, of which $26 has been recognized in the three months ended March 31, 2025 and the remaining amount is expected to be recognized during the remainder of 2025. As of March 31, 2025, the Company had $118,787 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $108,131 and $10,656 in the remainder of 2025 and 2026, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Recent Accounting Pronouncements
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

NOTE 3 — Inventory
Inventory consisted of the following:

	March 31, 2025	December 31, 2024
Raw material	$805	$584
Work in progress	4,182	6,740
Finished goods	11,367	6,507
Spare parts	11,955	11,213
Total inventory	$28,309	$25,044

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2025	December 31, 2024
Machinery, equipment and tooling	$44,188	$43,041
SmartSystems	32,583	32,551
Vehicles	4,161	3,961
Furniture and fixtures	1,420	1,368
Plant and building	219,398	218,546
Real estate properties	7,187	7,161
Railroad and sidings	35,728	35,728
Land and land improvements	40,627	40,627
Asset retirement obligations	23,283	23,283
Mineral properties	7,442	7,442
Deferred mining costs	4,463	4,434
Construction in progress	4,385	3,216
	424,865	421,358
Less: accumulated depreciation and depletion	191,520	184,666
Total property, plant and equipment, net	$233,345	$236,692
Depreciation expense was $6,998 and $6,981 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2025	December 31, 2024
Employee related expenses	$2,099	$1,630
Accrued equipment expense	226	291
Accrued professional fees	325	443
Accrued royalties	2,934	3,224
Accrued freight and delivery charges	3,205	2,331
Accrued real estate tax	1,459	960
Accrued utilities	1,285	1,405
Sales tax liability	249	158
Income tax payable	1,064	852
Other accrued liabilities	772	1,267
Total accrued liabilities	$13,618	$12,561

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2025	December 31, 2024
VFI Equipment Financing	$2,148	$2,286
Notes payable	1,133	1,036
Finance leases	238	232
Current portion of long-term debt	$3,519	$3,554

Long-term debt, net of current portion consists of the following:

	March 31, 2025	December 31, 2024
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing	5,692	6,294
Notes payable	2,544	2,523
Finance leases	252	313
Long-term debt	$8,488	$9,130

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The following summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2025	$—	$1,960	$875	$206	$3,041
2026	—	2,940	1,287	262	4,489
2027	—	2,940	1,028	65	4,033
2028	—	1,225	686	7	1,918
2029	—	—	266	—	266
2030 and thereafter	—	—	—	—	—
Total minimum payments	—	9,065	4,142	540	13,747
Amount representing interest	—	(1,122)	(465)	(50)	(1,637)
Amount representing unamortized lender fees		(103)			(103)
Present value of payments				490
Less: current portion	—	(2,148)	(1,133)	(238)	(3,519)
Total long-term debt	$—	$5,692	$2,544	$252	$8,488

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
The FCB ABL Credit Facility contains a number of covenants that, among other things, restrict our ability to incur liens or other indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, the FCB ABL Credit Facility requires us in certain limited circumstances to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. The FCB ABL Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type. The Company was compliant with all financial requirements of this facility.
The available borrowing amount under the FCB ABL Credit Facility as of March 31, 2025 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of March 31, 2025. The combined weighted average interest rate for all variable debt for the three months ended March 31, 2025 was 10.81%.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of March 31, 2025, these notes payable bear interest at rates between 3.99% and 8.49%.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024
Right-of-use assets
Operating	Operating right-of-use assets	$20,402	$23,153
Financing	Property, plant and equipment, net	582	582
Total right-of use assets		$20,984	$23,735

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$20,593	$24,539
Financing	Long-term debt, current and long-term portions	490	545
Total lease liabilities		$21,083	$25,084
Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statement of operations for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$58	$57
Interest on lease liabilities	12	18
Operating lease cost	3,162	3,387
Short-term lease cost	—	9
Total lease cost	$3,232	$3,471

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$12	$18
Operating cash flows used for operating leases	$4,457	$3,553
Financing cash flows used for finance leases	$58	$56

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$244

Weighted average remaining lease term - finance leases	2.1 years	3.0 years
Weighted average discount rate - finance leases	9.51%	9.62%
Weighted average remaining lease term - operating leases	2.8 years	2.7 years
Weighted average discount rate - operating leases	7.31%	6.53%

Maturities of the Company’s lease liabilities as of March 31, 2025 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$7,078	$206	$7,284
2026	7,507	262	7,769
2027	4,629	65	4,694
2028	2,536	7	2,543
2029	1,194	—	1,194
Total cash lease payments	22,944	540	23,484
Less: amounts representing interest	(2,351)	(50)	(2,401)
Total lease liabilities	$20,593	$490	$21,083

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $21,585 as of March 31, 2025. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2024	$21,292
Accretion expense	293
Balance at March 31, 2025	$21,585
NOTE 9 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems as of March 31, 2025. The Company evaluates its segment reporting on an ongoing basis. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The Company’s operations in foreign countries are immaterial. The chief operating decision maker (“CODM”) is Charles Young, the Company’s chief executive officer. The CODM regularly

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
reviews the Company’s GAAP financial statements, as well as the non-GAAP reporting measures when considering the profit and loss of the company and uses this information in deciding how to allocate resources.
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
During the year ended December 31, 2024, four of the Company’s customers had revenues of more than 10%. Of these four customers, all had revenues only in the Sand Segment. The following tables present additional segment information for the three months ended March 31, 2025 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$64,464	$1,094	$65,558

Segment cost of goods sold
Logistics costs	$36,240	$—	$36,240
Production costs	19,164	—	19,164
Depreciation, depletion, and accretion of asset retirement obligations	6,022	550	6,573
Other costs	247	563	809
Total cost of goods sold	$61,673	$1,113	$62,786

Gross profit	$2,791	$(19)	$2,772
Total operating expenses			9,822
Total other (expenses) income, net			(213)
Income tax expense (benefit)			16,968
Net income (loss)			$(24,231)

Additions to property, plant and equipment	$2,738	$—

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
The following tables present additional segment information for the three months ended March 31, 2024 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$79,719	$3,333	$83,052

Segment cost of goods sold
Logistics costs	$41,111	$—	$41,111
Production costs	21,155	—	21,155
Depreciation, depletion, and accretion of asset retirement obligations	6,149	548	6,697
Other costs	552	1,726	2,278
Total cost of goods sold	$68,967	$2,274	$71,241

Gross profit	$10,752	$1,059	$11,811
Total operating expenses			11,027
Total other (expenses) income, net			(393)
Income tax expense (benefit)			607
Net income (loss)			$(216)

Additions to property, plant and equipment	$2,111	$248

NOTE 10 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. For the three months ended March 31, 2025 and 2024, the effective tax rate was approximately (233.6)% and 155.2%, respectively. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. For the three months ended March 31, 2025 and 2024, the statutory tax rate was 21.0%.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2024. There was no material change for the three months ended March 31, 2025.
The Company believes it will not be able to use all of its tax benefits from some of its tax deductions. Because of this, it has recorded a partial valuation allowance against those benefits, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2024, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $2,156. There was no material change for the three months ended March 31, 2025.
The Company’s federal income tax returns subsequent to 2020 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 11 — Concentrations
As of March 31, 2025, five customers accounted for 73% of the Company’s total accounts and unbilled receivables. As of December 31, 2024, four customers accounted for 84% of the Company’s total accounts receivable.
During the three months ended March 31, 2025, 74% of the Company’s revenues were earned from four customers. During the three months ended March 31, 2024, 60% of the Company’s revenues were earned from two customers.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
As of March 31, 2025, two vendors accounted for 35% of the Company’s accounts payable. As of December 31, 2024, one vendor accounted for 17% of the Company’s accounts payable.
During the three months ended March 31, 2025, two vendors accounted for 40% of the Company’s cost of goods sold. During the three months ended March 31, 2024, two vendors accounted for 35% of the Company’s cost of goods sold.
The Company’s primary product is Northern White sand, and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to the geographic areas of the Company’s mines, the oil and natural gas producing basins they serve, or the transportation routes between them.

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
Cory Berg, et al. v. Hi-Crush Blair LLC, LLC et al., Case No. 2019-cv-65, Trempealeau County, Wisconsin
Leland Drangstveit, et al. v. Hi-Crush Blair, LLC, et al., Case No. 2019-cv-66, Trempealeau County, Wisconsin
On April 22, 2019 and September 29, 2021, Cory Berg, et al. and Leland Drangstveit, et al., respectively (collectively, the “Plaintiffs”), filed complaints and an amended complaint in separate actions against Blair, certain of its subcontractors and its and their respective insurance companies in the Circuit Court of the State of Wisconsin in and for Trempealeau County (Case Nos. 19-CV-65 and 19-CV-66, respectively). The Plaintiffs allege that Blair and its subcontractors were negligent and created a nuisance by, among other things, generating excessive noise, light and dust. The Plaintiffs are seeking unspecified monetary damages and other relief. The insurance companies included as defendants have asserted counterclaims seeking declarations as to their rights and liabilities under their respective applicable commercial general liability insurance policies. HCR has agreed under the Purchase Agreement to indemnify the Company for any actions or omissions of HCR or its affiliates (including Blair) that occurred prior to the closing of the Company’s acquisition of Blair. In late August, several of the defendants, including Blair, agreed to settlement terms with the Plaintiffs. The parties finalized settlement paperwork in February 2025 and the matter is closed.

Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of March 31, 2025 was $19,727.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2024 contained in our Annual Report on Form 10-K. We use contribution margin, EBITDA, adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). All share amounts are presented in thousands.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2024. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this Report, may adversely affect our results as indicated in forward-looking statements. You should read this Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
Overview
The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystems™ wellsite storage capabilities. In recent years, we have expanded our product line to offer Industrial Products Solutions (“IPS”) in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepot™ portable wellsite storage silos, SmartPath® wellsite proppant management system

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
and SmartBelt™ conveyor; (iv) access to all Class I rail lines; and (v) the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility, which has access to both the Canadian Pacific and Union Pacific rail networks, is approximately 5.5 million tons. In 2020, we acquired our Ottawa, Illinois mine and processing facility, which has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe rail network. In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National rail network. We commenced operations at the Blair facility in May 2023. Our total annual processing capacity of our operating facilities is approximately 10.0 million tons.
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024, we acquired the right to operate a terminal in Dennison, Ohio. These two Ohio terminals became operational in 2024. We also have the right to use a rail terminal located in El Reno, Oklahoma. Additionally, we have longstanding relationships with third party terminal operators that provide us with access to substantially all oil and natural gas exploration production basins of North America.
We offer to our customers portable wellsite proppant storage and management solutions through our SmartSystems products and services. Our SmartSystems enable customers to unload, store and deliver proppant at the wellsite, and rapidly set up, takedown and transport the entire system.
In 2021, we expanded our product line to offer Industrial Sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Ottawa, Illinois facility that we believe provides additional opportunities to increase our customer base in the IPS business. While sales of IPS to customers have been a small portion of our overall sand sales, we expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more.
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future. Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and recent output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create significant volatility in the oilfield service sector. Our sales into Canada and Mexico are currently subject to tariffs, set at 25%. During the first quarter 2025, approximately 10% of our sand sold went to Canada and Mexico. We expect that our customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. We are currently unable to estimate the effect of current or future events on our future financial position and results of operations. Therefore, we can give no assurances that these events will not have a material adverse effect on our financial position or results of operations.
We saw an increase in the volume of sand sold in 2024, which has been followed by a slowdown in the first quarter of 2025. We believe the slowdown in the first quarter of 2025 is largely cyclical following a strong fourth quarter and also impacted by seasonality. There have also been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector. We believe the demand for frac sand will continue to moderately increase driven by increased lateral well lengths and increased volume of sand per linear foot of lateral well. Additionally, demand may increase over the next five years, due to potential increased export capacity of LNG and increased power demand for data centers.
Demand in the IPS business is relatively stable as customers are spread over a wide range of industries including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more. The IPS

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
business is primarily influenced by macroeconomic drivers such as consumer demand and population growth. We believe that as this business grows, it may provide us with the ability to diversify a portion our sales into more stable, consumer-driven products to help mitigate price volatility in the oil and gas industry.
Since taking office on January 20, 2025, President Trump has issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 Biden-era executive orders related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a national energy emergency, directing agencies to expedite conventional energy projects, and several agencies have undertaken actions of a deregulatory nature in accordance with the executive orders, memoranda and emergency declaration. During the first quarter of 2025, there have been fluctuating tariffs that may directly or indirectly affect our results of operations. We continue to actively monitor current events, but we are unable to estimate the magnitude of their effect on our future financial position, results of operations or cash flows, or give any assurances that these events will not have a material adverse effect on our financial position, results of operations, or cash flows.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$64,464	$79,719	$(15,255)	(19)%
SmartSystems revenue	1,094	3,333	(2,239)	(67)%
Total revenue	65,558	83,052	(17,494)	(21)%
Cost of goods sold:
Sand cost of goods sold	61,673	68,967	(7,294)	(11)%
SmartSystems cost of goods sold	1,113	2,274	(1,161)	(51)%
Total cost of goods sold	62,786	71,241	(8,455)	(12)%
Gross profit	2,772	11,811	(9,039)	(77)%
Operating expenses:
Selling, general and administrative	9,243	10,350	(1,107)	(11)%
Depreciation and amortization	619	674	(55)	(8)%
(Gain) loss on disposal of fixed assets, net	(40)	3	(43)	(1,433)%
Total operating expenses	9,822	11,027	(1,205)	(11)%
Operating (loss) income	(7,050)	784	(7,834)	(999)%
Other income (expenses):
Interest expense, net	(342)	(489)	147	30%
Other income	129	96	33	34%
Total other expenses, net	(213)	(393)	180	46%
(Loss) income before income tax expense	(7,263)	391	(7,654)	(1,958)%
Income tax expense	16,968	607	16,361	2,695%
Net loss	$(24,231)	$(216)	$(24,015)	11,118%
Revenues
Revenues were $65.6 million and tons sold were approximately 1,069,000 for the three months ended March 31, 2025. Revenues for the three months ended March 31, 2024 were $83.1 million, during which time we sold approximately 1,336,000 tons of sand. The key factors contributing to the change in revenues for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 were as follows:
•Sand revenue declined to $64.5 million for the three months ended March 31, 2025 versus $79.7 million for the three months ended March 31, 2024. Total volumes declined by approximately 20% while sand pricing per ton was slightly higher in the current period. The volumes sold in the first quarter of 2024 were higher due to that period experiencing a recovery period following a steep decline in the fourth quarter of 2023. Additionally, activity in the fourth quarter of 2024 was high due to customers shifting some activity into the end of 2024 leading to lower activity in the first quarter of 2025.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
•SmartSystems revenue was approximately $1.1 million for the three months ended March 31, 2025 compared to $3.3 million for the three months ended March 31, 2024. The decline in SmartSystems revenue was due to lower utilization of our SmartSystems fleet in early 2025.
Cost of Goods Sold
Cost of goods sold was $62.8 million and $71.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Cost of goods sold declined as a result of lower total sales volumes. Both logistics and production costs increased on a per ton basis due to a shift in delivery location and lost efficiencies due to lower production volumes.
Gross Profit
Gross profit was $2.8 million and $11.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The gross profit for the three months ended March 31, 2025 was lower, compared to the three months ended March 31, 2024, due primarily to lower sales volumes and the higher variable production cost per ton on those lower sales volumes.
Operating Expenses
Selling, general and administrative expenses were lower in total at $9.2 million for the three months ended March 31, 2025 compared to $10.4 million for the three months ended March 31, 2024. The decline in SG&A cost were driven by reduced wages and royalties on lower sales volumes as well as reduced banking and legal costs associated with debt refinancing in the prior year.
Interest Expense, net
We incurred $0.3 million and $0.5 million of net interest expense for the three months ended March 31, 2025 and March 31, 2024, respectively.
Income Tax Expense (Benefit)
For the three months ended March 31, 2025 and March 31, 2024, our effective tax rate was approximately (233.6)% and 155.2%, respectively. We are required to record our interim period income tax expense (benefit) in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. The biggest driver of our income tax benefit (expense) is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax expense (benefit) calculation. We do not expect to be a payer of federal income tax in 2025 and we expect to pay an immaterial amount of state income taxes in 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of March 31, 2025, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of March 31, 2025, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $24.2 million for the three months ended March 31, 2025 as compared to net income of $0.2 million for the three months ended March 31, 2024. The higher net loss in the current period was primarily due to non-cash deferred income taxes. Income tax expense (benefit) often distorts our results of operations due to variances between amounts recorded for GAAP and the amount we pay in a reporting period. We calculate our income tax expense as required by GAAP, but we do not

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
expect to be a payer of any material income taxes for the full year 2025. Additionally, we had lower gross profit from lower sales volumes and higher unit production costs, partially offset by lower operating expenses during the three months ended March 31, 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use non-GAAP measures of contribution margin, adjusted EBITDA, and free cash flow as measures of our performance.
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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per ton amounts)
Revenue	$65,558	$83,052
Cost of goods sold	62,786	71,241
Gross profit	2,772	11,811
Depreciation, depletion, and accretion of asset retirement obligations	6,805	6,697
Contribution margin	$9,577	$18,508
Contribution margin per ton	$8.96	$13.85
Total tons sold	1,069	1,336
Contribution margin was $9.6 million and $18.5 million, or $8.96 and $13.85 per ton sold, for the three months ended March 31, 2025 and 2024, respectively. The decline in overall contribution margin for the three month period ended March 31,

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
2025, when compared to the same period in 2024, was primarily due to lower volumes sold at relatively consistent average selling prices.
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
•our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods or capital structure; and
•our debt covenant compliance, as adjusted EBITDA is a key component of critical covenants to the FCB ABL Credit Facility.
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

	Three Months Ended March 31, 2025
	2025	2024
	(in thousands)
Net loss	$(24,231)	$(216)
Depreciation, depletion and amortization	7,205	7,200
Income tax expense and other taxes	16,968	607
Interest expense	372	496
EBITDA	$314	$8,087
Net (gain) loss on disposal of fixed assets	(40)	3
Equity compensation	859	581
Acquisition and development costs	—	308
Cash charges related to restructuring and retention of employees	—	107
Accretion of asset retirement obligations	293	249
Adjusted EBITDA	$1,426	$9,335
Adjusted EBITDA was $1.4 million for the three months ended March 31, 2025 compared to $9.3 million for the three months ended March 31, 2024. The decrease in adjusted EBITDA for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to lower sales volumes of sand sold.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$8,724	$(3,863)
Purchases of property, plant and equipment	(3,536)	(1,646)
Free cash flow	$5,188	$(5,509)
Free cash flow was $5.2 million for the three months ended March 31, 2025 compared to $(5.5) million for the three months ended March 31, 2024. The positive free cash flow for the three months ended March 31, 2025 was primarily due to management’s continued focus on managing operating expenses and capital expenditures to be in line with current market activity and expected trends as well as higher working capital conversion into cash.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of March 31, 2025, cash on hand was $5.1 million and we had $30.0 million in undrawn availability on our FCB ABL Credit Facility.
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
During the three months ended March 31, 2025, we repurchased 135,196 shares of our common stock for $0.3 million. The remaining amount that may be repurchased as of March 31, 2025 is $9.7 million.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Capital Requirements
We expect full year 2025 capital expenditures to be between $13.0 million and $17.0 million. Our expected capital expenditures for 2025 are primarily to open new mining areas for development, efficiency projects at Oakdale, Blair and Ottawa facilities, expansion and customization of our newly acquired Ohio terminals and potential investment in one or more new terminals. We expect to fund these capital expenditures with existing cash from operations, equipment financing options available to us or borrowings under the FCB ABL Credit Facility.
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of the Company’s SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of March 31, 2025 was $7.8 million. Minimum cash payments on this facility for the remainder of 2025 are anticipated to be $2.0 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of March 31, 2025 was $3.7 million. Minimum cash payments on these notes payable for the remainder of 2025 are anticipated to be $0.9 million. There were no outstanding borrowings on our FCB ABL Credit Facility as of March 31, 2025.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of March 31, 2025 were $20.6 million. Minimum cash payments on operating leases for the remainder of 2025 are anticipated to be $7.1 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 12 years.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $19.7 million as of March 31, 2025.
Contractual Obligations
As of March 31, 2025, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Customer Concentration
For the three months ended March 31, 2025, Equitable Gas Corporation, Encino Energy, Expand Energy Corporation and CNX Resources Corporation accounted for 35.5%, 13.2%, 12.9% and 12.6% of total revenue. For the three months ended March 31, 2024, revenue from Equitable Gas Corporation, Halliburton Energy Services and Encino Energy accounted for 37.4%, 11.4% and 11.2% respectively, of total revenue.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2025.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2025 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the first quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2025.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 3, 2024, our board of directors approved the eighteen-month Repurchase Program, pursuant to which we may repurchase ordinary shares from time to time, in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. We may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate us to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time at our discretion. The following table outlines purchases of our common stock under the Repurchase Program during the quarter ended March 31, 2025.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
January 2025	—	$—	—	$9,694,780
February 2025	—	$—	—	$9,694,780
March 2025	135,196	$2.22	135,196	$9,694,780
	135,196	$2.22	135,196
At March 31, 2025, the maximum number of shares that the Company may repurchase under the current repurchase authority was 4,143,068 shares.

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
We are also subject to regulations by the U.S. Occupational Safety and Health Administration, which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. MSHA has adopted rules of permissible exposure limits for respirable crystalline silica and an action level for respirable crystalline silica, implemented medical surveillance for metal/non-metal mines and updated the respiratory protection standard. Portions of the rule are subject to legal challenge and have been stayed as of April 2025. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection.
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

Smart Sand, Inc.

May 13, 2025	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

May 13, 2025	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)