Form 10-Q
period 2025-06-30
Smart Sand, Inc.
filed 2025-08-12
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Number of shares of common stock outstanding, par value $0.001 per share, as of August 5, 2025: 43,559,223

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., nominal value $0.001 per share.

“FCB ABL Credit Facility”, “FCB Credit Agreement”, “FCB Security Agreement”	The five-year senior secured asset-based credit facility (the “FCB ABL Credit Facility”) pursuant to: (i) a credit agreement, dated as of September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (the “FCB Credit Agreement”); and (ii) a guarantee and collateral agreement, dated as of September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent (the “FCB Security Agreement”).

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,293	$1,554
Accounts receivable	47,176	40,981
Unbilled receivables	1	5,311
Inventory	28,660	25,044
Prepaid expenses and other current assets	2,990	2,635
Total current assets	83,120	75,525
Property, plant and equipment, net	230,727	236,692
Operating lease right-of-use assets	26,343	23,153
Intangible assets, net	4,688	5,084
Other assets	971	1,092
Total assets	$345,849	$341,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,580	$16,988
Accrued expenses and other liabilities	13,976	12,561
Deferred revenue	17	54
Current portion of long-term debt	4,041	3,554
Current portion of operating lease liabilities	11,169	10,053
Total current liabilities	44,783	43,210
Long-term debt	17,594	9,130
Long-term operating lease liabilities	16,191	14,486
Deferred tax liabilities, net	4,706	9,316
Asset retirement obligations	21,854	21,292
Other non-current liabilities	221	302
Total liabilities	105,349	97,736
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 47,392,430 issued and 38,654,420 outstanding at June 30, 2025; 46,644,853 issued and 39,067,094 outstanding at December 31, 2024	39	39
Treasury stock, at cost, 8,738,010 and 7,577,759 shares at June 30, 2025 and December 31, 2024, respectively	(17,109)	(14,671)
Additional paid-in capital	187,222	185,263
Retained earnings	70,404	73,239
Accumulated other comprehensive loss	(56)	(60)
Total stockholders’ equity	240,500	243,810
Total liabilities and stockholders’ equity	$345,849	$341,546

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$84,590	$71,020	$149,054	$150,739
SmartSystems revenue	1,180	2,780	2,274	6,113
Total revenue	85,770	73,800	151,328	156,852
Cost of goods sold:
Sand cost of goods sold	75,673	58,903	137,331	127,870
SmartSystems cost of goods sold	1,140	1,824	2,268	4,098
Total cost of goods sold	76,813	60,727	139,599	131,968
Gross profit	8,957	13,073	11,729	24,884
Operating expenses:
Selling, general and administrative	9,110	8,871	18,353	19,221
Depreciation and amortization	604	671	1,223	1,345
(Gain) loss on disposal of fixed assets, net	(680)	3	(720)	6
Total operating expenses	9,034	9,545	18,856	20,572
Operating (loss) income	(77)	3,528	(7,127)	4,312
Other income (expenses):
Loss on extinguishment of debt	—	(1,310)	—	(1,310)
Interest expense, net	(316)	(393)	(658)	(882)
Other income	66	75	195	171
Total other expenses, net	(250)	(1,628)	(463)	(2,021)
(Loss) income before income tax (benefit) expense	(327)	1,900	(7,590)	2,291
Income tax (benefit) expense	(21,723)	2,330	(4,755)	2,937
Net income (loss)	$21,396	$(430)	$(2,835)	$(646)
Net income (loss) per common share:
Basic	$0.55	$(0.01)	$(0.07)	$(0.02)
Diluted	$0.54	$(0.01)	$(0.07)	$(0.02)
Weighted-average number of common shares:
Basic	39,207	38,724	39,232	38,639
Diluted	39,378	38,724	39,232	38,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$21,396	$(430)	$(2,835)	$(646)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(27)	4	(53)
Comprehensive income (loss)	$21,396	$(457)	$(2,831)	$(699)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six Months Ended June 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Vesting of restricted stock	643,016	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	934	—	—	934
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	14,653	—	—	—	26	—	—	26
Purchase of treasury stock	(135,196)	—	135,196	(305)	—	—	—	(305)
Restricted stock buy back	(151,386)	—	151,386	(336)	—	—	—	(336)
Net loss	—	—	—	—	—	(24,231)	—	(24,231)
Balance at March 31, 2025	39,438,181	$40	7,864,341	$(15,312)	$186,229	$49,008	$(56)	219,909
Vesting of restricted stock	89,908	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	987	—	—	987
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Purchase of treasury stock	(854,779)	(1)	854,779	(1,761)	—	—	—	(1,762)
Restricted stock buy back	(18,890)	—	18,890	(36)	—	—	—	(36)
Net income	—	—	—	—	—	21,396	—	21,396
Balance at June 30, 2025	38,654,420	$39	8,738,010	$(17,109)	$187,222	$70,404	$(56)	$240,500

Six Months Ended June 30, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Vesting of restricted stock	288,817	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	642	—	—	642
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	17,891	—	—	—	25	—	—	25
Restricted stock buy back	(87,462)	—	87,462	(170)	—	—	—	(170)
Net loss	—	—	—	—	—	(216)	—	(216)
Balance at March 31, 2024	38,706,008	$39	7,458,722	$(14,419)	$182,646	$74,323	$(61)	242,528
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Vesting of restricted stock	89,911	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	840	—	—	840
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Restricted stock buy back	(24,702)	—	24,702	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	(430)	—	(430)
Balance at June 30, 2024	38,771,217	$39	7,483,424	$(14,471)	$183,492	$73,893	$(88)	242,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating activities:
Net loss	$(2,835)	$(646)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	14,604	14,496
Amortization of intangible assets	396	398
Net (gain) loss on disposal of fixed assets	(720)	6
Amortization of deferred financing cost	121	145
Loss on extinguishment of debt	—	1,310
Deferred income taxes	(4,611)	2,927
Stock-based compensation, net	1,921	1,482
Employee stock purchase plan compensation	12	12
Changes in assets and liabilities:
Accounts receivable	(6,195)	(3,001)
Unbilled receivables	5,310	(1,771)
Inventory	(3,616)	1,793
Prepaid expenses and other assets	(789)	118
Deferred revenue	(36)	(518)
Accounts payable	(1,284)	(7,247)
Accrued and other expenses	1,309	1,515
Net cash provided by operating activities	3,587	11,019
Investing activities:
Purchases of property, plant and equipment	(6,212)	(3,000)
Proceeds from disposal of assets	740	2
Net cash used in investing activities	(5,472)	(2,998)
Financing activities:
Dividend payments to stockholders	(79)	—
Proceeds from the issuance of notes payable	—	9,109
Repayments of notes payable	(1,762)	(8,904)
Proceeds from revolving credit facility	25,000	15,000
Repayment of revolving credit facility	(16,000)	(21,000)
Payments under finance leases	(112)	(114)
Payment of deferred financing and debt issuance costs	(10)	(503)
Payment for debt extinguishment costs	—	(1,227)
Employee stock purchase plan issuance	26	25
Repurchase of treasury stock from restricted stock vesting	(372)	(222)
Repurchase of treasury stock from Repurchase Program	(2,067)	—
Net cash provided by (used in) financing activities	4,624	(7,836)
Net increase in cash and cash equivalents	2,739	185
Cash and cash equivalents at beginning of year	1,554	6,072
Cash and cash equivalents at end of period	$4,293	$6,257
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,081	$1,310
Fixed assets purchased with debt	$1,846	$1,358
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
In September 2020, the Company acquired two frac sand mines and related processing facilities in Ottawa, Illinois and New Auburn, Wisconsin. The Ottawa facility has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe (“BNSF”) Class I rail line through the Company’s Peru, Illinois transload facility. The Company began operating the Ottawa, Illinois mine and processing facility and Peru, Illinois transload facility in October 2020. The Company has no plans to operate the New Auburn facility for the foreseeable future.
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
In December 2023 and January 2024, the Company acquired rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively, and commenced operations at these sites servicing the Appalachian Basin in 2024.
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
The Company’s sales into Canada and Mexico are currently exempt from tariffs. Although the Company’s sales into Canada were subject to tariffs earlier this year, a recent Surtax Remission Order eliminated such tariffs on the Company’s sand. Trade discussions regarding the Company’s sales into Mexico are ongoing, however, the Company is not currently subject to tariffs. During the second quarter 2025, approximately 8% of sand volumes sold went to Canada and Mexico. Should the tariff rates change, the Company anticipates that its customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. The Company is currently unable to estimate the effect of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of June 30, 2025 and December 31, 2024, the Company included $522 in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Performance Obligations
The Company recorded $54 of deferred revenue on the consolidated balance sheet as of December 31, 2024, all of which has been recognized in the six months ended June 30, 2025. As of June 30, 2025, the Company had $65,683 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $55,027 and $10,656 in the remainder of 2025 and 2026, respectively.

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

NOTE 3 — Inventory
Inventory consisted of the following:

	June 30, 2025	December 31, 2024
Raw material	$387	$584
Work in progress	5,894	6,740
Finished goods	9,928	6,507
Spare parts	12,451	11,213
Total inventory	$28,660	$25,044

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2025	December 31, 2024
Machinery, equipment and tooling	$46,076	$43,041
SmartSystems	32,583	32,551
Vehicles	4,164	3,961
Furniture and fixtures	1,420	1,368
Plant and building	221,631	218,546
Real estate properties	7,187	7,161
Railroad and sidings	35,728	35,728
Land and land improvements	40,627	40,627
Asset retirement obligations	23,283	23,283
Mineral properties	7,442	7,442
Deferred mining costs	4,572	4,434
Construction in progress	4,362	3,216
	429,075	421,358
Less: accumulated depreciation and depletion	198,348	184,666
Total property, plant and equipment, net	$230,727	$236,692
Depreciation expense was $7,026 and $6,997 for the three months ended June 30, 2025 and 2024, respectively, and $14,024 and $13,978 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2025	December 31, 2024
Employee related expenses	$1,545	$1,630
Accrued equipment expense	266	291
Accrued professional fees	319	443
Accrued royalties	2,831	3,224
Accrued freight and delivery charges	3,482	2,331
Accrued real estate tax	1,011	960
Accrued utilities	1,479	1,405
Sales tax liability	517	158
Income tax payable	564	852
Other accrued liabilities	1,962	1,267
Total accrued liabilities	$13,976	$12,561

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2025	December 31, 2024
VFI Equipment Financing	$2,385	$2,286
Notes payable	1,414	1,036
Finance leases	242	232
Current portion of long-term debt	$4,041	$3,554

Long-term debt, net of current portion consists of the following:

	June 30, 2025	December 31, 2024
FCB ABL Credit Facility	$9,000	$—
VFI Equipment Financing	5,077	6,294
Notes payable	3,328	2,523
Finance leases	189	313
Long-term debt	$17,594	$9,130

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The following summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2025	$—	$1,470	$818	$136	$2,424
2026	—	2,940	1,603	262	4,805
2027	—	2,940	1,344	65	4,349
2028	—	1,225	1,002	7	2,234
2029	9,000	—	590	—	9,590
2030 and thereafter	—	—	105	—	105
Total minimum payments	9,000	8,575	5,462	470	23,507
Amount representing interest	—	(1,010)	(720)	(39)	(1,769)
Amount representing unamortized lender fees		(103)			(103)
Present value of payments				431
Less: current portion	—	(2,385)	(1,414)	(242)	(4,041)
Total long-term debt	$9,000	$5,077	$3,328	$189	$17,594

FCB ABL Credit Facility
On September 3, 2024, the Company entered into the FCB ABL credit facility. The FCB ABL Credit Facility provides for non-amortizing revolving loans in an aggregate principal amount of up to $30,000, subject to a borrowing base comprised of eligible inventory and accounts receivable. Additionally, obligations under the FCB ABL Credit Facility are guaranteed by certain of our wholly-owned domestic subsidiaries and secured by a first-priority security interest in certain non-real estate assets. Borrowings under the FCB ABL Credit Facility bear interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 2.75%. The FCB ABL credit facility matures in September 2029.
The FCB ABL Credit Facility contains a number of covenants that, among other things, restrict our ability to incur liens or other indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, the FCB ABL Credit Facility requires us in certain limited circumstances to maintain a minimum fixed charge coverage ratio of 1.0. The FCB ABL Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type. The Company was compliant with all financial requirements of this facility.
The available borrowing amount under the FCB ABL Credit Facility as of June 30, 2025 was $21,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had $9,000 in borrowings outstanding and $21,000 available to be drawn under this facility as of June 30, 2025. The weighted average interest rate for this facility for the six months ended June 30, 2025 was 7.89%.
VFI Equipment Financing
On June 28, 2024, the Company entered into the VFI Equipment Financing with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 8.56%. The Company used the net proceeds to repay in full and terminate the Oakdale Equipment Financing, and the remainder was added to working capital. The VFI Equipment Financing matures on May 8, 2028. The Company will reacquire the underlying equipment on the lease schedule upon maturity for one dollar.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of June 30, 2025, these notes payable bear interest at rates between 0.00% and 8.49%.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Right-of-use assets
Operating	Operating right-of-use assets	$26,343	$23,153
Financing	Property, plant and equipment, net	582	582
Total right-of use assets		$26,925	$23,735

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$27,360	$24,539
Financing	Long-term debt, current and long-term portions	431	545
Total lease liabilities		$27,791	$25,084
Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets	$58	$58	$116	$115
Interest on lease liabilities	11	16	23	34
Operating lease cost	3,277	3,393	6,439	6,780
Short-term lease cost	—	9	—	18
Total lease cost	$3,346	$3,476	$6,578	$6,947

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$24	$34
Operating cash flows used for operating leases	$6,907	$6,866
Financing cash flows used for finance leases	$112	$114

Right-of-use assets obtained in exchange for new operating lease liabilities	$8,954	$7,700

Weighted average remaining lease term - finance leases	1.8 years	2.8 years
Weighted average discount rate - finance leases	9.49%	9.56%
Weighted average remaining lease term - operating leases	2.9 years	2.8 years
Weighted average discount rate - operating leases	7.55%	6.99%

Maturities of the Company’s lease liabilities as of June 30, 2025 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$6,757	$136	$6,893
2026	10,624	262	10,886
2027	6,791	65	6,856
2028	4,193	7	4,200
2029	1,988	—	1,988
Thereafter	160	—	160
Total cash lease payments	30,513	470	30,983
Less: amounts representing interest	(3,153)	(39)	(3,192)
Total lease liabilities	$27,360	$431	$27,791

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $21,854 as of June 30, 2025. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2024	$21,292
Accretion expense	562
Balance at June 30, 2025	$21,854

NOTE 9 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems, as of June 30, 2025. The Company evaluates its segment reporting on an ongoing basis. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The Company’s operations in foreign countries are immaterial.

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
During the three months ended June 30, 2025, two of the Company’s customers had revenues of more than 10%. Of these two customers, all had revenues only in the Sand segment. The following tables present additional segment information for the three months ended June 30, 2025 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$84,590	$1,180	$85,770

Segment cost of goods sold
Logistics costs	$48,089	$—	$48,089
Production costs	21,308	—	21,308
Depreciation, depletion, and accretion of asset retirement obligations	6,276	551	6,827
Other costs	—	589	589
Total cost of goods sold	$75,673	$1,140	$76,813

Gross profit	$8,917	$40	$8,957
Total operating expenses			9,034
Total other (expenses) income, net			(250)
Income tax expense (benefit)			(21,723)
Net income (loss)			$21,396

Additions to property, plant and equipment	$3,066	$31

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the six months ended June 30, 2025, three of the Company’s customers had revenues of more than 10%. Of these three customers, all had revenues only in the Sand segment. The following tables present additional segment information for the six months ended June 30, 2025 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$149,054	$2,274	$151,328

Segment cost of goods sold
Logistics costs	$84,329	$—	$84,329
Production costs	40,470	—	40,470
Depreciation, depletion, and accretion of asset retirement obligations	12,532	1,101	13,633
Other costs	—	1,167	1,167
Total cost of goods sold	$137,331	$2,268	$139,599

Gross profit	$11,723	$6	$11,729
Total operating expenses			18,856
Total other (expenses) income, net			(463)
Income tax expense (benefit)			(4,755)
Net income (loss)			$(2,835)

Additions to property, plant and equipment	$5,804	$31

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the three months ended June 30, 2024, five of the Company’s customers had revenues of more than 10%. Of these five customers, four had revenues only in the Sand segment and one had revenues in the Sand segment and SmartSystems segment. The following tables present additional segment information for the three months ended June 30, 2024 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$71,020	$2,780	$73,800

Segment cost of goods sold
Logistics costs	$34,856	$—	$34,856
Production costs	17,521	—	17,521
Depreciation, depletion, and accretion of asset retirement obligations	6,215	501	6,715
Other costs	311	1,323	1,635
Total cost of goods sold	$58,903	$1,824	$60,727

Gross profit	$12,117	$956	$13,073
Total operating expenses			9,545
Total other (expenses) income, net			(1,628)
Income tax expense (benefit)			2,330
Net income (loss)			$(430)

Additions to property, plant and equipment	$2,145	$313
During the six months ended June 30, 2024, two of the Company’s customers had revenues of more than 10%. Of these two customers, one had revenues only in the Sand segment and one had revenues in the Sand segment and SmartSystems segment. The following tables present additional segment information for the six months ended June 30, 2024 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$150,739	$6,113	$156,852

Segment cost of goods sold
Logistics costs	$75,967	$—	$75,967
Production costs	38,677	—	38,677
Depreciation, depletion, and accretion of asset retirement obligations	12,364	1,048	13,411
Other costs	862	3,050	3,913
Total cost of goods sold	$127,870	$4,098	$131,968

Gross profit	$22,869	$2,015	$24,884
Total operating expenses			20,572
Total other (expenses) income, net			(2,021)
Income tax expense (benefit)			2,937
Net income (loss)			$(646)

Additions to property, plant and equipment	$4,256	$561

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 10 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. For the three months ended June 30, 2025 and 2024, the effective tax rate was approximately 6643.1% and 122.6%, respectively. For the six months ended June 30, 2025 and 2024, the effective tax rate was approximately 62.6% and 128.2%, respectively. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. For the three and six months ended June 30, 2025 and 2024, the statutory tax rate was 21.0%.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2024. There was no material change for the six months ended June 30, 2025.
The Company believes it will not be able to use all of its tax benefits from some of its tax deductions. Because of this, it has recorded a partial valuation allowance against those benefits, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2024, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $2,156. There was no material change for the three and six months ended June 30, 2025.
The Company’s federal income tax returns subsequent to 2020 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”) enacting significant changes to the Internal Revenue Code. Many of the changes in the OBBBA make permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. ASC 740 requires entities to evaluate the effects of changes in tax rates and laws on deferred tax balances in the interim and annual reporting periods in which the legislation is enacted. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

NOTE 11 — Concentrations
As of June 30, 2025, three customers accounted for 50% of the Company’s total accounts and unbilled receivables. As of December 31, 2024, four customers accounted for 84% of the Company’s total accounts receivable.
During the three months ended June 30, 2025, 39% of the Company’s revenues were earned from two customers. During the three months ended June 30, 2024, 72% of the Company’s revenues were earned from five customers. During the six months ended June 30, 2025, 54% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2024, 45% of the Company’s revenues were earned from two customers.
As of June 30, 2025, two vendors accounted for 23% of the Company’s accounts payable. As of December 31, 2024, one vendor accounted for 17% of the Company’s accounts payable.
During the three months ended June 30, 2025, two vendors accounted for 34% of the Company’s cost of goods sold. During the three months ended June 30, 2024, two vendors accounted for 39% of the Company’s cost of goods sold. During the six months ended June 30, 2025, two vendors accounted for 36% of the Company’s cost of goods sold. During the six months ended June 30, 2024, two vendors accounted for 37% of the Company’s cost of goods sold.
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

Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of June 30, 2025 was $19,727.

NOTE 13 — Subsequent Events
On July 23, 2025, the Smart Sand Board of Directors declared a special dividend of $0.10 per share of common stock, which will be paid on August 14, 2025 to stockholders of record at the close of business on August 4, 2025. The dividend payment will return approximately $4,354 to the Company’s shareholders.

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
Overview
The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystems™ wellsite storage capabilities. In recent years, we have expanded our product line to offer Industrial Products Solutions (“IPS”) in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and industrial manufacturers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things, the following makes us a highly attractive provider of sand and logistics services: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepot™

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
portable wellsite storage silos, SmartPath® wellsite proppant management system and SmartBelt™ conveyor; (iv) access to all Class I rail lines; and (v) the industry experience of our senior management team.
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
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024, we acquired the right to operate a terminal in Dennison, Ohio. These two Ohio terminals became operational in 2024. We are currently expanding our terminal in Dennison, OH and expect this expansion to be completed in the third quarter of 2025. We also have the right to use a rail terminal located in El Reno, Oklahoma. Additionally, we have longstanding relationships with third party terminal operators that provide us with access to substantially all oil and natural gas exploration production basins of North America.
We offer portable wellsite proppant storage and management solutions to our customers through our SmartSystems products and services. Our SmartSystems enable customers to unload, store and deliver proppant at the wellsite, and rapidly set up, takedown and transport the entire system.
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
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future. Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and recent output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector. Our sales into Mexico and Canada are currently exempt from tariffs. Although our sales into Canada were subject to tariffs earlier this year, a recent Surtax Remission Order eliminated such tariffs on our sand. Should the tariff rates change, we anticipate that our customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. We are currently unable to estimate the effect of current or future events on our future financial position and results of operations. Therefore, we give no assurances that these events will not have a material adverse effect on our financial position or results of operations.
We experienced an increase in the volume of sand sold in 2024, which was followed by a slowdown in the first quarter of 2025. While the volume of sand sold was lower in the first quarter, we have seen an increase in the volume of sand sold in the second quarter of 2025 as customers increased their activity. There have also been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector. We believe the demand for frac sand will continue to moderately increase, driven by increased lateral well lengths and increased volume of sand per linear foot of lateral well. Additionally, demand may increase over the next five years, due to potential increased export capacity of LNG and increased power demand for data centers.

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
Since taking office on January 20, 2025, President Trump has issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 Biden-era executive orders related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a national energy emergency, directing agencies to expedite conventional energy projects, and several agencies have undertaken actions of a deregulatory nature in accordance with the executive orders, memoranda and emergency declaration. Though our products are not currently subject to tariffs, during the first half of 2025, there have been fluctuating tariffs that may directly or indirectly affect our results of operations. We continue to actively monitor current events, but we are unable to estimate the magnitude of their effect on our future financial position, results of operations or cash flows, or give any assurances that these events will not have a material adverse effect on our financial position, results of operations, or cash flows.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage

Revenues:
Sand revenue	$84,590	$71,020	$13,570	19%
SmartSystems revenue	1,180	2,780	(1,600)	(58)%
Total revenue	85,770	73,800	11,970	16%
Cost of goods sold:
Sand cost of goods sold	75,673	58,903	16,770	28%
SmartSystems cost of goods sold	1,140	1,824	(684)	(38)%
Total cost of goods sold	76,813	60,727	16,086	26%
Gross profit	8,957	13,073	(4,116)	(31)%
Operating expenses:
Selling, general and administrative	9,110	8,871	239	3%
Depreciation and amortization	604	671	(67)	(10)%
(Gain) loss on disposal of fixed assets, net	(680)	3	(683)	(22,767)%
Total operating expenses	9,034	9,545	(511)	(5)%
Operating (loss) income	(77)	3,528	(3,605)	(102)%
Other income (expenses):
Loss on extinguishment of debt	—	(1,310)	1,310	Not meaningful
Interest expense, net	(316)	(393)	77	20%
Other income	66	75	(9)	(12)%
Total other expenses, net	(250)	(1,628)	1,378	85%
(Loss) income before income tax (benefit) expense	(327)	1,900	(2,227)	(117)%
Income tax (benefit) expense	(21,723)	2,330	(24,053)	(1,032)%
Net income (loss)	$21,396	$(430)	$21,826	5,076%
Revenues
Revenues were $85.8 million and tons sold were approximately 1,424,000 for the three months ended June 30, 2025. Revenues for the three months ended June 30, 2024 were $73.8 million, during which time we sold approximately 1,274,000 tons of sand. The key factors contributing to the revenues for the three months ended June 30, 2025 being higher, as compared to the three months ended June 30, 2024, were as follows:
•Sand revenue was 19% higher at $84.6 million for the three months ended June 30, 2025 versus $71.0 million for the three months ended June 30, 2024. The higher sand revenue was due to higher sand volumes sold along with higher average sand prices. Higher average selling prices in the current period were primarily driven by changes in the delivery location mix rather than frac sand pricing.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
•SmartSystems revenue was approximately $1.2 million for the three months ended June 30, 2025 compared to $2.8 million for the three months ended June 30, 2024. The decrease in SmartSystems revenue was due to lower utilization of our SmartSystems fleet.
Cost of Goods Sold
Cost of goods sold was $76.8 million and $60.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase in cost of goods sold for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to higher sales volumes. The cost per ton to produce our sand was higher in the current period due to increased mining costs and freight and other delivery costs were higher due primarily to the delivery location of frac sand sales.
Gross Profit
Gross profit was $9.0 million for the three months ended June 30, 2025, compared to $13.1 million for the three months ended June 30, 2024. The decline in profitability for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to higher freight and transloading costs due to delivery location.
Operating Expenses
Selling, general and administrative expenses remained relatively constant at $9.1 million for the three months ended June 30, 2025 compared to $8.9 million for the three months ended June 30, 2024. The gain on disposal of assets of $0.7 million for the three months ended June 30, 2025 was primarily related to the sale of vacant land that was part of a previous acquisition.
Interest Expense, net
We incurred $0.3 million and $0.4 million of net interest expense for the three months ended June 30, 2025 and 2024, respectively.
Income Tax (Benefit) Expense
For the three months ended June 30, 2025 and 2024, our effective tax rate was approximately 6643.1% and 122.6%, respectively. We are required to record our interim period income tax expense (benefit) in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. The biggest driver of our income tax benefit (expense) is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax expense (benefit) calculation. We do not expect to be a payer of federal income tax in 2025 and we expect to pay an immaterial amount of state income taxes in 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of June 30, 2025, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of June 30, 2025, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Income (Loss)
Net income was $21.4 million for the three months ended June 30, 2025 as compared to net loss of $0.4 million for the three months ended June 30, 2024. Gross profit was negatively affected in the current period due to increased freight and production costs.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$149,054	$150,739	$(1,685)	(1)%
SmartSystems revenue	2,274	6,113	(3,839)	(63)%
Total revenue	151,328	156,852	(5,524)	(4)%
Cost of goods sold:
Sand cost of goods sold	137,331	127,870	9,461	7%
SmartSystems cost of goods sold	2,268	4,098	(1,830)	(45)%
Total cost of goods sold	139,599	131,968	7,631	6%
Gross profit	11,729	24,884	(13,155)	(53)%
Operating expenses:
Selling, general and administrative	18,353	19,221	(868)	(5)%
Depreciation and amortization	1,223	1,345	(122)	(9)%
(Gain) loss on disposal of fixed assets, net	(720)	6	(726)	(12,100)%
Total operating expenses	18,856	20,572	(1,716)	(8)%
Operating (loss) income	(7,127)	4,312	(11,439)	(265)%
Other income (expenses):
Loss on extinguishment of debt	—	(1,310)	1,310	Not meaningful
Interest expense, net	(658)	(882)	224	25%
Other income	195	171	24	14%
Total other expenses, net	(463)	(2,021)	1,558	77%
(Loss) income before income tax expense	(7,590)	2,291	(9,881)	(431)%
Income tax (benefit) expense	(4,755)	2,937	(7,692)	(262)%
Net income (loss)	$(2,835)	$(646)	$(2,189)	339%
Revenues
Revenues were $151.3 million and tons sold were approximately 2,493,000 for the six months ended June 30, 2025. Revenues for the six months ended June 30, 2024 were $156.9 million, during which time we sold approximately 2,610,000 tons of sand. The key factors contributing to the change in revenues for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were as follows:
•Sand revenue declined to $149.1 million for the six months ended June 30, 2025 versus $150.7 million for the six months ended June 30, 2024. Total volumes declined by approximately 4% while sand pricing per ton was slightly higher in the current period. Lower activity in the first quarter of 2025 due to customer uncertainty of market fluctuations has led to lower sales for the first six months of 2025, compared to the same period in 2024.
•SmartSystems revenue was approximately $2.3 million for the six months ended June 30, 2025 compared to $6.1 million for the six months ended June 30, 2024. The decline in SmartSystems revenue was due to lower utilization of our SmartSystems fleet in early 2025.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Cost of Goods Sold
Cost of goods sold was $139.6 million and $132.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Cost of goods sold increased despite our lower total sales volumes. Both logistics and production costs increased due to a shift in delivery location, lost efficiencies due to lower production volumes and higher mining costs.
Gross Profit
Gross profit was $11.7 million and $24.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The gross profit for the six months ended June 30, 2025 was lower, compared to the six months ended June 30, 2024, due primarily to lower sales volumes and higher freight and delivery costs as well as increased production costs.
Operating Expenses
Selling, general and administrative expenses were $18.4 million for the six months ended June 30, 2025 compared to $19.2 million for the six months ended June 30, 2024. The decline in selling, general and administrative costs were driven by reduced wages and royalties on lower sales volumes as well as reduced banking and legal costs associated with debt refinancing in the prior year. The gain on disposal of assets of $0.7 million for the six months ended June 30, 2025 was primarily related to the sale of vacant land that was part of a previous acquisition.
Interest Expense, net
We incurred $0.7 million and $0.9 million of net interest expense for the six months ended June 30, 2025 and June 30, 2024, respectively.
Income Tax (Benefit) Expense
For the six months ended June 30, 2025 and June 30, 2024, our effective tax rate was approximately 62.6% and 128.2%, respectively. We are required to record our interim period income tax expense (benefit) in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. The biggest driver of our income tax benefit (expense) is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax expense (benefit) calculation. We do not expect to be a payer of federal income tax in 2025 and we expect to pay an immaterial amount of state income taxes in 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of June 30, 2025, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of June 30, 2025, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Loss
Net loss was $2.8 million for the six months ended June 30, 2025 as compared to net loss of $0.6 million for the six months ended June 30, 2024. The higher net loss in the current period was primarily due to non-cash deferred income taxes. Income tax expense (benefit) often distorts our results of operations due to variances between amounts recorded for GAAP and the amount we pay in a reporting period. We calculate our income tax expense as required by GAAP, but we do not expect to be a payer of any material income taxes for the full year 2025. Additionally, we had lower gross profit from lower sales volumes and higher unit production costs, partially offset by lower operating expenses during the six months ended June 30, 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use non-GAAP measures of contribution margin, adjusted EBITDA, and free cash flow as measures of our performance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per ton amounts)
Revenue	$85,770	$73,800	$151,328	$156,852
Cost of goods sold	76,813	60,727	139,599	131,968
Gross profit	8,957	13,073	11,729	24,884
Depreciation, depletion, and accretion of asset retirement obligations	6,827	6,715	13,633	13,411
Contribution margin	$15,784	$19,788	$25,362	$38,295
Contribution margin per ton	$11.08	$15.53	$10.17	$14.67
Total tons sold	1,424	1,274	2,493	2,610
Contribution margin was $15.8 million and $19.8 million, or $11.08 and $15.53 per ton sold, for the three months ended June 30, 2025 and 2024, respectively. Contribution margin was lower compared to the same period in 2024 primarily due to higher logistics costs related to the delivery location of our frac sand sales. Contribution margin was $25.4 million and $38.3 million, or $10.17 and $14.67 per ton sold, for the six months ended June 30, 2025 and 2024, respectively. The decline in overall contribution margin for the six month period ended June 30, 2025, when compared to the same period in 2024, was primarily due to the increase in logistics costs due to delivery location, higher unit production costs due to lower utilization of our plant assets from lower volumes sold in the current period and higher mining costs.

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

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$21,396	$(430)	$(2,835)	$(646)
Depreciation, depletion and amortization	7,236	7,214	14,440	14,414
Income tax (benefit) expense and other taxes	(21,723)	2,330	(4,755)	2,937
Interest expense	344	408	717	904
EBITDA	$7,253	$9,522	$7,567	$17,609
Net (gain) loss on disposal of fixed assets	(680)	3	(720)	6
Equity compensation	909	728	1,768	1,308
Acquisition and development costs	—	—	—	308
Loss on extinguishment of debt	—	1,310	—	1,310
Cash charges related to restructuring and retention of employees	—	41	—	149
Accretion of asset retirement obligations	269	249	564	498
Adjusted EBITDA	$7,751	$11,853	$9,179	$21,188

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Adjusted EBITDA was $7.8 million for the three months ended June 30, 2025 compared to $11.9 million for the three months ended June 30, 2024. The decrease in adjusted EBITDA for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to higher sales volumes of sand sold offset by the increase in logistics and production costs associated with those sales. Adjusted EBITDA was $9.2 million for the six months ended June 30, 2025 compared to $21.2 million for the six months ended June 30, 2024. The decrease in adjusted EBITDA for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to lower sales volumes of sand sold combined with higher logistics costs due to the delivery location of frac sand sales and higher unit production costs due to lower utilization of our plant assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(5,137)	$14,882	$3,587	$11,019
Purchases of property, plant and equipment	(2,676)	(1,354)	(6,212)	(3,000)
Free cash flow	$(7,813)	$13,528	$(2,625)	$8,019
Free cash flow was $(7.8) million for the three months ended June 30, 2025 compared to $13.5 million for the three months ended June 30, 2024. Free cash flow was $(2.6) million for the six months ended June 30, 2025 compared to $8.0 million for the six months ended June 30, 2024. The negative free cash flow for the three and six months ended June 30, 2025 was primarily due to the timing of when our accounts receivables convert to cash and higher capital expenditures. Our accounts receivables convert to cash slower than our payables related to sand shipments, which results in lower free cash flows in the months immediately following increasing sales activity.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of June 30, 2025, cash on hand was $4.3 million and we had $21.0 million in undrawn availability on our FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Dividends and Share Repurchase Program
On July 23, 2025, the Smart Sand Board of Directors declared a special dividend of $0.10 per share of common stock, which will be paid on August 14, 2025 to stockholders of record at the close of business on August 4, 2025. The dividend payment will return approximately $4.4 million to our shareholders.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
On October 3, 2024, the Smart Sand Board of Directors approved an eighteen-month share repurchase program under which we may purchase up to $10.0 million of our ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate management to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time.
Under the Repurchase Program, we have repurchased 989,975 shares of our common stock for $2.1 million. The remaining amount that may be repurchased as of June 30, 2025 is $7.9 million.
10b5-1 Trading Plan
On May 22, 2025, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We implemented this written trading plan in connection with our Repurchase Program. The trading plan permitted the purchase of up to a total purchase amount of $1.5 million of shares (including commissions). The number of shares of Company common stock to be purchased on any purchase day was up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. We purchased $1.5 million of shares under the 10b5-1 Trading Plan and the plan was terminated in July 2025.
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
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of the Company’s SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of June 30, 2025 was $7.5 million. Minimum cash payments on this facility for the remainder of 2025 are anticipated to be $1.5 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of June 30, 2025 was $4.7 million. Minimum cash payments on these notes payable for the remainder of 2025 are anticipated to be $0.8 million. There was $9.0 million outstanding on our FCB ABL Credit Facility as of June 30, 2025.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of June 30, 2025 were $27.4 million. Minimum cash payments on operating leases for the remainder of 2025 are anticipated to be $6.8 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 12 years.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $19.7 million as of June 30, 2025.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Contractual Obligations
As of June 30, 2025, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Customer Concentration
For the six months ended June 30, 2025, Equitable Gas Corporation, Encino Energy and Expand Energy Corporation accounted for 28.4%, 14.9%, and 11% of total revenue. For the six months ended June 30, 2024, revenue from Equitable Gas Corporation and Encino Energy accounted for 32.7% and 12.2% respectively, of total revenue.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2025.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2025 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the second quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2025.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2025, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 3, 2024, the Smart Sand Board of Directors approved an eighteen-month share repurchase program under which we may purchase up to $10.0 million of our ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate management to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time. The following table outlines purchases of our common stock under the Repurchase Program during the quarter ended June 30, 2025.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
April 2025	140,000	$2.07	140,000	$9,404,777
May 2025	56,149	$1.90	56,149	$9,298,315
June 2025	658,630	$2.07	658,630	$7,933,034
	854,779	$2.06	854,779

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

Smart Sand, Inc.

August 12, 2025	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

August 12, 2025	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)