Form 10-Q
period 2025-09-30
Smart Sand, Inc.
filed 2025-11-12
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Number of shares of common stock outstanding, par value $0.001 per share, as of November 4, 2025: 43,543,792

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,081	$1,554
Accounts receivable	44,190	40,981
Unbilled receivables	—	5,311
Inventory	31,600	25,044
Prepaid expenses and other current assets	3,148	2,635
Total current assets	84,019	75,525
Property, plant and equipment, net	227,638	236,692
Operating lease right-of-use assets	26,014	23,153
Intangible assets, net	4,490	5,084
Other assets	912	1,092
Total assets	$343,073	$341,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,512	$16,988
Accrued expenses and other liabilities	25,681	12,561
Deferred revenue	—	54
Current portion of long-term debt	4,282	3,554
Current portion of operating lease liabilities	9,885	10,053
Total current liabilities	49,360	43,210
Long-term debt	8,312	9,130
Long-term operating lease liabilities	16,109	14,486
Deferred tax liabilities, net	6,735	9,316
Asset retirement obligations	22,124	21,292
Other non-current liabilities	560	302
Total liabilities	103,200	97,736
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 47,737,388 issued and 38,897,415 outstanding at September 30, 2025; 46,644,853 issued and 39,067,094 outstanding at December 31, 2024	39	39
Treasury stock, at cost, 8,839,973 and 7,577,759 shares at September 30, 2025 and December 31, 2024, respectively	(17,344)	(14,671)
Additional paid-in capital	188,162	185,263
Retained earnings	69,072	73,239
Accumulated other comprehensive loss	(56)	(60)
Total stockholders’ equity	239,873	243,810
Total liabilities and stockholders’ equity	$343,073	$341,546

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$91,643	$62,232	$240,697	$212,971
SmartSystems revenue	1,137	926	3,411	7,038
Total revenue	92,780	63,158	244,108	220,009
Cost of goods sold:
Sand cost of goods sold	76,766	55,601	214,097	183,470
SmartSystems cost of goods sold	1,079	1,070	3,347	5,168
Total cost of goods sold	77,845	56,671	217,444	188,638
Gross profit	14,935	6,487	26,664	31,371
Operating expenses:
Selling, general and administrative	9,086	9,703	27,439	28,924
Depreciation and amortization	589	633	1,812	1,978
(Gain) loss on disposal of fixed assets, net	(110)	1,063	(830)	1,069
Total operating expenses	9,565	11,399	28,421	31,971
Operating income (loss)	5,370	(4,912)	(1,757)	(600)
Other income (expenses):
Loss on extinguishment of debt	—	(31)	—	(1,341)
Interest expense, net	(320)	(344)	(978)	(1,226)
Other income	28	53	223	224
Total other expenses, net	(292)	(322)	(755)	(2,343)
Income (loss) before income tax expense (benefit)	5,078	(5,234)	(2,512)	(2,943)
Income tax expense (benefit)	2,076	(5,136)	(2,679)	(2,199)
Net income (loss)	$3,002	$(98)	$167	$(744)
Net income (loss) per common share:
Basic	$0.08	$0.00	$—	$(0.02)
Diluted	$0.08	$0.00	$—	$(0.02)
Weighted-average number of common shares:
Basic	38,826	38,926	39,095	38,735
Diluted	38,951	38,926	39,350	38,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$3,002	$(98)	$167	$(744)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	38	4	(15)
Comprehensive income (loss)	$3,002	$(60)	$171	$(759)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Nine Months Ended September 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Vesting of restricted stock	643,016	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	934	—	—	934
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	14,653	—	—	—	26	—	—	26
Purchase of treasury stock	(135,196)	—	135,196	(305)	—	—	—	(305)
Restricted stock buy back	(151,386)	—	151,386	(336)	—	—	—	(336)
Net loss	—	—	—	—	—	(24,231)	—	(24,231)
Balance at March 31, 2025	39,438,181	$40	7,864,341	$(15,312)	$186,229	$49,008	$(56)	219,909
Vesting of restricted stock	89,908	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	987	—	—	987
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Purchase of treasury stock	(854,779)	(1)	854,779	(1,761)	—	—	—	(1,762)
Restricted stock buy back	(18,890)	—	18,890	(36)	—	—	—	(36)
Net income	—	—	—	—	—	21,396	—	21,396
Balance at June 30, 2025	38,654,420	$39	8,738,010	$(17,109)	$187,222	$70,404	$(56)	$240,500
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,354)	—	(4,354)
Vesting of restricted stock	332,676	—	—	—	—	—	—	—
Forfeited dividends	—	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	914	—	—	914
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	12,282	—	—	—	21	—	—	21
Purchase of treasury stock	(13,627)	—	13,627	(28)	—	—	—	(28)
Restricted stock buy back	(88,336)	—	88,336	(207)	—	—	—	(207)
Net income	—	—	—	—	—	3,002	—	3,002
Balance at September 30, 2025	38,897,415	39	8,839,973	(17,344)	188,162	69,072	(56)	$239,873

Nine Months Ended September 30, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Vesting of restricted stock	288,817	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	642	—	—	642
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	17,891	—	—	—	25	—	—	25
Restricted stock buy back	(87,462)	—	87,462	(170)	—	—	—	(170)
Net loss	—	—	—	—	—	(216)	—	(216)
Balance at March 31, 2024	38,706,008	$39	7,458,722	$(14,419)	$182,646	$74,323	$(61)	242,528
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Vesting of restricted stock	89,911	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	840	—	—	840
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Restricted stock buy back	(24,702)	—	24,702	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	(430)	—	(430)
Balance at June 30, 2024	38,771,217	$39	7,483,424	$(14,471)	$183,492	$73,893	$(88)	242,865
Foreign currency translation adjustment	—	—	—	—	—	—	38	38
Vesting of restricted stock	303,087	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	866	—	—	866
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	15,625	—	—	—	26	—	—	26
Restricted stock buy back	(73,300)	—	73,300	(153)	—	—	—	(153)
Net loss	—	—	—	—	—	(98)	—	(98)
Balance at September 30, 2024	39,016,629	$39	7,556,724	$(14,624)	$184,390	$73,795	$(50)	$243,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating activities:
Net income (loss)	$167	$(744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	21,856	21,090
Amortization of intangible assets	594	596
Net (gain) loss on disposal of fixed assets	(830)	1,069
Amortization of deferred financing cost	186	89
Accretion of debt discount	—	92
Loss on extinguishment of debt	—	1,341
Provision for bad debt	41	—
Deferred income taxes	(2,582)	(2,217)
Stock-based compensation, net	2,835	2,348
Employee stock purchase plan compensation	17	18
Changes in assets and liabilities:
Accounts receivable	(3,250)	(933)
Unbilled receivables	5,311	(181)
Inventory	(6,556)	(1,015)
Prepaid expenses and other assets	(1,978)	(39)
Deferred revenue	(54)	196
Accounts payable	(6,974)	(6,219)
Accrued and other expenses	12,963	1,338
Net cash provided by operating activities	21,746	16,829
Investing activities:
Purchases of property, plant and equipment	(9,597)	(5,135)
Proceeds from disposal of assets	740	81
Net cash used in investing activities	(8,857)	(5,054)
Financing activities:
Dividend payments to stockholders	(3,970)	—
Proceeds from the issuance of notes payable	—	9,755
Repayments of notes payable	(2,584)	(9,540)
Proceeds from revolving credit facility	33,000	16,975
Repayment of revolving credit facility	(33,000)	(24,975)
Payments under finance leases	(171)	(167)
Payment of deferred financing and debt issuance costs	(10)	(1,129)
Payment for debt extinguishment costs	—	(1,227)
Employee stock purchase plan issuance	47	51
Repurchase of treasury stock from restricted stock vesting	(579)	(375)
Repurchase of treasury stock from Repurchase Program	(2,095)	—
Net cash used in financing activities	(9,362)	(10,632)
Net increase in cash and cash equivalents	3,527	1,143
Cash and cash equivalents at beginning of year	1,554	6,072
Cash and cash equivalents at end of period	$5,081	$7,215
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$594	$1,517
Forfeited dividends	$20	$—
Fixed assets purchased with debt	$2,728	$2,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Yardley, Pennsylvania. The Company operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand as a proppant for hydraulic fracturing operations as well as proppant logistics and wellsite storage solutions through its SmartSystemsTM products and services. The Company also offers sand to customers for industrial uses through its Industrial Product Solutions (“IPS”) business. These industrial uses include glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
Sand Mines and Processing Facilities
The Company’s integrated Oakdale, Wisconsin facility, with on-site rail infrastructure and wet and dry sand processing facilities, has access to two Class I rail lines, the Canadian Pacific Railway through the Company’s onsite rail terminal and the Union Pacific Railway through the Company’s nearby Byron, Wisconsin facility. The Company commenced operations at this mine and processing facility in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. Currently, the annual processing capacity at the Oakdale facility is approximately 5.5 million tons.
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
In March 2022, the Company acquired its Blair, Wisconsin frac sand mine and related processing facility. The Blair facility has an annual processing capacity of approximately 2.9 million tons and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National Railway. The Company began operating the Blair mine and processing facility in May 2023.
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
In December 2023 and January 2024, the Company acquired the rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively, and commenced operations at these sites servicing the Appalachian Basin in 2024.
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
The Company’s sales into Canada and Mexico are currently exempt from tariffs. Although the Company’s sales into Canada were subject to tariffs earlier this year, a recent Surtax Remission Order eliminated such tariffs on the Company’s sand. Trade discussions regarding the Company’s sales into Mexico are ongoing, however, the Company is not currently subject to tariffs. During the third quarter 2025, approximately 20% of sand volumes sold went to Canada and Mexico. Should the tariff rates change, the Company anticipates that its customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. The Company is currently unable to estimate the effect of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As of September 30, 2025 and December 31, 2024, the Company included $522 in prepaid expenses and other current assets on its consolidated balance sheets related to receivables for the employee retention credits. The calculation of the credit was based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.
Performance Obligations
The Company recorded $54 of deferred revenue on the consolidated balance sheet as of December 31, 2024, all of which has been recognized in the nine months ended September 30, 2025. As of September 30, 2025, the Company had $33,283 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $22,627 and $10,656 in the remainder of 2025 and 2026, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes, which updates various disclosures including enhancing the income tax rate reconciliation and income taxes paid disclosures by requiring greater disaggregation of information. The other amendments in this Update are intended to improve the effectiveness and comparability of disclosures. The Update is effective for the Company for the annual reporting period beginning January 1, 2025 and for interim periods beginning January 1, 2026. While the Company is still in the process of evaluating the effects of ASU 2023-09 and its related updates on the consolidated financial statements, at the time of adoption, it believes the primary effect will be updated note disclosures.
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

NOTE 3 — Inventory
Inventory consisted of the following:

	September 30, 2025	December 31, 2024
Raw material	$436	$584
Work in progress	8,557	6,740
Finished goods	9,660	6,507
Spare parts	12,947	11,213
Total inventory	$31,600	$25,044

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2025	December 31, 2024
Machinery, equipment and tooling	$47,305	$43,041
SmartSystems	32,583	32,551
Vehicles	4,201	3,961
Furniture and fixtures	1,420	1,368
Plant and building	222,768	218,546
Real estate properties	7,726	7,161
Railroad and sidings	36,676	35,728
Land and land improvements	40,627	40,627
Asset retirement obligations	23,283	23,283
Mineral properties	7,442	7,442
Deferred mining costs	6,067	4,434
Construction in progress	2,788	3,216
	432,886	421,358
Less: accumulated depreciation and depletion	205,248	184,666
Total property, plant and equipment, net	$227,638	$236,692
Depreciation expense was $6,971 and $6,946 for the three months ended September 30, 2025 and 2024, respectively, and $20,995 and $20,924 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2025	December 31, 2024
Employee related expenses	$2,934	$1,630
Accrued equipment expense	234	291
Accrued professional fees	375	443
Accrued royalties	3,190	3,224
Accrued freight and delivery charges	12,818	2,331
Accrued real estate tax	1,507	960
Accrued utilities	1,529	1,405
Sales tax liability	592	158
Income tax payable	611	852
Other accrued liabilities	1,891	1,267
Total accrued liabilities	$25,681	$12,561

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2025	December 31, 2024
VFI Equipment Financing	$2,436	$2,286
Notes payable	1,599	1,036
Finance leases	247	232
Current portion of long-term debt	$4,282	$3,554

Long-term debt, net of current portion consists of the following:

	September 30, 2025	December 31, 2024
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing	4,448	6,294
Notes payable	3,739	2,523
Finance leases	125	313
Long-term debt	$8,312	$9,130

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The following summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2025	$—	$735	$439	$68	$1,242
2026	—	2,940	1,857	262	5,059
2027	—	2,940	1,598	65	4,603
2028	—	1,225	1,255	6	2,486
2029	—	—	780	—	780
2030 and thereafter	—	—	105	—	105
Total minimum payments	—	7,840	6,034	401	14,275
Amount representing interest	—	(852)	(697)	(29)	(1,578)
Amount representing unamortized lender fees		(103)			(103)
Present value of payments				372
Less: current portion	—	(2,436)	(1,599)	(247)	(4,282)
Total long-term debt	$—	$4,448	$3,739	$125	$8,312

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
The available borrowing amount under the FCB ABL Credit Facility as of September 30, 2025 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of September 30, 2025. The weighted average interest rate for this facility for the nine months ended September 30, 2025 was 6.64%.
VFI Equipment Financing
On June 28, 2024, the Company entered into the VFI Equipment Financing with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 8.56%. The Company used the net proceeds to repay in full and terminate the Oakdale Equipment Financing, and the remainder was used for general corporate purposes. The VFI Equipment Financing matures on May 8, 2028. The Company will reacquire the underlying equipment on the lease schedule upon maturity for one dollar.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of September 30, 2025, these notes payable bear interest at rates between 0.00% and 8.49%.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	September 30, 2025	December 31, 2024
Right-of-use assets
Operating	Operating right-of-use assets	$26,014	$23,153
Financing	Property, plant and equipment, net	582	582
Total right-of use assets		$26,596	$23,735

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$25,994	$24,539
Financing	Long-term debt, current and long-term portions	372	545
Total lease liabilities		$26,366	$25,084
Operating lease costs are recorded as a single expense on the statement of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets	$58	$58	$174	$173
Interest on lease liabilities	10	14	33	48
Operating lease cost	3,458	3,452	9,897	10,232
Short-term lease cost	—	4	—	22
Total lease cost	$3,526	$3,528	$10,104	$10,475

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$33	$49
Operating cash flows used for operating leases	$11,404	$10,823
Financing cash flows used for finance leases	$171	$167

Right-of-use assets obtained in exchange for new operating lease liabilities	$11,584	$9,033

Weighted average remaining lease term - finance leases	1.6 years	2.6 years
Weighted average discount rate - finance leases	9.46%	9.56%
Weighted average remaining lease term - operating leases	3.0 years	2.8 years
Weighted average discount rate - operating leases	7.64%	7.10%

Maturities of the Company’s lease liabilities as of September 30, 2025 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$2,499	$67	$2,566
2026	11,291	262	11,553
2027	7,458	65	7,523
2028	4,816	7	4,823
2029	2,565	—	2,565
Thereafter	545	—	545
Total cash lease payments	29,174	401	29,575
Less: amounts representing interest	(3,180)	(29)	(3,209)
Total lease liabilities	$25,994	$372	$26,366

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $22,124 as of September 30, 2025. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2024	$21,292
Accretion expense	832
Balance at September 30, 2025	$22,124

NOTE 9 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems, as of September 30, 2025. The Company evaluates its segment reporting on an ongoing basis. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The Company’s operations in foreign countries are immaterial.

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
During the three months ended September 30, 2025, two of the Company’s customers had revenues of more than 10%. Of these two customers, all had revenues in the Sand segment. Sand segment revenue during the three months ended September 30, 2025 includes $4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period, which was not recognizable under ASC 606 until the current period. The following tables present additional segment information for the three months ended September 30, 2025 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$91,643	$1,137	$92,780

Segment cost of goods sold
Logistics costs	$50,581	$—	$50,581
Production costs	19,950	—	19,950
Depreciation, depletion, and accretion of asset retirement obligations	6,235	550	6,785
Other costs	—	529	529
Total cost of goods sold	$76,766	$1,079	$77,845

Gross profit	$14,877	$58	$14,935
Total operating expenses			9,565
Total other (expenses) income, net			(292)
Income tax expense (benefit)			2,076
Net income			$3,002

Additions to property, plant and equipment	$3,281	$—

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the nine months ended September 30, 2025, two of the Company’s customers had revenues of more than 10%. Of these two customers, all have revenues only in the Sand segment. Sand segment revenue during the nine months ended September 30, 2025 includes $4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period, which was not recognizable under ASC 606 until the current period. The following tables present additional segment information for the nine months ended September 30, 2025 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$240,697	$3,411	$244,108

Segment cost of goods sold
Logistics costs	$134,910	$—	$134,910
Production costs	60,420	—	60,420
Depreciation, depletion, and accretion of asset retirement obligations	18,767	1,652	20,419
Other costs	—	1,695	1,695
Total cost of goods sold	$214,097	$3,347	$217,444

Gross profit	$26,600	$64	$26,664
Total operating expenses			28,421
Total other (expenses) income, net			(755)
Income tax expense (benefit)			(2,679)
Net income			$167

Additions to property, plant and equipment	$9,085	$31

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the three months ended September 30, 2024, four of the Company’s customers had revenues of more than 10%. Of these four customers, three had revenues only in the Sand segment and one had revenues in the Sand segment and SmartSystems segment. The following tables present additional segment information for the three months ended September 30, 2024 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$62,232	$926	$63,158

Segment cost of goods sold
Logistics costs	$31,119	$—	$31,119
Production costs	18,166	—	18,166
Depreciation, depletion, and accretion of asset retirement obligations	6,205	495	6,700
Other costs	111	575	686
Total cost of goods sold	$55,601	$1,070	$56,671

Gross profit	$6,631	$(144)	$6,487
Total operating expenses			11,399
Total other (expenses) income, net			(322)
Income tax expense (benefit)			(5,136)
Net loss			$(98)

Additions to property, plant and equipment	$3,892	$919
During the nine months ended September 30, 2024, three of the Company’s customers had revenues of more than 10%. Of these three customers, two had revenues only in the Sand segment and one had revenues in the Sand segment and SmartSystems segment. The following tables present additional segment information for the nine months ended September 30, 2024 and a reconciliation to amounts on the condensed consolidated statement of operations.

	Sand	SmartSystems	Total
Revenue	$212,971	$7,038	$220,009

Segment cost of goods sold
Logistics costs	$107,086	$—	$107,086
Production costs	56,844	—	56,844
Depreciation, depletion, and accretion of asset retirement obligations	18,568	1,543	20,111
Other costs	972	3,625	4,597
Total cost of goods sold	$183,470	$5,168	$188,638

Gross profit	$29,501	$1,870	$31,371
Total operating expenses			31,971
Total other (expenses) income, net			(2,343)
Income tax expense (benefit)			(2,199)
Net loss			$(744)

Additions to property, plant and equipment	$6,003	$1,167

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 10 — Earnings Per Share

Basic net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of shares of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although shares of restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,492 and 1,158 for the three months ended September 30, 2025 and 2024, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,473 and 1,158 for the nine months ended September 30, 2025 and 2024, respectively. In periods with a net loss, there is no difference between basic and diluted net loss per share of common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net (loss) income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding	38,826	38,926	39,095	38,735
Assumed conversion of restricted stock	125	—	255	—
Diluted weighted average common stock outstanding	38,951	38,926	39,350	38,735

NOTE 11 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. For the three months ended September 30, 2025 and 2024, the effective tax rate was approximately 40.9% and 98.1%, respectively. For the nine months ended September 30, 2025 and 2024, the effective tax rate was approximately 106.6% and 74.7%, respectively. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. For the three and nine months ended September 30, 2025 and 2024, the statutory tax rate was 21.0%.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $2,240 as of December 31, 2024. There was no material change for the nine months ended September 30, 2025.
The Company believes it will not be able to use all of its tax benefits from some of its tax deductions. Because of this, it has recorded a partial valuation allowance against those benefits, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At December 31, 2024, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $2,156. There was no material change for the three and nine months ended September 30, 2025.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 12 — Concentrations
As of September 30, 2025, four customers accounted for 63% of the Company’s total accounts and unbilled receivables. As of December 31, 2024, four customers accounted for 84% of the Company’s total accounts receivable.
During the three months ended September 30, 2025, 58% of the Company’s revenues were earned from three customers. During the three months ended September 30, 2024, 67% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2025, 40% of the Company’s revenues were earned from two customers. During the nine months ended September 30, 2024, 54% of the Company’s revenues were earned from three customers.
As of September 30, 2025, one vendor accounted for 14% of the Company’s accounts payable. As of December 31, 2024, one vendor accounted for 17% of the Company’s accounts payable.
During the three months ended September 30, 2025, two vendors accounted for 27% of the Company’s cost of goods sold. During the three months ended September 30, 2024, two vendors accounted for 33% of the Company’s cost of goods sold. During the nine months ended September 30, 2025, two vendors accounted for 31% of the Company’s cost of goods sold. During the nine months ended September 30, 2024, two vendors accounted for 36% of the Company’s cost of goods sold.
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

Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of September 30, 2025 was $19,727.

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
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility, which has access to both the Canadian Pacific and Union Pacific rail networks, is approximately 5.5 million tons. In 2020, we acquired our Ottawa, Illinois mine and processing facility, which has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe rail network. In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National Railway. We commenced operations at the Blair facility in May 2023. In total, we have annual processing capacity of approximately 10.0 million tons across all of our operating facilities.
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024, we acquired the right to operate a terminal in Dennison, Ohio. These two Ohio terminals became operational in 2024. In September 2025, we completed the expansion of our terminal in Dennison, OH. We also have the right to use a rail terminal located in El Reno, Oklahoma. Additionally, we have longstanding relationships with third party terminal operators that provide us with access to substantially all oil and natural gas exploration production basins of North America.
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
We experienced an increase in the volume of sand sold in 2024, which was followed by a slowdown in the first quarter of 2025. We have experienced an increase in the volume of sand sold in the second and third quarters of 2025 as customers increased their activity. There have also been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector. We believe the demand for frac sand will continue to moderately increase, driven by increased lateral well lengths and increased volume of sand per linear foot of lateral well. Additionally, demand may increase over the next five years, due to potential increased export capacity of LNG and increased power demand for data centers leading to increased drilling and completions of natural gas wells to support this growing demand.

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
Since taking office on January 20, 2025, President Trump has issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 Biden-era executive orders related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a national energy emergency, directing agencies to expedite conventional energy projects, and several agencies have undertaken actions of a deregulatory nature in accordance with the executive orders, memoranda and emergency declaration. Though our products are not currently subject to tariffs, throughout 2025, there have been fluctuating tariffs that may directly or indirectly affect our results of operations. We continue to actively monitor current events, but we are unable to estimate the magnitude of their effect on our future financial position, results of operations or cash flows, or give any assurances that these events will not have a material adverse effect on our financial position, results of operations, or cash flows.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$91,643	$62,232	$29,411	47%
SmartSystems revenue	1,137	926	211	23%
Total revenue	92,780	63,158	29,622	47%
Cost of goods sold:
Sand cost of goods sold	76,766	55,601	21,165	38%
SmartSystems cost of goods sold	1,079	1,070	9	1%
Total cost of goods sold	77,845	56,671	21,174	37%
Gross profit	14,935	6,487	8,448	130%
Operating expenses:
Selling, general and administrative	9,086	9,703	(617)	(6)%
Depreciation and amortization	589	633	(44)	(7)%
(Gain) loss on disposal of fixed assets, net	(110)	1,063	(1,173)	(110)%
Total operating expenses	9,565	11,399	(1,834)	(16)%
Operating income (loss)	5,370	(4,912)	10,282	209%
Other income (expenses):
Loss on extinguishment of debt	—	(31)	31	Not meaningful
Interest expense, net	(320)	(344)	24	7%
Other income	28	53	(25)	(47)%
Total other expenses, net	(292)	(322)	30	9%
Income (loss) before income tax expense (benefit)	5,078	(5,234)	10,312	197%
Income tax expense (benefit)	2,076	(5,136)	7,212	140%
Net income (loss)	$3,002	$(98)	$3,100	3,163%
Revenues
Revenues were $92.8 million and tons sold were approximately 1,472,000 for the three months ended September 30, 2025. Revenues for the three months ended September 30, 2024 were $63.2 million, during which time we sold approximately 1,189,000 tons of sand. The key factors contributing to the increase in revenues for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:
•Sand revenue was 47% higher at $91.6 million for the three months ended September 30, 2025 versus $62.2 million for the three months ended September 30, 2024. The higher sand revenue was due to higher sand volumes sold along with higher average sand prices. Higher average selling prices in the current period were primarily driven by changes in the delivery location mix rather than frac sand pricing. Sand revenue for the three months ended September 30,

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
2025 also included $4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period which was not recognizable under ASC 606 until the current period.
•SmartSystems revenue was approximately $1.1 million for the three months ended September 30, 2025 compared to $0.9 million for the three months ended September 30, 2024. The increase in SmartSystems revenue was due to higher utilization of our SmartSystems fleet.
Cost of Goods Sold
Cost of goods sold was $77.8 million and $56.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase in cost of goods sold for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to higher sales volumes. The cost per ton to produce our sand was higher in the current period due to increased mining costs and increased freight and transloading costs. Freight and other delivery costs were higher due primarily to the delivery location of frac sand sales.
Gross Profit
Gross profit was $14.9 million for the three months ended September 30, 2025, compared to $6.5 million for the three months ended September 30, 2024. The increase in profitability for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to higher sales volumes and the excess tons payment in the quarter, which were partially offset by higher freight and transloading costs due to delivery location.
Operating Expenses
Selling, general and administrative expenses decreased to $9.1 million for the three months ended September 30, 2025 compared to $9.7 million for the three months ended September 30, 2024. The decrease in selling, general and administrative expenses was primarily due to $1.3 million in banking and legal fees associated with refinancing our ABL facility in September 2024 partially offset by higher royalty expense due to increased sales volumes for the three months ended September 30, 2025.
Interest Expense, net
We incurred $0.3 million and $0.3 million of net interest expense for the three months ended September 30, 2025 and 2024, respectively.
Income Tax (Benefit) Expense
For the three months ended September 30, 2025 and 2024, our effective tax rate was approximately 40.9% and 98.1%, respectively. We are required to record our interim period income tax (benefit) expense in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. The biggest driver of our income tax (benefit) expense is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax (benefit) expense calculation. We do not expect to be a payer of federal income tax in 2025 and we expect to pay an immaterial amount of state income taxes in 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of September 30, 2025, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of September 30, 2025, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Net Income (Loss)
Net income was $3.0 million for the three months ended September 30, 2025 as compared to net loss of $0.1 million for the three months ended September 30, 2024. The improvement in net income in the current period relative to the prior year period is primarily due to the increase in total tons sold due to increased demand combined with lower operating expenses.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$240,697	$212,971	$27,726	13%
SmartSystems revenue	3,411	7,038	(3,627)	(52)%
Total revenue	244,108	220,009	24,099	11%
Cost of goods sold:
Sand cost of goods sold	214,097	183,470	30,627	17%
SmartSystems cost of goods sold	3,347	5,168	(1,821)	(35)%
Total cost of goods sold	217,444	188,638	28,806	15%
Gross profit	26,664	31,371	(4,707)	(15)%
Operating expenses:
Selling, general and administrative	27,439	28,924	(1,485)	(5)%
Depreciation and amortization	1,812	1,978	(166)	(8)%
(Gain) loss on disposal of fixed assets, net	(830)	1,069	(1,899)	(178)%
Total operating expenses	28,421	31,971	(3,550)	(11)%
Operating income (loss)	(1,757)	(600)	(1,157)	193%
Other income (expenses):
Loss on extinguishment of debt	—	(1,341)	1,341	Not meaningful
Interest expense, net	(978)	(1,226)	248	20%
Other income	223	224	(1)	—%
Total other expenses, net	(755)	(2,343)	1,588	68%
(Loss) income before income tax expense	(2,512)	(2,943)	431	15%
Income tax (benefit) expense	(2,679)	(2,199)	(480)	22%
Net income (loss)	$167	$(744)	$911	122%
Revenues
Revenues were $244.1 million and tons sold were approximately 3,965,000 for the nine months ended September 30, 2025. Revenues for the nine months ended September 30, 2024 were $220.0 million, during which time we sold approximately 3,799,000 tons of sand. The key factors contributing to the change in revenues for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were as follows:
•Sand revenue increased to $240.7 million for the nine months ended September 30, 2025 versus $213.0 million for the nine months ended September 30, 2024. Total volumes increased by approximately 4% while sand pricing per ton was slightly higher in the current period. Sand revenue for the nine months ended September 30, 2025 also included

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
$4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period which was not recognizable under ASC 606 until the current period.
•SmartSystems revenue was approximately $3.4 million for the nine months ended September 30, 2025 compared to $7.0 million for the nine months ended September 30, 2024. The decline in SmartSystems revenue was due to lower utilization of our SmartSystems fleet.
Cost of Goods Sold
Cost of goods sold was $217.4 million and $188.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs, and freight and transloading costs.
Gross Profit
Gross profit was $26.7 million and $31.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The gross profit for the nine months ended September 30, 2025 was lower, compared to the nine months ended September 30, 2024, due primarily to lower utilization of our SmartSystems fleet and increased freight and transload costs associated with higher sales volumes in the current period.
Operating Expenses
Selling, general and administrative expenses were $27.4 million for the nine months ended September 30, 2025 compared to $28.9 million for the nine months ended September 30, 2024. The decline in selling, general and administrative costs was driven by higher banking and legal costs associated with debt refinancing in the prior year. The gain on disposal of assets of $0.8 million for the nine months ended September 30, 2025 was primarily related to the sale of vacant land that was part of a previous acquisition.
Interest Expense, net
We incurred $1.0 million and $1.2 million of net interest expense for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Income Tax (Benefit) Expense
For the nine months ended September 30, 2025 and September 30, 2024, our effective tax rate was approximately 106.6% and 74.7%, respectively. We are required to record our interim period income tax (benefit) expense in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, carrybacks, and state taxes, among other items. The biggest driver of our income tax (benefit) expense is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax (benefit) expense calculation. We do not expect to be a payer of federal income tax in 2025 and we expect to pay an immaterial amount of state income taxes in 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of September 30, 2025, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of September 30, 2025, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Net Income (Loss)
Net income was $0.2 million for the nine months ended September 30, 2025 as compared to net loss of $0.7 million for the nine months ended September 30, 2024. Net income improved in the current period primarily due to higher sales volumes and lower operating expenses partially offset by the increased cost of goods sold. Our income tax (benefit) expense further contributed to our net income for the current period. Income tax expense (benefit) often distorts our results of operations due to variances between amounts recorded for GAAP and the amount we pay in a reporting period. We calculate our income tax expense as required by GAAP, but we do not expect to be a payer of any material income taxes for the full year 2025. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use non-GAAP measures of contribution margin, adjusted EBITDA, and free cash flow as measures of our performance.
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
Gross profit is the GAAP measure most directly comparable to contribution margin. Contribution margin should not be considered an alternative to gross profit presented in accordance with GAAP. Since contribution margin may be defined differently by other companies in our industry, our definition of contribution margin may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of gross profit to

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
contribution margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per ton amounts)
Revenue	$92,780	$63,158	$244,108	$220,009
Cost of goods sold	77,845	56,671	217,444	188,638
Gross profit	14,935	6,487	26,664	31,371
Depreciation, depletion, and accretion of asset retirement obligations	6,786	6,700	20,419	20,111
Contribution margin	$21,721	$13,187	$47,083	$51,482
Contribution margin per ton	$14.76	$11.09	$11.87	$13.55
Total tons sold	1,472	1,189	3,965	3,799
Contribution margin was $21.7 million and $13.2 million, or $14.76 and $11.09 per ton sold, for the three months ended September 30, 2025 and 2024, respectively. Contribution margin was higher compared to the same period in 2024 primarily due to increased sales volumes and the excess ton payment of $4.4 million partially offset by higher logistics costs related to the delivery location of our frac sand sales. Contribution margin was $47.1 million and $51.5 million, or $11.87 and $13.55 per ton sold, for the nine months ended September 30, 2025 and 2024, respectively. The decline in overall contribution margin for the nine month period ended September 30, 2025, when compared to the same period in 2024, was primarily due to the increase in logistics costs due to higher sales volumes, delivery location mix of our sales and increased mining costs.
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

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$3,002	$(98)	$167	$(744)
Depreciation, depletion and amortization	7,179	7,161	21,619	21,574
Income tax (benefit) expense and other taxes	2,076	(5,136)	(2,679)	(2,199)
Interest expense	364	383	1,081	1,286
EBITDA	$12,621	$2,310	$20,188	$19,917
Net (gain) loss on disposal of fixed assets	(110)	1,063	(830)	1,069
Equity compensation	834	765	2,602	2,072
Acquisition and development costs	—	8	—	316
Loss on extinguishment of debt	—	31	—	1,341
Cash charges related to restructuring and retention of employees	—	—	33	148
Bank and legal costs related to financing not closed	—	1,294	—	1,294
Accretion of asset retirement obligations	269	249	832	747
Adjusted EBITDA	$13,614	$5,720	$22,825	$26,904
Adjusted EBITDA was $13.6 million for the three months ended September 30, 2025 compared to $5.7 million for the three months ended September 30, 2024. The increase in adjusted EBITDA for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher sales volumes of sand sold and the excess ton payment partially offset by the increase in logistics and production costs associated with those sales. Adjusted EBITDA was $22.8 million for the nine months ended September 30, 2025 compared to $26.9 million for the nine months ended September 30, 2024. The decrease in adjusted EBITDA for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher logistics costs due to the delivery location of frac sand sales and higher mining costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$18,159	$5,810	$21,746	$16,829
Purchases of property, plant and equipment	(3,385)	(2,135)	(9,597)	(5,135)
Free cash flow	$14,774	$3,675	$12,149	$11,694
Free cash flow was $14.8 million for the three months ended September 30, 2025 compared to $3.7 million for the three months ended September 30, 2024. Free cash flow was $12.1 million for the nine months ended September 30, 2025 compared to $11.7 million for the nine months ended September 30, 2024. The increase in free cash flow for the three and nine months ended September 30, 2025 was primarily due to positive cash flows from operating activities due to higher net income and higher conversion of working capital to cash.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of September 30, 2025, cash on hand was $5.1 million and we had $30.0 million in undrawn availability on our FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Dividends and Share Repurchase Program
On July 23, 2025, our Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on August 14, 2025 to stockholders of record at the close of business on August 4, 2025. The dividend payment returned approximately $4.4 million to our shareholders.
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
Under the Repurchase Program, we have repurchased 1,003,602 shares of our common stock for $2.1 million. The remaining amount that may be repurchased as of September 30, 2025 is $7.9 million.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
10b5-1 Trading Plan
On May 22, 2025, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We implemented this written trading plan in connection with our Repurchase Program. The trading plan permitted the purchase of up to a total of $1.5 million of our shares (including commissions). The number of shares of Company common stock to be purchased on any purchase day was up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. We purchased $1.5 million of shares under the 10b5-1 Trading Plan and the plan was terminated in July 2025.
Capital Requirements
We expect full year 2025 capital expenditures to be between $15.0 million and $17.0 million, excluding any acquisitions. Our expected capital expenditures for 2025 are primarily to open new mining areas for development, efficiency projects at Oakdale, Blair and Ottawa facilities, expansion and customization of our newly acquired Ohio terminals and potential investment in one or more new terminals. We expect to fund these capital expenditures with existing cash from operations, equipment financing options available to us or borrowings under the FCB ABL Credit Facility.
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of the Company’s SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of September 30, 2025 was $6.9 million. Minimum cash payments on this facility for the remainder of 2025 are anticipated to be $0.7 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of September 30, 2025 was $5.3 million. Minimum cash payments on these notes payable for the remainder of 2025 are anticipated to be $0.4 million. There were no outstanding borrowings on our FCB ABL Credit Facility as of September 30, 2025.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of September 30, 2025 were $26.0 million. Minimum cash payments on operating leases for the remainder of 2025 are anticipated to be $2.5 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 12 years.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $19.7 million as of September 30, 2025.
Contractual Obligations
As of September 30, 2025, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Customer Concentration
For the nine months ended September 30, 2025, Equitable Gas Corporation and Encino Energy accounted for 27.7% and 12.5% of total revenue, respectively. For the nine months ended September 30, 2024, revenue from Equitable Gas Corporation, Encino Energy and Liberty Oilfield accounted for 29%, 13.8%, and 11% of total revenue, respectively.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2025.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2025 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the third quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and nine months ended September 30, 2025.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, no shares were sold by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 3, 2024, our Board of Directors approved an eighteen-month share repurchase program under which we may purchase up to $10.0 million of our ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate management to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time. The following table outlines purchases of our common stock under the Repurchase Program during the quarter ended September 30, 2025.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
July 2025	13,627	$2.07	13,627	$7,904,773
August 2025	—	$—	—	$7,904,773
September 2025	—	$—	—	$7,904,773
	13,627		13,627

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

Smart Sand, Inc.

November 12, 2025	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

November 12, 2025	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)