Form 10-K
period 2025-12-31
Smart Sand, Inc.
filed 2026-02-26
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
 __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
Commission file number 001-37936
__________________________________________________________________________________________________________________________________________________________________________________________
SMART SAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2809926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Floral Vale Boulevard, Suite 225
Yardley, Pennsylvania 19067	(281) 231-2660
(Address of principal executive offices, zip code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SND	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☒
As of June 30, 2025, the last business day of the registrant’s second fiscal quarter of 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $57,119,495 based on the closing price of $2.01 per share, as reported on NASDAQ on that date.
Number of shares of common shares outstanding, par value $0.001 per share as of February 19, 2026 was 43,538,189.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•changes in federal, state, local or international tax legislation;
•scarcity of supplies necessary to run our business;
•actions by major oil- and natural gas-producing countries, including OPEC members, Russia, Venezuela, Canada and the United States;
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
•the use and continued adoption of artificial intelligence (“AI”) technologies;
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
•our business relies significantly on railroads to deliver our products, and any delays in rail transportation could adversely impact our business;
•changes or consolidation within the rail industry could adversely affect our business by reducing competitive shipping options and potentially increasing transportation costs;
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
•exposure to new or changing U.S. and foreign tariff policies, which could increase our costs, limit our ability to pass those costs on to customers, and create market volatility that affects demand, pricing, and global supply chain stability;
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
We market our products and services to oil and natural gas exploration and production companies, oilfield service companies and diversified industrial and commercial customers. We believe that, among other things, the size and favorable geologic characteristics of our sand reserves, the strategic location and logistical advantages of our facilities, our proprietary SmartDepotTM portable wellsite proppant storage silos, our proprietary SmartPath® wellsite proppant management system, SmartBeltTM conveyor system, access to all Class I rail lines, and the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
Operating Segments
Sand Segment
We sell our sand through short-term and long-term contracts or spot sales in the open market. We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility in July 2012 with 1.1 million tons of annual processing capacity. After several expansions our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons. This facility has access to both the Canadian Pacific Class I rail network (through an onsite, unit train capable rail facility) and the Union Pacific Class I rail network (through the nearby Byron, Wisconsin transload facility).
In September 2020, we acquired our Ottawa, Illinois mine and processing facility, which has annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe Class I rail line through the nearby Peru, Illinois transload facility, as well as rights to use a rail terminal located in El Reno, Oklahoma. We began operating the Ottawa facility in October 2020.
In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We commenced operations at the Blair facility in the second quarter of 2023.
We sell frac sand through a network of in-basin rail terminals. We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. We operate a unit train capable transloading terminal in Van Hook, North Dakota, which became operational in April 2018, to service the Bakken Formation in the Williston Basin. In September 2020, as part of our acquisition of the Ottawa, Illinois mining facility, we obtained rights to use a rail terminal located in El Reno, Oklahoma. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations. We completed an expansion of this terminal in the fourth quarter of 2023. In December 2023, we acquired the rights to operate a unit train capable transloading terminal in Minerva, Ohio, which became operational in the second quarter of 2024. In January 2024, we acquired the rights to operate a unit train capable transloading terminal in Dennison, Ohio, which became operational in the third quarter of 2024. We completed an expansion of this terminal in the third quarter of 2025.
In late 2021, we started our IPS business to provide sand to customers for various industrial applications, such as glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. We believe this business provides us with the ability to diversify some of our sales into more stable, consumer-driven products to help mitigate some of the price volatility we are exposed to in the oil and gas markets that we serve. We completed an expansion of our IPS processing equipment at our Ottawa, Illinois plant in the fourth quarter of 2023 to provide blending and cooling capabilities to increase our product offerings in the industrial marketplace.
SmartSystems Segment
We provide wellsite proppant handling solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We offer our customers portable wellsite storage and management solutions through our

SmartSystems products and services. Our SmartSystems enable customers to unload, store, and deliver proppant at the wellsite and rapidly set up, take down, and transport the entire system. This capability enhances our customers’ efficiency, safety, and reliability. Through our SmartSystems wellsite proppant storage solutions, we offer the SmartDepot® and SmartDepotXL™ silo systems, the SmartBelt™ conveyor, the SmartPath® wellsite proppant management system, and our rapid deployment trailers. The SmartDepot silos feature passive and active dust suppression technology and support gravity-fed operation. Our self-contained SmartPath wellsite proppant management system is a mobile sand transloading solution that works with bottom-dump trailers. These systems include a drive-over conveyor, surge bin, silo storage, bucket elevators, and integrated dust collection.
We have recently developed new dual bucket elevators to enhance our vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. This addition provides greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. Our rapid deployment trailers are designed for quick setup, takedown, and transportation of the entire SmartSystem. They detach from the wellsite equipment, allowing for removal from the wellsite during operations. We believe our SmartSystems help customers reduce trucking and related fuel consumption, reducing the carbon footprint of their daily operations.
Market
Supply and demand fundamentals have been stable during the last three years and frac sand prices have recovered from previous historic lows. There have been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector.
Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and recent output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector and could impact the drilling and completion of new oil and natural gas wells. Recent U.S. actions targeting Venezuelan oil exports — including expanded sanctions, restrictions on tanker movements, and evolving diplomatic and regulatory measures — have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services. Since demand for frac sand is tied to new well completion activity which is impacted by current oil and natural gas prices, we cannot predict if frac sand prices will increase, decrease or stabilize.
The uncertainty of tariffs could also have an impact on frac sand demand. Our sales into Mexico and Canada are currently exempt from tariffs. Although our sales into Canada were subject to tariffs earlier this year, a recent Surtax Remission Order eliminated such tariffs on our sand. Should the tariff rates change, we anticipate that our customers would be responsible for the increased cost, which may result in customers reducing their activity due to higher sand prices or sourcing their sand needs from other suppliers within their own countries. We are currently unable to estimate the effect of current or future events on our future financial position and results of operations. Therefore, we give no assurances that these events will not have a material adverse effect on our financial position or results of operations.
We believe the demand for frac sand will continue to moderately increase, driven by increased lateral well lengths and increased volume of sand per linear foot of lateral well. In addition, demand may increase over the next five years as growth in liquified natural gas (“LNG”) export capacity and rising power generation requirements, particularly from artificial intelligence data centers, drive increased drilling and completion activity in natural gas basins.
Northern White frac sand, which is found predominantly in Wisconsin and limited portions of Minnesota, Illinois, and Missouri, is considered a premium proppant due to its favorable physical characteristics. We believe that regional sand will continue to affect the demand for Northern White sand in some of the oil and natural gas producing basins in which we market our products. However, we believe there will continue to be demand for our high-quality Northern White frac sand. In particular, we currently believe that Northern White frac sand has logistical advantages in the Marcellus, Utica and Bakken Formations in the shale basins of the United States, and the Montney and Duvernay shale basins in Canada. We expect demand for our frac sand to continue to be supported by customers who are focused on long-term well performance and ultimate recovery of reserves from the oil and natural gas wells they are completing, as well as those interested in the efficiency of their logistics supply chain and delivery of sand to the wellsite. Additionally, we believe market trends continue to support increased proppant usage per well drilled due to operator focus on well efficiencies through increasing lengths of drilling laterals, use of simul-fracking techniques and other well enhancement strategies. Finally, we believe that the adoption of our SmartSystems provides improved efficiencies in shipping and storing sand at the wellsite through reduced trucking requirements, which removes traffic from the roads and lowers diesel fuel consumption, thereby providing incremental value to our customers by reducing their carbon emissions.

Demand in the IPS business is stable as customers are spread over a wide range of industries, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more. The IPS business is primarily influenced by macroeconomic drivers such as consumer demand and population growth. We believe that as this business grows, it will provide us with the ability to diversify a portion of our sales into more stable, consumer-driven products to help mitigate the price volatility in the oil and gas industry.
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
•Expanding and optimizing our existing logistics infrastructure and developing additional origination and destination points. We expect to continue to capitalize on our Oakdale facility’s ability to ship on two Class I rail carriers to maximize our product shipments, increase our railcar utilization and lower our transportation costs. We have the ability to simultaneously accommodate multiple unit trains on-site with the Canadian Pacific rail network while also having the ability to ship our frac sand to our customers on a second Class I rail carrier through our transloading facility located on the Union Pacific rail network approximately three miles from our Oakdale operations. This access to two Class I rail carriers from Oakdale provides increased delivery options from our Oakdale site for our customers, greater competition between our rail carriers and potentially lower freight costs.
Our mine at Ottawa, Illinois and related transloading terminal in Peru, Illinois provide additional origination and destination points through access to a third Class I rail carrier, the BNSF.
Our Blair, Wisconsin mine, with onsite rail infrastructure, provides us with direct access to the Class 1 Canadian National Railway. With this access, we currently have access to all Class 1 rail lines within the United States and Canada. The Blair facility began operations in the second quarter of 2023.
We also operate several terminals throughout the United States, including a multiple unit train capable transloading terminal in Van Hook, North Dakota, which we believe allows us to be one of the most efficient and low-cost sources of Northern White frac sand in the Bakken Formation in the Williston Basin. Our Waynesburg, Pennsylvania terminal, which services the Appalachian Basin, including the Marcellus and Utica Formations, became operational in January 2022 and was expanded in the fourth quarter of 2023. We believe this terminal allows us to be one of the most efficient and low-cost sources of Northern White frac sand in the Appalachian Basin. Additionally, we obtained access, through a long term lease, to rail terminals in Minerva, Ohio and Dennison, Ohio, which we believe will broaden our ability to offer sand to our customers in the Utica Formation in an efficient and cost-effective manner. Both of the Ohio terminals became operational in 2024. In September 2025, we completed an expansion of the Dennison, Ohio terminal. Our El Reno, Oklahoma terminal provides us with the flexibility to send sand to the Woodford and SCOOP/STACK Basins as it is needed by our customers.
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
Demand for frac sand declined moderately during 2025. According to Spears and Associates, Inc. (“Spears”), North America proppant demand decreased by approximately 2% compared to 2024. Despite lower drilling and completion activity during the year, overall frac sand demand remained relatively stable, supported by longer lateral well lengths and increased sand volume per linear foot of lateral well. Frac sand demand is expected to increase moderately in 2026. In addition, demand may continue to grow over the next five years, driven by expected increases in natural gas demand to support expanded LNG export capacity and potential incremental power demand from data centers.
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
Competitive Strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
•Long-lived, strategically located, high-quality reserve base. We believe our three active sand mines in Oakdale, Wisconsin, Ottawa, Illinois and Blair, Wisconsin have a uniquely desirable combination of large high-quality reserves of fine mesh sand that is contiguous to their production and primary rail loading facilities that are either on site or are in close proximity to the mines.
As of December 31, 2025, we have an estimated life of mine of approximately 71 years at Oakdale, 149 years at Ottawa, and 67 years at Blair, based on our current expected sales volumes. We have the ability to annually process up to approximately 10.0 million tons of sand and we believe our reserve base positions us well to take advantage of current market trends of increasing demand for finer mesh frac sand. We also believe that having our mines, processing facilities and primary rail loading facilities in close proximity provides us with an overall low-cost structure, which enables us to compete effectively for sales of Northern White frac sand and to achieve attractive operating margins.
•Intrinsic logistics advantage. We believe that we are one of the few frac sand producers with a network of facilities custom-designed for the specific purpose of delivering frac sand to all of the major U.S. oil and natural gas producing basins by having rail facilities that can simultaneously accommodate multiple unit trains on site or in close proximity to our mining and processing operations. Our transportation assets at Oakdale have access to two Class I rail lines, the Canadian Pacific and Union Pacific. We believe our customized on-site logistical configuration yields lower operating and transportation costs of product to our customers between the mine and in basin destinations.
Our Ottawa mine and nearby Peru transloading terminal in Illinois provides us with access to another Class I rail line, the Burlington Northern Santa Fe railroad. Additionally, we believe the location of our Ottawa, Illinois facility in close proximity to Greater Chicago and other major Midwestern metropolitan markets, and our ability to truck or rail our products from this location, allows us to be able to offer competitive pricing for industrial sand applications.
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
In January 2022, we began operating a terminal in Waynesburg, Pennsylvania to service the Appalachian Basin, including the Marcellus and Utica Formations.
We have also obtained access, through long term leases, to rail terminals in Minerva, Ohio and Dennison, Ohio. These terminals became operational in 2024. In September 2025, we completed an expansion of the Dennison, Ohio terminal.We believe the Waynesburg, Minerva and Dennison terminals allow us to be one of the most efficient and low-cost sources of frac sand in the Appalachian Basin.
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
•Long-term liquidity and financial flexibility. We believe we have sufficient liquidity to support our operations and pursue our growth initiatives. In September 2024, the Company entered into a $30.0 million five-year senior secured asset-based credit facility with First-Citizens Bank & Trust Company. The FCB ABL Credit Facility provides for non-amortizing revolving loans in an aggregate principal amount of up to $30.0 million, subject to a borrowing base comprised of eligible inventory and accounts receivable. As of December 31, 2025, we had cash on hand of $22.6 million and undrawn availability under the FCB ABL Credit Facility of $30.0 million and no outstanding borrowings. The FCB ABL Credit Facility matures in September 2029. Our total available liquidity among cash and available borrowings was $52.6 million as of December 31, 2025.
•Experienced management team. The members of our senior management team bring significant experience to the market environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge and experience managing businesses in a variety of operating conditions.
•Focus on safety and environmental stewardship. We aim to maintain a culture that prioritizes safety, the environment and our relationship with the communities in which we operate, actions we believe are critical to the success of our business. We are a Tier 1 participant in The Wisconsin Department of Natural Resources’ Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety standards. Since 2016, Smart Sand has maintained International Organization for Standardization (“ISO”) ISO 9001 and ISO 14001 registrations for our quality management system and environmental management system programs, respectively, for our Oakdale facility. We earned initial ISO 9001 registration for our Ottawa, Illinois facility in 2022 and for our Blair, WI facility in 2024. We also have attained Green Professional status in Wisconsin’s Green Master sustainability recognition program. We are also members of the Wisconsin Industrial Sand Association, which promotes safe and environmentally responsible sand mining standards.
Our Customers
Our core customers are oil and natural gas exploration and production companies and oilfield service companies. In late 2021, we began diversifying our sand sales to include IPS. IPS customers represent a small but growing portion of our overall sand sales and we intend to continue increasing our expansion of IPS in 2026 and beyond. We sell frac sand under short- and long-term take-or-pay contracts as well as in the spot market, and provide proppant logistics solutions through our in-basin transloading terminals and SmartSystems wellsite proppant storage solutions and other logistics services.
Generally, customers under take-or-pay contracts are required to take minimum volumes of sand or make shortfall payments for a specified period of time. We recognize revenue in our results of operations in the period in which the obligation becomes due.
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
For the year ended December 31, 2025, EQT Corporation and EOG Resources, Inc. accounted for 27.7% and 10.9%, respectively, of total revenue, and the remainder of our revenues were from 99 customers. For the year ended December 31, 2024, EQT Corporation, Encino Energy, and Liberty Oilfield Services accounted for 31.9%, 13.8% and 10.2%, respectively, of our total revenues, and the remainder of our revenues were from 82 customers. For the year ended December 31, 2023, EQT Corporation and Liberty Oilfield Services accounted for 30.2% and 11.4%, respectively, of our total revenues, and the remainder of our revenues were from 72 customers. Please read “Risk Factors—Risks Inherent in Our Business—A substantial majority of our revenues have been generated under contracts with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of them could adversely affect our business, results of operations and financial condition.”
Capital Plans
We expect 2026 capital expenditures to be between $15.0 million and $20.0 million, consisting primarily of capital for efficiency projects at our mine and processing facilities and our in-basin terminals, along with investments in our facilities to support incremental IPS activity. We expect to fund these capital expenditures with existing cash, cash generated from operations, or borrowings under the FCB ABL Credit Facility or other financing sources, such as equipment finance providers.
Industry Trends Impacting Our Business
Unless otherwise indicated, the information set forth under this section, including all statistical data and related forecasts, is derived from Spears’ “North American Proppant Market” published in the first quarter of 2026. While we are not aware of any misstatements regarding the proppant industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”
Demand Trends
Demand for frac sand declined moderately during 2025. According to Spears, North America proppant demand decreased by approximately 2% compared to 2024. Despite lower drilling and completion activity during the year, overall frac sand demand remained relatively stable, supported by longer lateral well lengths and increased sand volume per linear foot of lateral well. Frac sand demand is expected to increase moderately in 2026. In addition, demand may continue to grow over the next five years, driven by expected increases in natural gas demand to support expanded LNG export capacity and potential incremental power demand from data centers.
Supply Trends
There was considerable consolidation activity including mergers, acquisitions, closures of mines and bankruptcy filings among our peers from 2020 to 2025. Supply and demand for Northern white frac sand was relatively in balance from 2023 to 2025.
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota, Illinois and Missouri. We believe the ability to obtain large contiguous reserves in these areas is a key constraint for potential new Northern White frac sand supply and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations as the shift to finer sands in hydraulic fracturing of oil and natural gas wells and to lower cost regional sand sources has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
Permits
We operate in a regulated environment overseen by governmental regulatory and enforcement bodies at the local, state and federal levels. To conduct our operations, we are required to obtain permits and approvals that address environmental, land use and health and safety issues at our operating facilities. Our current and planned areas for excavation at our mining facilities are permitted for extraction of our proven reserves. Portions of our facilities lie in areas designated as wetlands, which will require additional local, state and federal permits prior to mining those areas.
We voluntarily meet the standards of the Wisconsin Department of Natural Resources’ Green Tier program. As of 2025, all three of Smart Sand’s active mines hold valid ISO 9001-2015 Quality Management System and ISO 14001-2015 Environmental Management System registrations. These voluntary requirements are tracked and managed along with our permits.
The cost of securing permits has not had a material adverse effect on our results of operations or financial condition. We cannot ensure that existing environmental, health and safety (“EHS”) laws and regulations will not be reinterpreted or revised or that new EHS laws and regulations will not be adopted or become applicable to us. Revised or additional EHS requirements that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business.
Competition
The proppant industry is highly competitive. Please read “Risk Factors—Risks Inherent in Our Business—We face significant competition that may cause us to lose market share.” There are numerous large and small producers in all sand producing regions of North America with whom we compete, many of which also offer solutions for unloading, storing and delivering proppant to the wellsite. Our main competitors include Badger Mining Corporation, Iron Oak Energy Solutions, LLC, U.S. Silica Holdings, Inc., Capital Sand Company, Source Energy Services and Solaris Energy Infrastructure, Inc.
Although some of our competitors may have greater financial or natural resources than we do, we believe that we are well-positioned competitively due to our low cost of sand production, low debt levels, logistics infrastructure, high-quality, balanced reserve profile, service capabilities, transportation capabilities, and patented SmartSystems wellsite proppant storage solutions, which offer numerous benefits over our competition. Demand for frac sand and logistics solutions and the prices that we will be able to obtain for our products, to the extent not subject to a fixed price or take-or-pay contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including, among other things, the price for oil and natural gas, hydraulic fracturing activity, including the number of stages completed per well, the lateral length of horizontal wells being completed, and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of frac sand and other types of proppants, such as resin-coated sand and ceramic proppant.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities at some of our mines have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduced wet sand to meet demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall costs in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. However, we have enclosed, indoor wet plants at our Oakdale and Ottawa processing facilities, which allow us to produce wet sand inventory year-round to support a large portion of our dry sand processing capacity, which may reduce certain effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Severe weather can also impact the rail lines which we utilize to ship our sand to our customers in the operating basins and as a result could lead to reduced sales volumes during such severe weather periods. Additionally, over the last several years, exploration and production companies have become more disciplined in their spending patterns relative to their budgets, which has led to some of our customers completing their budgeted spending earlier in the year. This spending discipline could potentially lead to a slowdown in activity by our customers and lower sand demand in the fourth quarter of the year. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal and severe weather conditions could have a material adverse impact on our business, results of operations and financial condition” and “Risk Factors—Our cash flow fluctuates on a seasonal basis.”
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
Future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations could cause us to incur significant costs. For example, policy shifts could impact our operations. President Trump has issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 Biden-era executive orders related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the Trump Administration’s changes to the environmental regulatory landscape in the United States is unknown at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers. The following is a discussion of environmental and worker health and safety laws, as amended from time to time that relate to our operations or those of our customers that could have a material adverse effect on our business.
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
Climate Change
In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases (“GHG”). We are unable to predict actions that may be taken by the Federal government; however, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to monitor, report, or control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations controlling GHG emissions under its existing authority predicated on a finding that GHG emissions are harmful to human health. In February 2026, the current administration announced that it will repeal the so-called endangerment finding. Various organizations have indicated an intention to challenge this decision. The ultimate outcome of such action is uncertain, including the extent to which it may result in more stringent responses by other policymakers; however, compliance with new legislation or regulations may require us to incur substantial costs or suspend or terminate our operations. In addition, various policymakers, including the states of California, Illinois, and New York, have adopted or are considering adopting requirements for in-scope companies to disclose certain climate-related information, including on GHG emissions and climate risks. The SEC also previously finalized rules to mandate extensive disclosure of climate-related data, risks, and GHG emissions for certain public companies. However, these rules are stayed pending litigation before the Eighth Circuit.
Additionally, President Trump has directed the U.S. to withdraw from various international agreements, including the Paris Agreement (which withdrawal became effective in January 2026) and the underlying United Nations Framework Convention on Climate Change (“UNFCCC”). It is possible that other climate-related reporting regulations applicable to many U.S. companies will continue to take effect.
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

Hydraulic Fracturing
We supply frac sand to exploration and production companies and oil field service companies that utilize hydraulic fracturing to complete new oil and natural gas wells. Hydraulic fracturing is an industry practice that is used to stimulate production of oil and natural gas from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities.
From time to time, policymakers have adopted regulations restricting or otherwise regulating hydraulic fracturing operations, including the disposal of produced water from the hydraulic fracturing process. The adoption of new laws or regulations at the federal or state levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand.
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
Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may result in a “take” of the habitat of endangered or threatened species and provides for substantial penalties in cases where listed species are being harmed. Harm under the ESA includes acts that actually kill or injure wildlife as well as significant habitat modification or degradation that significantly impairs essential behavioral patterns, including breeding, feeding or sheltering. Take prohibitions also protect migratory birds under the Migratory Bird Treaty Act (“MBTA”). In November 2025, the Trump Administration published proposed rules that would revise the procedures taken to list species and to develop associated protections, including regarding interagency cooperation. The ultimate fate or impact of such rules remains uncertain.
The dunes sagebrush lizard is one example of a species whose listing could impact the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where some of our customers operate. On May 20, 2024, the United States Fish and Wildlife Service (“USFWS”) listed the dunes sagebrush lizard as an endangered species. In turn the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and our customers could be required to comply with expensive conservation measures intended to protect the dunes sagebrush lizard and its habitat.

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
OSHA has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In April 2024, MSHA issued final rules regarding Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, which, among other updates, reduced the exposure limits, required immediate corrective actions if exposure limits are exceeded, required exposure sampling and no-cost medical surveillance, and updated respiratory protection requirements. While MSHA has indicated that it plans to reconsider certain aspects of the rules that are currently subject to litigation, the ultimate outcome and requirements are uncertain. Although we already engage in health and safety monitoring and provide protective equipment to workers, any more stringent requirements may result in additional costs or liabilities.
Environmental Reviews
Our operations may be subject to broad environmental review under the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval. While the White House Council on Environmental Quality (“CEQ”) has historically issued implementing regulations for NEPA, on January 8, 2026, the CEQ issued a final rule rescinding its NEPA implementing regulations. However, various federal governmental agencies have published updated NEPA regulations that apply to such agencies’ actions. Over the years, there have been various proposals to revise the scope of NEPA or limit associated reviews, including certain streamlining provisions in the “One Big Beautiful Bill Act” (“OBBBA”) adopted in 2025, and we cannot predict what impacts, if any, they will have on our operations.
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
In August 2014, we were accepted as a Tier 1 participant in Wisconsin’s voluntary Green Tier program, which encourages, recognizes and rewards companies for voluntarily exceeding environmental, health and safety legal requirements. Successful Tier 1 participants are required to demonstrate a strong record of environmental compliance, develop and implement an environmental management system meeting certain criteria, conduct and submit annual performance reviews to the Wisconsin Department of Natural Resources, promptly correct any findings of non-compliance discovered during these annual performance reviews, and make certain commitments regarding future environmental program improvements. Our most recent annual report required under the Tier 1 protocol was submitted to the Green Tier Program contact in April 2025.
Employees
As of December 31, 2025, we employed 318 people, of which 31 were employed under a collective bargaining agreement. The current collective bargaining agreements expire April 30, 2027. We offer competitive salaries and a comprehensive package of employee benefits, including bonuses, retirement savings plans, medical, dental, life and disability coverage. We consider our employee relations to be good.
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
Oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a high level of volatility in recent years. In addition, prices can be affected by a number of factors beyond our control, including weather conditions, seasonal trends, domestic and foreign supply of and demand for oil and natural gas, domestic, local and foreign governmental regulations, tariffs and taxes, including environmental and climate change regulation, among others.
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

A significant portion of our revenues have been generated with a limited number of customers, and the loss of, material nonpayment or nonperformance by or significant reduction in purchases by any of these customers could adversely affect our business, results of operations and financial condition.
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
We rely on our independent reserve engineers’ prepared estimates of our reserves based on engineering, economic and geological data assembled and analyzed by our personnel. However, frac sand reserve estimates are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of reserves and non-reserve frac sand deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable frac sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:
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
Changes or consolidation within the railroad industry could adversely affect our business, operations, and competitiveness.
The North American rail industry has experienced, and may continue to experience, significant consolidation. Any future mergers or acquisitions among Class I railroads could reduce the number of carriers available to us, limit competitive shipping options, and increase our transportation costs, result in reduced rail access, diminished service levels, or unfavorable changes to routing options.
A consolidation affecting these carriers could also materially impact our operations by restricting our ability to move unit trains out of key origin points. Loss of access or reduced service in these corridors would affect all three of our operating sites unless conditions were imposed in the merger approval process to preserve open access. Such constraints could impair our ability to efficiently ship product to customers, increase transportation costs, and negatively affect our competitiveness relative to mines or transload facilities served by the surviving railroad. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to make acquisitions on economically acceptable terms, our future growth could be limited.
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
If significant new reserves of frac sand are discovered and developed, and those frac sands have similar characteristics to the frac sand we produce, we may be unable to maintain sales with our existing customers, obtain new customers on favorable terms, or at all. Specifically, if frac sand is oversupplied, our customers may reduce their sales volumes, may not be willing to purchase sand from us, or may demand lower prices, and any one or combination of the preceding could have a material adverse effect on our business, results of operations and financial condition. For example, new supplies of regional frac sand from our competitors became available in 2018, primarily in the Permian Basin of West Texas. Since then, other regional frac sand mines have opened in or near additional basins where we sell sand. These new supplies have had a negative impact on our ability to sell our Northern White Sand in the Permian Basin or other markets in close proximity to these regional mines.
Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.
Our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. In addition, our employees could be subject to another pandemic similar to COVID-19 or another outbreak at one or more of our facilities. If any of these events were to occur, we could incur substantial losses because of operational downtime, personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our operations.
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
Natural gas and electricity costs represented approximately 5% of our total cost of goods sold for the year ended December 31, 2025. Natural gas is currently the primary fuel source used for drying in our frac sand production process. Electricity is also relied upon for our washing process. As a result, our profitability will be impacted by the price and availability of natural gas and electricity we purchase from third parties. Because we have not contracted for all of our natural gas usage on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas is unpredictable and can fluctuate significantly based on domestic, international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC, governmental regulations and sanctions, regional production patterns, security threats and environmental concerns. Electricity prices can also be volatile and may fluctuate due to regional generation capacity constraints, transmission congestion, grid reliability concerns, increasing demand, renewable integration challenges, and regulatory or market changes affecting electric utilities or regional transmission organizations. In addition, any operational issues or outages affecting the electric grid, including extreme weather events or insufficient regional power availability, could interrupt our access to electricity and disrupt our production processes.
In addition, potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. In order to manage the risk of volatile natural gas prices, we may hedge natural gas prices through the use of fixed price supply contracts or derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. We generally do not hedge electricity costs, and increased reliance on electric‑powered equipment or tightening emissions regulations affecting power generation could further expose us to increases in electricity prices. We further attempt to mitigate these risks by including in our sales contracts fuel surcharges based on natural gas prices exceeding certain benchmarks. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, results of operations and financial condition.

Increases in the price of diesel fuel may adversely affect our business, results of operations and financial condition.
Diesel fuel costs represented approximately 2% of our total cost of goods sold for the year ended December 31, 2025. Diesel fuel costs generally fluctuate with increasing and decreasing world crude oil prices and, accordingly, are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earth moving equipment, locomotives and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. Accordingly, increased diesel fuel costs could have an adverse effect on our business, results of operations and financial condition.
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
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at our mining and operating facilities. For our extraction and processing in Wisconsin and Illinois, we must obtain permits from various federal, tribal, state and local authorities. For example, at the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are impacted, a permit from the U.S. Army Corps of Engineers is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, protected species, archeological assessments and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. Certain permits or approvals may also require consultation with federal, state, tribal, or local authorities. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2025, 31 employees in our Illinois facility operated under a collective bargaining agreement. Our collective bargaining agreement expires on April 30, 2027. While we intend to renew the collective bargaining agreement, if we are unable to renegotiate acceptable terms with these employees in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.
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
Our business could be materially adversely affected by severe weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products, impact our operations by resulting in weather-related damage to our facilities and equipment and impact our customers’ ability to take delivery of our products at our plant or terminal sites. Any weather-related interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations to deliver minimum volumes or result in a loss of productivity and an increase in our operating costs. Severe weather conditions may also adversely affect our operations as a result of delays in rail shipments.
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
Geopolitical conflicts and instability; including terrorist attacks or armed conflicts, could harm our business.
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
The mining and processing activities at our facilities require significant amounts of water. Additionally, the development of oil and natural gas properties through fracture stimulation likewise requires significant water use. We have obtained water rights that we currently use to service the activities at our operating facilities, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we and our customers are entitled to use pursuant to water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights. For example, particularly during drought conditions, local governments may curtail water usage for industrial or mineral production purposes. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations. The availability of water may also change due to various environmental, demographic, or other pressures, including climate change. For more information, see our risk factor “Climate change could result in various risks for us and our customers.”
We and our third-party providers may be subject to cybersecurity risks, cyberattacks, and other interruptions or failures in our information technology systems.
We rely on sophisticated computer systems, hardware, softwate, networks and infrastructure to support our business, including process control technology (collectively “IT Systems”). Any of these IT Systems may be susceptible to outages due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. If our IT Systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.
We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as computer viruses, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code or misconfigurations, bug or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services, social engineering/phishing attacks, denial of service attacks and other information security threats.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence— that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, control or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, or third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our IT Systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could result in significant losses, loss of customers and business opportunities, reputational damage, litigation or proceedings (such as class actions), regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
The reliability and capacity of our IT Systems are critical to our operations. Any material disruption in our IT Systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, and results of operations.
The integration of artificial intelligence into our operations, while potentially beneficial, presents significant risks that could adversely affect our business, financial condition, and results of operations.
Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. The introduction of these technologies, particularly generative AI, into internal processes and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine-learning technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our stakeholders, our reputation and our business and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to drive internal efficiencies or create new or enhanced services that we are unable to compete against on cost, quality or other attributes.
If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage.
The commercial success of our SmartSystems wellsite proppant storage solutions depends on patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of this business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. As of December 31, 2025, we had several patents related to our SmartSystems, including patents related to our silo storage system and patents related to lifting and lowering our storage silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may develop or acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, or challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
As we focus on growing our business, our business may become increasingly subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. In addition, we may be subject to legal proceedings with our customers or suppliers, particularly as it relates to contract disputes. Regardless of the merit of particular claims, litigation may be expensive, time consuming, disruptive to our operations and distracting to management.
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

Macroeconomic conditions, including inflation, volatility in foreign exchange rates and interest rates, and a financial downturn could negatively affect our business, results of operations, financial condition and liquidity.
Uncertainty on future inflation trends and volatility in foreign exchange rates and interest rates, as well as actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial systems and markets and a severe economic contraction either regionally or worldwide could materially affect our business and financial condition. These events could impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our products and services, compressing the level of available funding under our FCB ABL Credit Facility, inhibiting our lenders from funding borrowings under our FCB ABL Credit Facility or resulting in our lenders reducing the borrowing base under our FCB ABL Credit Facility. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers.
Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We operate or are registered in locations throughout the U.S. and Canada and, as a result, we are subject to the tax laws and regulations of U.S. federal, state and local and Canadian governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, and international tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, to allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority over the process and various studies have been conducted by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. While President Trump has expressed a policy agenda supportive of our industry, at the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives or litigation to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.
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
Our sales into Canada and Mexico may become subject to retaliatory tariffs if the United States imposes tariffs on imports from Canada and Mexico into the United States. In recent years, the Company has expanded its sales to customers located in Canada and Mexico. If enacted, tariffs may significantly affect transactions with our customers and vendors located in Canada and Mexico. We expect that our customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. We depend on limited foreign vendors, but in the event of tariffs on goods entering the United States, we may face supply chain disruptions for certain purchases from suppliers in Canada and Mexico, which may lead to increased costs and delays, potentially affecting production timelines and profitability.
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
We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA, have changed and may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. Although the Trump Administration has indicated they plan to reconsider portions of MSHA’s 2024 rule and lower the standards for crystalline silica, the ultimate outcome of this rulemaking is uncertain. We may not be able to comply fully with the amended regulations that were adopted at the federal level, and any new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.
In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the sand industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of sand, may have the effect of discouraging our customers’ use of our sand. The actual or perceived health risks of mining, processing and handling sand could materially and adversely affect sand producers, including us, through reduced use of sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the frac sand industry.
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
In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed excavation or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public, or other third parties, or delay in the environmental review and permitting process, also could delay or impair our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract or the pace of extraction of mineral deposits), our cost structure, or our customers’ ability to use our sand. Such current or future regulations could have a material adverse effect on our business, and we may not be able to obtain or renew permits in the future.

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
In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, in August 2022, the U.S. Congress passed, and President Biden signed into law, the Inflation Reduction Act of 2022 which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities. While a March 2025 Congressional resolution disapproved the rule that the EPA adopted to implement the methane fee, the EPA is still required to collect such fees (though implementation has been postponed until reporting year 2034 under the OBBBA). The ultimate structure of such fee is currently uncertain, and it or similar financial measures may increase the operating costs of our customers and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the federal CAA. For example, the EPA has adopted regulations under existing provisions of the CAA that, among other things establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. The EPA’s regulation of GHG emissions is predicated on a finding that GHG emissions present a danger to human health. The current administration announced in February 2026 that it will repeal the so-called endangerment finding. Various organizations have indicated an intention to challenge this decision. The ultimate outcome of such actions is uncertain, including the extent it may result in more stringent responses by other policymakers.
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. While President Trump has withdrawn the United States from the Paris Agreement effective January 2026, in addition to intitiating the withdrawal from the UNFCCC, this may animate stronger actions by various other policymakers. Additionally, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement. It is not possible at this time to predict the precise timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels.
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
In addition, various policymakers, including the states of California, Illinois, and New York, have adopted or are considering adopting requirements for in-scope companies to disclose certain climate-related information, including on GHG emissions and climate risks. The SEC also previously finalized rules to mandate extensive disclosure of climate-related data, risks, GHG emissions, for certain public companies. However, these rules are stayed pending litigation before the Eighth Circuit. It is possible that other climate-related reporting regulations applicable to many U.S. companies will continue to take effect.
Additionally, climate change is expected to result in various physical risks to companies. For example, climate change is expected to increase the frequency and intensity of severe weather events and other natural disasters, as well as contribute to chronic changes (such as to meteorological and hydrological patterns) that may also result in various adverse impacts to our or our customers’ operations.
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
A negative shift in sentiment towards the oil and natural gas industry and increased attention to environmental, social and governance (“ESG”) and conservation matters may adversely impact our business.
An increase in attention to climate change, natural capital, human capital, and other ESG matters by various stakeholders, including consumer demand for alternative sources of energy, may result in increased costs, changes in demand for certain products or services, reputational harm, or other adverse impacts to our business. For example, various capital providers consider ESG matters (including ratings) in their investment and other decision-making, and there has been particular attention to capital provided to fossil fuel-related companies. Any decrease in the availability of capital to us or our customers may adversely impact our business. While we engage in certain voluntary initiatives (including disclosures) to improve our ESG profile and respond to stakeholder expectations, such initiatives entail costs and may not ultimately have the desired effect. For example, various initiatives rely on methodologies, standards, or data that are complex, still evolving, and subject to varying interpretations. Our approach to ESG matters also evolves over time, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Stakeholder expectations are not uniform, and are sometimes conflicting. Certain policymakers have also adopted, or are considering adopting, requirements for companies to take certain actions or disclose certain information on ESG matters, particularly related to climate change. For more information, see our risk factor “Climate change legislation and regulatory initiatives could result in increased compliance costs for us and our customers.” However, as with other stakeholders, policymakers’ requirements are divergent and may be interpreted or applied unevenly, which may increase the cost and complexity of compliance, as well as any associated risks. Any failure to successfully navigate these stakeholder and policymaker expectations may result in various harms to our business, including through litigation or enforcement, operational impacts, damage to our reputation (including with our stakeholders or through various ratings), or otherwise. Our customers and various other stakeholders are subject to similar expectations, which may result in additional or augmented risks.

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
•quarterly variations in the rate of growth of our financial indicators, such as revenues, net income, net income per share, EBITDA, Adjusted EBITDA, contribution margin, and free cash flow;
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
As of December 31, 2025, our Chief Executive Officer beneficially owns approximately 18.2% of our outstanding common stock. Consequently, our Chief Executive Officer is considered a (“Principal Stockholder”) and will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Additionally, we are party to a stockholders’ agreement pursuant to which, so long as the Principal Stockholder maintains certain beneficial ownership levels of our common stock, the Principal Stockholder will have certain rights, including board of directors and committee designation rights and consent rights, including the right to consent to change in control transactions. For additional information, please read “Certain Relationships and Related Party Transactions—Stockholders Agreement” in the prospectus included in our Registration Statement on Form S-1 (Registration No. 333-215554), initially filed with the SEC on January 13, 2017. This concentration of ownership and the rights of Principal Stockholders under the stockholders agreement, will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
As of December 31, 2025, there were 27,677,660 publicly traded shares of common stock held by our public common stockholders. Although our common stock is listed on the NASDAQ, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common stock and limit the number of investors who are able to buy the common stock.
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
Although we paid dividends in 2024 and 2025 and repurchased shares of our common stock in 2025, the timing, declaration, amount and payment of future dividends to stockholders or share repurchases will fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends or share repurchases will depend on many factors, such as our financial condition, earnings, capital requirements, restrictions in the FCB ABL Credit Facility, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. Our ability to pay dividends and repurchase shares under our share repurchase program will depend on our ongoing ability to generate cash from operations and access capital markets. We cannot guarantee that we will pay any dividends or make any repurchases of our common stock in the future.
Future sales of our common stock in the public market could reduce our stock price, and the sale or issuance of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2025, we have outstanding 43,524,176 shares of common stock. Our Chief Executive Officer beneficially owns 7,916,663 shares of our common stock, or approximately 18.2% of our total outstanding shares.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. — CYBERSECURITY
We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, and intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our information technology (“IT”) personnel, together with third party firms, work to identify, assess, and manage cybersecurity risks using various cybersecurity standards as a guide, including the National Institute of Standards and Technology (NIST) Cyber Security Framework, NIST 800-53, NIST 800-82, and International Electrotechnical Commission 62443. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our executive management team and board of directors are periodically updated by IT personnel regarding the status of, and adjustments to, our cybersecurity program. IT personnel are principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
To protect our technology systems from cybersecurity threats, we conduct security risk assessments and use various security tools designed to help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring, and detection tools designed to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. We use external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes. We have a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
Our Incident Response Plan defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. In the event there is a cyber security incident, the designated IT personnel and the Incident Response Team are expected to assess the cybersecurity incident’s impact as the basis for assigning a preliminary severity level. Designated IT personnel are also responsible for communicating incidents to other members of management as they deem appropriate.
Our board of directors considers cybersecurity risk as part of its risk oversight function, including oversight of management’s implementation of our cybersecurity risk management program. Aside from more immediate reporting of cybersecurity incidents it considers to be significant or potentially significant to our board of directors as described above, our IT personnel regularly provide our board of directors an update on our cybersecurity risk management program during each of its quarterly meetings, including regarding the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks.
Our IT department is primarily responsible for assessing and managing material risks from cybersecurity threats. The IT department has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity and IT personnel and our external cybersecurity consultants. Our CFO leads the IT department and together with IT management they have more than 30 years of combined experience in the IT profession. Our IT personnel take steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

We have not identified risks from known cybersecurity threats, including as a result of any unauthorized access to customer, vendor, supplier, joint venture, employee or our data occurred as a result of cybersecurity incidents against us that have materially affected us, including our operations, business strategy, results of operations, or consolidated financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under "Risk Factors—Risks Inherent in Our Business—We and our third-party providers may be subject to cybersecurity risks, cyberattacks, and other interruptions or failures in our information technology systems.”
ITEM 2. — PROPERTIES
Overview of our Properties and Logistics
As of December 31, 2025, we owned and operated three frac sand mines and related processing facilities in Oakdale, Wisconsin; Ottawa, Illinois; and Blair, Wisconsin. Also, in addition to the onsite transloading capabilities at our Oakdale and Blair mines, we own nearby transloading facilities in Byron, Wisconsin and Peru, Illinois. We also operate in-basin transloading facilities under long-term lease agreements in Van Hook, North Dakota, Waynesburg, Pennsylvania, and El Reno, Oklahoma. In December 2023, we acquired the rights to operate a unit train capable transloading terminal in Minerva, Ohio. In January 2024, we acquired the rights to operate a unit train capable transloading terminal in Dennison, Ohio. Both Ohio terminals became operational in 2024.
In addition to these currently operating facilities, we also own an idled mine and processing facility in New Auburn, Wisconsin, which contains a higher concentration of coarser sand deposits. We do not consider this site to be a mining property as we have no immediate plans to resume processing frac sand operations at this facility.
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

smartsand®
Van Hook, ND
New Auburn, WI
Hixton, WI
Blair, WI
Oakdale /Byron, WI
Ottawa / Peru, IL
El Reno, OK
Dennison, OH
Minerva, OH
Waynesburg, PA
Corporate Headquarters Yardley, PA
Key
= Mine sites
= Rail terminal/transload sites
= Offices
= Manufacturing Facility
= Non-operating sites
= Class I Rail lines

Summary Overview of Mining Operations
Information concerning our material mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Annual Report on Form 10-K, the terms “mineral resource”, “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. As of December 31, 2025, our individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, were the Oakdale, Wisconsin mine and processing facility (“Oakdale”), Ottawa, Illinois mine and processing facility (“Ottawa”), and the Blair, Wisconsin mine and processing facility (“Blair”).
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
Our premium sand is used as proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation. As of December 31, 2025, we had three operating mines and related processing facilities.

Oakdale, Wisconsin

We operate a surface mine and silica sand processing plant near Oakdale, Wisconsin. The Oakdale mine includes a total of 1,256 acres that are owned outright by us. This ownership includes subsurface mineral and water rights. We are not a lessor to any portion of this property. Royalties are paid in the amount of $0.50 per ton of 70-mesh and coarser substrate.
Our Oakdale facility is a surface mining operation involving heavy equipment and the hydraulic transfer of material to the processing plant. The processing plant uses natural gas, propane, and electricity to produce various grades of high-quality Northern White Sand.
The Oakdale facility operations are predominantly regulated by Monroe County, Wisconsin through the non-metallic mining and reclamation permit. Air emissions are regulated by the Wisconsin Department of Natural Resources, Bureau of Air Management. All required permits have been secured, and the associated conditions are consistent with those customarily imposed for permits of this nature, including maximum emissions thresholds, bonding requirements, and similar obligations.
Ottawa, Illinois

We operate a surface mine and a silica sand processing plant near Ottawa, Illinois. The Ottawa mine includes a total of 819 acres that are owned outright by us. This ownership includes subsurface mineral and water rights. We are not a lessor to any portion of this property. There are no royalties associated with this property.
Our Ottawa facility is a surface mining operation involving heavy equipment and the hydraulic transfer of material to the processing plant. The processing plant uses natural gas, propane, and electricity to produce various grades of high-quality Northern White Sand.
The Ottawa facility is regulated by the Illinois Department of Natural Resources, which requires a Surface Mining Permit and Reclamation Plan. The mine reclamation plan is submitted to both the LaSalle County, Illinois and Village of Utica, Illinois Boards. Air emissions are regulated by the Illinois Environmental Protection Agency. All required permits have been secured, and the associated conditions are consistent with those customarily imposed for permits of this nature, including maximum emissions thresholds, bonding requirements, and similar obligations.
Blair, Wisconsin

We began operating the Blair mine in the second quarter of 2023. The Blair mine includes a total of 1,285 acres that are owned outright by us. This ownership includes subsurface mineral and water rights. The site has no leased property. Royalties are paid on certain grades of silica sand in the estimated amount of $1.70/ton with certain minimum annual payments.
Our Blair facility uses a surface mining technique to produce high-quality Northern White Sand. The processing plant uses natural gas, propane, and electricity to make various grades of high-quality Northern White Sand.
The Blair facility has several active permits including air quality, construction, operations, groundwater extraction, and non-metallic mining and reclamation, which are administered by the Wisconsin Department of Natural Resources. Land use agreements are active for the Cities of Springfield and Preston regarding the hours of operations, blasting, groundwater assurance, noise and traffic. Conditional use permits are active for both Jackson County, Wisconsin and the City of Blair, Wisconsin for the mining and processing of material at the site Blair site. All required permits have been secured, and the associated conditions are consistent with those customarily imposed for permits of this nature, including maximum emissions thresholds, bonding requirements, and similar obligations.

Summary of Annual Production
The table below shows annual dry tons produced at our mining properties for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
	(millions of tons)
Silica Sand
Oakdale mine	5.0	4.9	4.6
Ottawa mine	0.7	0.6	0.9
Blair mine	1.6	1.7	0.6
	7.3	7.2	6.1

Summary of Mineral Reserves and Resources
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota, Illinois and Missouri. All of our sand mines are located in this geographic area. The following table summarizes our mineral reserves as of December 31, 2025:

	Total Saleable Reserves	Proven Reserves	Probable Reserves
	(millions of tons)
Silica Sand
Oakdale mine (1)	228	125	103
Ottawa mine (2)	125	94	31
Blair mine (3)	109	109	0
Total Reserves	462	328	134
(1)Economic evaluation for Oakdale is based on $23.08/ton average minegate pricing as of December 31, 2025, with no escalation.
(2)Economic evaluation for Ottawa is based on $24.71/ton average minegate pricing as of December 31, 2025, with no escalation.
(3)Economic evaluation for Blair is based on $24.96/ton average minegate pricing, as of December 31, 2025, with no escalation.

We have no inferred resources.

Material Mine Site Descriptions
Oakdale, Wisconsin
The Oakdale site is a surface proppant sand mining and processing operation located approximately 1 mile southwest of the town of Oakdale, Wisconsin in Monroe County, Wisconsin. Geographically, the Oakdale site is located at approximately 43° 57’06.1” N latitude and 90° 24’13.0” W longitude.

JACKSON
MONROE
JUNEAU
VERNON
N
JTB
Wisconsin
Figure Area
LEGEND
APPROXIMATE FRAC SAND DEPOSITS
Valley Junction
Tomah
Oakdale
Camp Douglas
New Lisbon
Wilton
Elroy
Rail Loadout
Oakdale Mine
UP
CP
94
12
173
21
90
131
71
80
82
33
SCALE (Miles)
0 1 2 3 4
RAILROAD INDEX
Abbreviation
Name
CP
Canadian Pacific Railway
UP
Union Pacific Railroad
Legend
Major Railroads
Major Roads

FIGURE 1.1
GENERAL LOCATION MAP
Showing
OAKDALE MINE
Monroe County, Wisconsin

Prepared For
SMART SAND, INC.

John T. Boyd Company
February 2026
Scale 1" = 4 Miles

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
We acquired the land and developed the site as a purpose-built silica mine to serve frac sand customers. Since acquiring the facility, we renovated and upgraded its processing capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These techniques allow the Oakdale site to meet a variety of focused specifications on product composition from customers. The Oakdale site services primarily oil and gas markets with the ability to service additional markets such as glass, building products, foundry, fillers and extenders and chemicals. We believe that the Oakdale facility and its operating equipment are maintained in good working condition. The total net book value of the Oakdale facility’s real property and tangible assets as of December 31, 2025 was $95.8 million.
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
To operate active mining operations on the property, the Monroe County, Wisconsin non-metallic reclamation permit requires annual reports to be submitted with information on the reclamation status and to pay annual fees based on disturbed acres. A significant portion of the probable reserves underly current wetland areas. These areas will require mitigation as designated wetlands prior to mining. These reserves are not in our current five-year plan. Air emissions are regulated by the Wisconsin Department of Natural Resources, Bureau of Air Management. We monitor air emissions and have all required permits. The operation also has developed an Environmental Management System and Quality Management System. We have successfully completed the annual outside surveillance audit of our Environmental Management System to the ISO 14001:2015. The Oakdale site has secured necessary permits, which have conditions commonly associated with such permits; the site has experienced no violations or fines that would be viewed as a significant encumbrance.
A summary of Oakdale’s mineral resources and reserves as of December 31, 2025 and 2024 is shown below.

	Year Ended December 31,		Change
	2025	2024	Volumes	Percentage
	(millions of tons)
Proven	125	133	-8	(6)%
Probable	103	105	-2	(2)%
Saleable	228	238	-10	(4)%
When estimating mineral reserves, silica product pricing was assumed at $23.08/ton. Only one commodity (silica sand) is mined, processed and sold at the Oakdale site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Oakdale site. The decrease in reserves from 2024 to 2025 is primarily attributable to excavation and mining activity in 2025 and revision due to updated surface topography and refinement of reserve boundaries from our previous report. For more information on our resources and reserves, please refer to Exhibit 10.11, the Technical Report Summary for our Oakdale site.

Key assumptions and parameters relating to the mineral reserves at the Oakdale site are discussed in Sections 11.0 and 12.0, respectively, of the Oakdale TRS. Only material that can be economically, safely, and legally extracted is contained in these reserve estimates.

Ottawa, Illinois
The Ottawa site is a surface proppant sand mining and processing operation located approximately three miles east of the town of Ottawa, Illinois in LaSalle County, Illinois. Geographically, the Ottawa site is located at approximately 41° 20’48.6” N latitude and 88° 57’18.9” W longitude.

Legend
BNSF Major Railroads
80 Major Roads
Major Waterways
FIGURE AREA
STATE OF ILLINOIS
Ottawa Mine
Rail Loadout
Earlville
Ottawa
Marseilles
Utica
Peru
Oglesby
Stoneyville
Lostant
Streator
To BNSF
BNSF
CSXT/IAIS
IAIS
IR
INDIAN CREEK
FOX RIVER
ILLINOIS RIVER
VERMILION RIVER
34
52
71
23
80
6
251
89
178
39
18
17
La Salle County
Putnam County
Marshall Co.
LaSalle Co.
Livingston Co.
N
RAILROAD INDEX
Abbreviation Name
BNSF Burlington Northern Santa Fe Railway Company
CSXT CSX Corporation
IAIS Iowa Interstate Railroad System
IR Illinois Railway, LLC
SCALE (Miles)
0 1 2 3 4 8

FIGURE 1.1

GENERAL LOCATION MAP

Showing

OTTAWA MINE

LaSalle County, Illinois

Prepared For

SMART SAND, INC.

John T. Boyd Company

February 2026

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
Ottawa production capabilities include ability to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These production techniques allow the Ottawa site to meet a variety of focused specifications on product composition from customers. As such, the Ottawa site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. We believe that the Ottawa facility and its operating equipment are maintained in good working condition. The total net book value of the Ottawa facility and related transload real property and tangible assets as of December 31, 2025 was $38.9 million.
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
To operate active mining operations on the property, the Illinois Department of Natural Resources requires a Surface Mining Permit. The Surface Mining Permit application requires the operator to submit an annual operating plan that illustrates how the land will be affected by mining operations as well as a reclamation plant that describes how the mined land will be restored for future use. The mine reclamation plan is submitted to the LaSalle County and Village of Utica Boards. The Ottawa operation has obtained the necessary permits. Air emissions are regulated by the Illinois Environmental Protection Agency. We have been issued a Title V permit for air emissions. We monitor air emissions and have secured required permits, which have conditions commonly associated with such permits; the site has experienced no violations or fines that would be viewed as a significant encumbrance.
A summary of Ottawa’s mineral resources and reserves as of December 31, 2025 and 2024 is shown below.

	Year Ended December 31,		Change
	2025	2024	Volumes	Percentage
	(millions of tons)
Proven	94	94	0	—%
Probable	31	32	-1	(3)%
Saleable	125	126	-1	(1)%
When estimating mineral reserves, silica product pricing was assumed at $24.71/ton. Only one commodity (silica sand) is mined, processed and sold at the Ottawa site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Ottawa site. The decrease in reserves from 2024 to 2025 is primarily attributable to excavation and mining activity in 2025 and revision due to updated surface topography and refinement of reserve boundaries from our previous report. For more information on our resources and reserves, please refer to Exhibit 10.12, the Technical Report Summary for our Ottawa mine.

Key assumptions and parameters relating to the mineral reserves at the Ottawa site are discussed in Sections 11.0 and 12.0, respectively, of the Ottawa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Blair, Wisconsin
The Blair site is a surface proppant sand mining and processing operation located approximately 3 miles southwest of the town of Taylor, Wisconsin in Trempealeau and Jackson Counties, Wisconsin. Geographically, the Blair site is located at approximately 44° 17’44.0” N latitude and 91° 10’05.5” W longitude.

Wisconsin
Figure Area
LEGEND
APPROXIMATE FRAC SAND DEPOSITS
RAILROAD INDEX
Abbreviation
Name
CN
Canadian National Railway Company
UP
Union Pacific Railroad
UP
12
53
Northfield
121
94
121
Pigeon Fork
Hixton
121
Whitehall
95
CN
94
TREMPEALEAU
JACKSON
Taylor
Blair
Blair Mine
95
N
JTB
54
53
Ettrick
35
Melrose
RIVER
MONROE
Galesville
54
BLACK
71
54
LA CROSSE
53
SCALE (Miles)
0 1 2 3 4
Legend
CN
Major Railroads
94
Major Roads
Holmen

FIGURE 1.1

GENERAL LOCATION MAP

Showing

BLAIR MINE

Jackson and Trempealeau Counties, Wisconsin

Prepared For

SMART SAND, INC.

JTB John T. Boyd Company

February 2026

Scale 1" = 4 Miles

The Blair site includes approximately 1,285 acres that we own outright. The mine site was initially developed in 2016 by Hi-Crush Inc., (“HCR”) and shut down in 2020 due to the COVID-19 pandemic. On March 4, 2022, we acquired the Blair facility. We began operations at the Blair facility in the second quarter of 2023. The Blair facility has approximately 2.9 million tons of total annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We pay royalties of approximately $1.70 per ton with certain annual minimum payments.
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
Blair production capabilities include ability to produce multiple products through various processing methods, including washing, hydraulic sizing and screening. These production techniques allow the Blair site to meet a variety of focused specifications on product composition from customers. The Blair site services primarily oil and gas markets with the ability to service additional markets such as glass, building products, foundry, fillers and extenders and chemicals. We believe that the Blair facility and its operations have been maintained in good condition. The total net book value of the Blair facility real property and tangible assets as of December 31, 2025 was $20.6 million.
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
To operate active mining operations on the property, a non-metallic mining industrial permit is in place and administered by the Wisconsin Department of Natural Resources in both Jackson and Trempealeau counties. There are also permits for air quality, construction, ground water extraction administered by the Wisconsin Department of Natural Resources. A land use agreement is active for the cities of Springfield and Preston regarding operating hours. A conditional use permit is active for both Jackson County and the City of Blair for the mining and processing of material at the Blair site. A reclamation plan for restoring the site to an agreed upon state is in place with Jackson County and the City of Blair. The Blair site has secured necessary permits, which have conditions commonly associated with such permits; the site has experienced no violations or fines that would be viewed as a significant encumbrance.
A summary of Blair’s mineral resources and reserves as of December 31, 2025 and 2024 is shown below.

	Year Ended December 31,		Change
	2025	2024	Volumes	Percentage
	(millions of tons)
Proven	109	112	-3	(3)%
Probable	0	0	0	Not Meaningful
Saleable	109	112	-3	(3)%
When estimating mineral reserves, silica product pricing was assumed at $24.96/ton. Only one commodity (silica sand) is mined, processed and sold at the Blair site. Production of silica sand is driven by market demand, and production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios (the ratio of waste to sand excavated), or cut-off grades is not generally considered in the estimation of silica sand resources for the Blair site. The decrease in reserves from 2024 to 2025 is primarily attributable to excavation and mining activity in 2025 and revision due to updated surface topography and refinement of reserve boundaries from our previous report. For more information on our resources and reserves, please refer to Exhibit 10.13, the Technical Report Summary for our Blair site.
Key assumptions and parameters relating to the mineral reserves at the Blair site are discussed in Sections 11.0 and 12.0, respectively, of the Blair TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates.

Internal Controls Disclosure
The current year reported reserves have taken the previously reported amounts and subtracted excavation and mining activity to deduce the 2025 reserves and revised to update for changes in surface topography and reserve boundaries. Economic considerations and mining operation discussion have been updated to reflect current results and forward-looking budgets.
Modelling and analysis of our reserves has been developed by our personnel, reviewed by several levels of internal management and, in the case of the three material properties, reviewed by John T. Boyd as the qualified person. John T. Boyd is an independent geological consultant that is not affiliated with Smart Sand or any other entity with an ownership, royalty, or other interest in the property subject of the TRS reports. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.
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

ITEM 3. — LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 16 - Commitments and Contingencies - Litigation of the notes to the consolidated financial statements in this Form 10-K for the year ended December 31, 2025.

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
We are also subject to regulations by the U.S. Occupational Safety and Health Administration (“OSHA”) which has promulgated rules for workplace exposure to respirable silica for several other industries. Respirable silica is a known health hazard for workers exposed over long periods. In 2023, MSHA proposed similar rules, which would, among other updates, reduce the exposure limits, require immediate corrective actions if exposure limits are exceeded, require exposure sampling and no-cost medical surveillance, and update respiratory protection requirements. Airborne respirable silica is associated with work areas at our site and is monitored closely through routine testing and MSHA inspection. We do not expect to need to make any significant changes in operations or infrastructure to comply with the new rules. We also adhere to NISA’s respiratory protection program, and ensure that workers are provided with fitted respirators and ongoing radiological monitoring.
Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations.  The dollar penalties assessed for citations issued have also increased in recent years.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Report.

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
Holders of Record
On February 19, 2026, there were 43,538,189 shares of our common stock outstanding, which were held by 32 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
Our ability to pay dividends is governed by (i) the provisions of Delaware corporate law, (ii) our Certificate of Incorporation and Bylaws, and (iii) our FCB ABL Credit Facility. Our board of directors declared a special dividend of $0.10 per share of common stock on July 23, 2025, which was paid on August 14, 2025 to stockholders of record at the close of business on August 4, 2025. Our board of directors declared an additional special dividend of $0.05 per share of common stock on November 18, 2025, which was paid on December 16, 2025 to stockholders of record at the close of business on December 2, 2025. We can give no assurance that we will pay any cash dividends on our common stock in the future. The future payment of cash dividends on our common stock, if any, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, restrictions under our FCB ABL Credit Facility and other relevant factors.
Smart Sand, Inc. Comparative Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Russell 3000 Index and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry for the last five years.

The graph assumes $100 was invested on December 31, 2020, in our common stock, the Russell 3000, and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index. The cumulative total return assumes the reinvestment of all dividends.
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
Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2025, no shares were sold by the Company without registration under the Securities Act of 1933.

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

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
October 2025	—	$—	—	$7,904,773
November 2025	—	$—	—	$7,904,773
December 2025	—	$—	—	$7,904,773
	—	$—	—
On February 23, 2026, our board of directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of its outstanding shares of common stock. The plan will take effect on April 4, 2026 after completion of our current share repurchase plan and will continue through April 3, 2028. The timing, manner, price, and amount of any repurchases under the share repurchase program will be determined at our discretion. Purchases may be effected through open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or other means. The Repurchase Program does not obligate us to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time at our discretion.

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
We use contribution margin, EBITDA, Adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, Adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K. We define various terms to simplify the presentation of information in this Report. All share amounts are presented in thousands.

Factors Affecting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Expansion of Operations. As discussed in the section entitled “Recent Developments” in this Item 7 of this Annual Report on Form 10-K, in recent years we have added the Blair facility and several new terminals, along with expanding our operations into industrial products. This growth and expansion reduces comparability of periods due to increased revenue, cost of goods sold, operating costs, and capital investments.
•Market Trends. Supply and demand fundamentals have been stable during the last several years and frac sand prices have recovered from previous historic lows. There have been modest pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other commodities in the oilfield services sector.

Overview
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystemsTM wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and diversified industrial and commercial customers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepotTM portable wellsite storage silos, SmartPath® wellsite proppant management system, and SmartBeltTM conveyor; (iv) access to all Class I rail lines; and (v) the industry experience of our senior management team make us as a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility is approximately 5.5 million tons of sand. The Oakdale facility contains an onsite, unit train capable rail terminal with onsite

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

access to the Class 1 Canadian Pacific Railway and nearby access to the Class I Union Pacific Railroad through our Byron, Wisconsin transload facility.
In September 2020, we acquired from Eagle all of the issued and outstanding equity interests in Eagle Oil and Gas Proppants Holdings, LLC. This acquisition included our Ottawa, Illinois processing facility, which has approximately 1.6 million tons of annual sand processing capacity. We commenced operations at the Ottawa facility in October, 2020.
In March 2022, we acquired all of the issued and outstanding equity interests in Hi-Crush Blair, LLC, which included our Blair, Wisconsin processing facility. This facility has approximately 2.9 million tons of total annual sand processing capacity and contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway. We commenced operations at the Blair facility in the second quarter of 2023.
We directly control five in-basin transloading facilities and have access to third party transloading terminals in all operating basins. These terminals allow us to offer more efficient and sustainable delivery options to our customers. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We operate this terminal under a long-term agreement with Canadian Pacific Railway. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024 we acquired the rights to operate a terminal in Dennison, Ohio. These two Ohio terminals became operational in 2024. In 2025, we expanded the Dennison, Ohio terminal. We also have rights to use a rail terminal located in El Reno, Oklahoma. Additionally, we have long-standing relationships with third party terminal operators that allow us access to substantially all oil and natural gas exploration production basins of North America.
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
We have expanded our IPS product line in 2023 by completing the installation of blending and cooling equipment at our Ottawa, Illinois facility, which we believe provides new opportunities to increase our customer base in the IPS business. We expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreational uses.

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

Assets and Operations
Oakdale, Wisconsin
Our sand reserves in Oakdale include a mix of coarse and fine sand with a majority of the reserves being the finer grades. With demand currently in the frac sand market being primarily for finer mesh sands, we believe our reserve mix provides us relatively higher mining yields and lower processing costs than frac sand mines with predominantly coarse sand reserves. We have approximately 228 million tons of proven and probably recoverable reserves with an estimated life of mine of approximately 71 years, based on expected sales volumes.
Our Oakdale facility is purpose-built to exploit the reserve profile in place and produce high-quality frac sand. Unlike some of our competitors, our primary processing and rail loading facilities are located in close proximity to the mine site, which limits the need for us to truck sand on public roads between the mine and the production facility, between wet and dry processing facilities, or from the processing facility to rail loading facilities. Our on-site transportation assets include approximately nine miles of rail track in a triple-loop configuration and four railcar loading facilities that are connected to the Class I Canadian Pacific Railway. This enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Additionally, we have our unit train capable transload facility approximately three miles from the Oakdale facility in Byron Township, Wisconsin, which provides us with the ability to ship sand to our customers on the Class I Union Pacific rail network. We believe that we are the only sand facility in Wisconsin that has dual served rail capabilities, which should create competition among our rail carriers and allow us to provide more competitive logistics options for our customers.
Ottawa & Peru, Illinois
Our Ottawa facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and in close proximity to our Peru transload facility located on the BNSF railway. We have approximately 125 million tons of proven and probable reserves, and an estimated life of mine of approximately 149 years, based on expected sales volumes. Our owned Peru transload facility provides direct access to the BNSF rail line and has significant logistics assets to support our Ottawa operations. This facility is capable of handling multiple unit trains simultaneously and provides access to operating basins in the western United States. Additionally, the CSX rail line, as well as diversified industrial and commercial customers in the greater Chicago area and other Midwestern metropolitan markets are within short trucking distances.
Blair, Wisconsin
Our Blair facility also has a large high-quality reserve base of primarily fine-mesh sand that is contiguous to the production facility and significant logistics assets located on the Canadian National Railway. We have approximately 109 million tons of proven and probable reserves and an estimated life of mine of approximately 67 years, based on expected sales volumes. Our Blair facility provides us with significant logistics assets that further increases our logistics advantage, including access to the Canadian National Railway, a Class I rail line. In the second quarter of 2023, we commenced operations at the Blair facility.
Logistics
From our three operating facilities of Oakdale, Ottawa and Blair, we have direct access to four Class I rail lines and all Class I rail lines within the United States and Canada. We believe this allows us to deliver frac sand to all operating basins in North America on a sustainable, efficient and cost-effective basis. We expect to continue to capitalize the logistics networks of our three operating facilities to maximize our product shipments, increase our railcar utilization and lower our transportation costs.

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
In the fourth quarter of 2021, we expanded our product line to begin offering sand through IPS. In 2023, we completed the installation of blending and cooling assets at our Ottawa, Illinois facility that we believe will provide new opportunities to increase our customer base in the IPS business. We expect to continue to expand and diversify to serve the major industrial

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreational uses.
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

Overall Trends and Outlook
Demand Trends
Demand for frac sand declined moderately during 2025. According to Spears, North America proppant demand decreased by approximately 2% compared to 2024. Despite lower drilling and completion activity during the year, overall frac sand demand remained relatively stable, supported by longer lateral well lengths and increased sand volume per linear foot of lateral well. Frac sand demand is expected to increase moderately in 2026. In addition, demand may continue to grow over the next five years, driven by expected increases in natural gas demand to support expanded LNG export capacity and potential incremental power demand from data centers.
Supply Trends
Supplies of high-quality Northern White frac sand are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota, Illinois and Missouri. We believe the ability to obtain large contiguous reserves in these areas is a key constraint and can be an important supply consideration when assessing the economic viability of a potential frac sand processing facility. Further constraining the supply and throughput of Northern White frac sand is that not all of the large reserve mines have on-site excavation, processing or logistics capabilities, which impact the long-term competitiveness of these mines due to lower efficiency and higher cost structures. Historically, much of the capital investment in Northern White frac sand mines was used for the development of coarser deposits in western Wisconsin, which is inconsistent with the increasing demand for finer mesh frac sand in recent years. As such, we’ve seen competitors in the Northern White frac sand market reduce their capacity by shuttering or idling operations due to the shift to finer sands in hydraulic fracturing of oil and natural gas wells and due to lower cost regional sand sources that has eroded the ongoing economic viability of mines with coarser reserve deposits and inefficient mining and logistics facilities.
Management’s Outlook
In 2021, we started several strategic initiatives to take advantage of the market downturn to set ourselves up for success in future years. These initiatives primarily consisted of growing our asset base and product offerings. We have increased the size of our terminal network by opening our Waynesburg, Pennsylvania transloading terminal in 2022, expanding it in 2023, commencing operations at two transloading terminals at Minerva, Ohio and Dennison, Ohio in 2024 and expanding the Dennison terminal in 2025. With these three terminals in the Appalachian Basin, we believe we are one of the premier providers of low-cost high-quality Northern White Sand into this key market. We also increased our production capacity with our acquisition of the Blair, Wisconsin mine and processing facility in 2022. This facility, which has approximately 2.9 million tons of total annual sand processing capacity, contains an onsite, unit train capable rail terminal with access to the Class 1 Canadian National Railway and became operational in the second quarter of 2023. With this acquisition, we now have direct access to four Class I rail lines and the ability to access all Class 1 rail lines within the United States and Canada.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

In the fourth quarter of 2021, we expanded our product line to begin offering IPS. Since then, we have worked to expand and diversify our customer base to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreation. Our IPS business has continued to grow after we completed the installation of blending and cooling assets in 2023 and we believe will continue to expand this business in 2026 and beyond.

We expect the demand for frac sand in 2026 to continue to moderately increase. We believe higher demand driven by increased laterals and higher amounts of sand per well completed should lead to sand prices remaining relatively stable in 2026.

In recent years, exploration and production companies have been more disciplined in their drilling activity which has led to less volatility in supply and demand of oil and natural gas which has stabilized oil and natural gas prices at levels sufficient to support consistent drilling and completion activity. Demand for both frac sand and our SmartSystems is influenced by the number of oil and natural gas wells being drilled and completed, as well as the types of wells that are completed and the volume of sand being used in each well. We expect the Bakken, Marcellus and Utica shale formations as well as the Montney and Duvernay shale basins in Canada to continue to be key markets for us and we look to expand our market share in these key areas through our current strategic initiatives.
Additionally, growth in AI-driven data centers is expected to indirectly support increased demand for frac sand by driving incremental natural gas consumption and, in turn, increased levels of natural gas drilling and completion activity. As natural gas needs increase to meet rising power demand, producers may increase development in key shale basins, leading to higher well completions and greater use of frac sand.
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

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Year Ended December 31, 2025 compared to the Year Ended December 31, 2024:

	Year Ended December 31,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand revenue	$325,762	$303,590	$22,172	7%
SmartSystems revenue	4,391	7,782	(3,391)	(44)%
Total revenue	330,153	311,372	18,781	6%
Cost of goods sold:
Sand cost of goods sold	287,811	258,812	28,999	11%
SmartSystems cost of goods sold	4,454	7,737	(3,283)	(42)%
Total cost of goods sold	292,265	266,549	25,716	10%
Gross profit	37,888	44,823	(6,935)	(15)%
Operating expenses:
Selling, general and administrative	40,524	38,161	2,363	6%
Depreciation and amortization	2,390	2,596	(206)	(8)%
(Gain) loss on disposal of fixed assets, net	(566)	1,062	(1,628)	(153)%
Total operating expenses	42,348	41,819	529	1%
Operating income (loss)	(4,460)	3,004	(7,464)	(248)%
Other (expenses) income:
Interest expense, net	(1,469)	(1,769)	300	(17)%
Loss on extinguishment of debt	—	(1,341)	1,341	(100)%
Other income	343	358	(15)	(4)%
Total other (expenses), net	(1,126)	(2,752)	1,626	59%
(Loss) income before income tax benefit (expense)	(5,586)	252	(5,838)	(2317)%
Income tax (benefit) expense	(6,931)	(2,740)	(4,191)	153%
Net income	$1,345	$2,992	$(1,647)	(55)%
Revenue
Total revenue was $330.2 million for the year ended December 31, 2025 compared to $311.4 million for the year ended December 31, 2024.
Sand revenue for the year ended December 31, 2025 increased by 7% to $325.8 million generated from 5.4 million tons of sand sold, as compared to sand revenue for the year ended December 31, 2024 of $303.6 million generated from 5.3 million tons of sand. The increase in sand revenue was primarily due to a 3% increase in sand volumes and slightly increased sand pricing from 2024 to 2025. Sand revenue for the years ended December 31, 2025 and 2024 also included $4.4 million and $4.8 million, respectively, related to contractual charges for tons sold in excess of certain contractual thresholds.
SmartSystems revenue was $4.4 million for the year ended December 31, 2025, a decline from $7.8 million for the year ended December 31, 2024. The decline was due to lower overall utilization of our SmartSystems fleet in 2025.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Cost of Goods Sold
Sand cost of goods sold was $287.8 million and $258.8 million, for the years ended December 31, 2025 and December 31, 2024, respectively. The increase was primarily due to higher volumes sold and the related increase in production costs and freight and transloading costs.
SmartSystems cost of goods sold was $4.5 million and $7.7 million, for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease was primarily due to decreased costs associated with lower overall utilization of our SmartSystems fleet in 2025.
Gross Profit
Gross profit was $37.9 million and $44.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in gross profit for the year ended December 31, 2025 was primarily due to higher freight and delivery costs as well as increased production costs.
Operating Expenses
Operating expenses were $42.3 million and $41.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Overall, selling, general and administrative costs increased $2.4 million primarily due to increased wages and benefits and a $1.0 million payment to one of our utility providers to support planned growth at our Oakdale facility. The gain on disposal of assets of $0.6 million for the year ended December 31, 2025 was primarily related to the sale of vacant land that was part of a previous acquisition. The loss on the disposal of assets of $1.1 million for the year ended December 31, 2024 was primarily related to the closing our Saskatoon, Canada manufacturing facility and relocating it to the United States.

Other Expense / Income
We incurred $1.5 million and $1.8 million of net interest expense for the years ended December 31, 2025 and 2024, respectively.
Income Tax Benefit
Income tax benefit was $6.9 million for the year ended December 31, 2025 compared to income tax benefit of $2.7 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, our effective tax rate was approximately 124.1% and (1087.3)%, respectively. The computation of the effective tax rate for the years ended December 31, 2025 and 2024 included modifications from the statutory rate such as income tax credits, depletion deductions, and state taxes, NOL carrybacks and carryforwards, and the partial release of the reserve for uncertain tax positions in 2025, among other items.
Net Income
Net income was $1.3 million for year ended December 31, 2025 compared to net income of $3.0 million for the year ended December 31, 2024. The change in net income is attributable to an increase in volumes sold with slightly increased pricing offset by the increase in cost of goods sold due to increased freight and transloading costs. Additionally, a larger benefit from income taxes was recorded in the current period.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023:

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentage change)
Revenues:
Sand revenue	$303,590	$287,479	$16,111	6%
SmartSystems revenue	7,782	8,494	(712)	(8)%
Total revenue	311,372	295,973	15,399	5%
Cost of goods sold:
Sand cost of goods sold	258,812	247,181	11,631	5%
SmartSystems cost of goods sold	7,737	7,237	500	7%
Total cost of goods sold	266,549	254,418	12,131	5%
Gross profit	44,823	41,555	3,268	8%
Operating expenses:
Selling, general and administrative	38,161	38,722	(561)	(1)%
Depreciation and amortization	2,596	2,535	61	2%
(Gain) loss on disposal of fixed assets, net	1,062	1,802	(740)	(41)%
Total operating expenses	41,819	43,059	(1,240)	(3)%
Operating income (loss)	3,004	(1,504)	4,508	(300)%
Other (expenses) income:
Interest expense, net	(1,769)	(1,272)	(497)	39%
Loss on extinguishment of debt	(1,341)	—	(1,341)	Not meaningful
Other income	358	524	(166)	(32)%
Total other (expenses), net	(2,752)	(748)	(2,004)	268%
(Loss) income before income tax benefit (expense)	252	(2,252)	2,504	(111)%
Income tax (benefit) expense	(2,740)	(6,901)	4,161	(60)%
Net income	$2,992	$4,649	$(1,657)	(36)%

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
Gross Profit
Gross profit was $44.8 million and $41.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in gross profit for the year ended December 31, 2024 was primarily due to higher sand sales volumes which was partially offset by lower average sale prices of our sand relative to the cost to produce and deliver products to our customers.
Operating Expenses
Operating expenses were $41.8 million and $43.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. Overall, selling, general and administrative costs declined as management continued to focus on cost-cutting measures. Royalties increased due to higher volumes sold for the year ended December 31, 2024 and bank and legal fees were higher as we completed debt refinancing in 2024. Wages, maintenance and insurance costs declined, driven by management efforts to reduce costs. The loss on disposal of assets of $1.1 million for the year ended December 31, 2024 was primarily related to closing our Saskatoon, Canada manufacturing facility and relocating it to the United States. The loss on the disposal of assets of $1.8 million for the year ended December 31, 2023 was primarily related to the reconfiguration of one of our wet plants to increase the efficiency of its operations.
Other Expense / Income
We incurred $1.8 million and $1.3 million of net interest expense for the years ended December 31, 2024 and 2023, respectively. We recorded a $1.3 million loss on extinguishment of debt for the year ended December 31, 2024 related to the payoff of previous fixed-rate debt, which was refinanced with the VFI Equipment Financing.
Income Tax Benefit
Income tax benefit was $2.7 million for the year ended December 31, 2024 compared to income tax benefit of $6.9 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, our effective tax rate was approximately (1087.3)% and 306.4%, respectively, based on the annual effective tax rate net of discrete federal and state taxes. The computation of the effective tax rate for the year ended December 31, 2024 and 2023 included modifications from the statutory rate such as income tax credits, depletion deductions, NOL carrybacks and carryforwards and state income taxes, among other items.
Net Income
Net Income was $3.0 million for year ended December 31, 2024 compared to net income of $4.6 million for the year ended December 31, 2023. The change in net income is attributable to an increase in operating income of $4.5 million which was attributable to an increase in total sand volumes sold and lower operating expenses, partially offset by smaller benefit from income taxes recorded in the 2024.

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
Gross profit is the GAAP measure most directly comparable to contribution margin. Contribution margin should not be considered an alternative to gross profit presented in accordance with GAAP. We believe contribution margin is a meaningful measure because it provides an operating and financial measure of our ability to generate margin in excess of our operating cost base. Because contribution margin may be defined differently by other companies in our industry, our definition of contribution margin may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of contribution margin to gross profit.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$330,153	$311,372	$295,973
Cost of goods sold	292,265	266,549	254,418
Gross profit	37,888	44,823	41,555
Depreciation, depletion, and accretion of asset retirement obligations included in cost of goods sold	27,203	26,861	25,469
Contribution margin	$65,091	$71,684	$67,024
Contribution margin per ton	$11.96	$13.62	$14.85
Total tons sold	5,443	5,263	4,514
Contribution margin was $65.1 million, or $11.96 per ton sold, for the year ended December 31, 2025 compared to $71.7 million, or $13.62 per ton sold, for the year ended December 31, 2024. The decrease in overall contribution margin for the year ended December 31, 2025, as compared to the prior year, was primarily due to the increase in logistics costs due to higher sales volumes, the delivery location of our sales and increased mining costs.
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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$1,345	$2,992	$4,649
Depreciation, depletion and amortization	28,785	28,735	27,363
Income tax benefit and other taxes	(6,931)	(2,740)	(6,901)
Interest expense	1,738	1,838	1,532
EBITDA	$24,937	$30,825	$26,643
Net loss (gain) on sale of fixed assets	(566)	1,062	1,802
Equity compensation	3,386	2,855	3,391
Acquisition and development costs (1)	1,000	325	545
Bank and legal costs related to financing not closed	—	1,294	—
Cash charges related to restructuring and retention	33	149	32
Accretion of asset retirement obligations	1,101	996	904
Loss on extinguishment of debt	—	1,341	—
Adjusted EBITDA	$29,891	$38,847	$33,317
(1)    Represents costs incurred related to the business combinations and current development project activities. The year ended December 31, 2025 includes a $1,000 payment to one of our utility providers to support planned growth at our Oakdale facility. The year ended December 31, 2024 includes $308 related to a disposal from the Eagle Materials acquisition. The year ended December 31, 2023 includes $271 of costs related to the acquisition of the Blair facility and $274 related to the Minerva, Ohio terminal.
_________________________

Adjusted EBITDA was $29.9 million for the year ended December 31, 2025 compared to $38.8 million for the year ended December 31, 2024. The decrease in Adjusted EBITDA for the year ended December 31, 2025, as compared to the prior year, was primarily due to higher logistics costs due to the delivery location of frac sand sales and higher mining costs.
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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$44,116	$17,864	$30,991
Purchases of property, plant and equipment	(11,595)	(7,010)	(23,031)
Free cash flow	$32,521	$10,854	$7,960
Free cash flow was $32.5 million for the year ended December 31, 2025. Net cash provided by operating activities increased to $44.1 million in 2025, compared to $17.9 million in 2024, primarily due to higher cash generated from increased sales volumes, a customer payment of $9.2 million related to prior year contractual volume targets, of which $4.8 million was included in the prior year’s unbilled receivables balance, and a customer prepayment of $9.8 million for sand sales for 2026, currently in deferred revenue. Capital expenditures for the year ended December 31, 2025 were $11.6 million compared to $7.0 million for the year ended December 31, 2024, primarily due to increased growth-related capital spent in 2025.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations, availability under the FCB ABL Credit Facility and other equipment financing sources. As of December 31, 2025, cash on hand was $22.6 million and we had $30.0 million in undrawn availability under the FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months, including continued investment in efficiency projects at our Oakdale, Blair and Ottawa facilities, as well as a potential new terminal to service the Montney and Duvernay shale basins in Canada.

Material Cash Requirements
Dividends and Share Repurchase Program
Our returns to shareholders for the year ended December 31, 2025 totaled $8.6 million, including dividends and share repurchases.
On November 18, 2025, our Board of Directors declared a special dividend of $0.05 per share of common stock, which was paid on December 16, 2025 to stockholders of record at the close of business on December 2, 2025. The dividend payment returned approximately $2.1 million to our shareholders.

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
On October 3, 2024, our board of directors approved the eighteen-month Repurchase Program. Pursuant to the Repurchase Program, we may repurchase up to $10.0 million of our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs.
The Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Repurchase Program does not obligate management to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time. We repurchased $2.1 million of shares under this repurchase program in 2025.
On February 23, 2026, our board of directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of its outstanding shares of common stock. The plan will take effect on April 4, 2026 after completion of our current share repurchase plan and will continue through April 3, 2028. The timing, manner, price, and amount of any repurchases under the share repurchase program will be determined at our discretion. Purchases may be effected through open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or other means. The Repurchase Program does not obligate us to acquire any particular amount of ordinary shares and the Repurchase Program may be modified or suspended at any time at our discretion.
10b5-1 Trading Plan
On November 20, 2025, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We implemented this written trading plan in connection with our Repurchase Program. The trading plan permitted the purchase of up to a total of $2.5 million of our shares (including commissions). The number of shares of Company common stock to be purchased on any purchase day was up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. No shares have been repurchased under this 10b5-1 Trading Plan.
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
Capital Requirements
We expect 2026 capital expenditures to be between $15.0 million and $20.0 million, consisting primarily of capital to open new mining areas for development, efficiency projects at our Oakdale, Blair and Ottawa facilities and potential investment in one or more new terminals. We expect to fund these capital expenditures with existing cash, cash generated from operations, borrowings under the FCB ABL Credit Facility or other financing sources, such as equipment finance providers.
Indebtedness
We have two primary debt facilities including the VFI Equipment Financing and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by the majority of our SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of December 31, 2025 was $6.6 million. The VFI facility amortizes to one dollar in 2028. Minimum cash payments on this facility in 2026 are $2.9 million. There were no borrowings outstanding on our FCB ABL Credit Facility as of December 31, 2025.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of December 31, 2025 were $23.2 million. Minimum cash payments on operating leases in 2026 are $10.2 million.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts is approximately $2.5 million per year for the next 11 years.

Off-Balance Sheet Arrangements
We had $19.7 million of outstanding performance bonds for each of the years ended December 31, 2025 and 2024, respectively. These performance bonds assure our performance under our reclamation plan, maintenance and restoration of public roadways.

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

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact the production levels for a portion of our wet sand processing capacity. While our dry plants are able to process finished product volumes evenly throughout the year, our excavation and our wet sand processing activities at some of our mines have historically been limited to primarily non-winter months. As a consequence, we have experienced lower cash operating costs in the first and fourth quarter of each calendar year, and higher cash operating costs in the second and third quarter of each calendar year when we overproduce wet sand to meet dry sand demand in the winter months.  These higher cash operating costs are capitalized into inventory and expensed when these tons are sold, which can lead to us having higher overall cost of production in the first and fourth quarters of each calendar year as we expense inventory costs that were previously capitalized. We have indoor wet processing facilities at our Oakdale and Ottawa plant locations that allow us to produce wet sand inventory year-round to support a portion of our dry sand processing capacity, which may reduce certain of the effects of this seasonality. We may also sell frac sand for use in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to those areas may be reduced during such severe weather periods. Additionally, over the last several years, exploration and production companies have become more disciplined in their spending patterns relative to their budgets, which has led to some of our customers completing their budgeted spending earlier in the year. This spending discipline could potentially lead to a slowdown in activity by our customers and lower sand demand in the fourth quarter of the year.

Customer Concentration
For the year ended December 31, 2025, EQT Corporation and EOG Resources, Inc. accounted for 27.7% and 10.9% respectively, of total revenue. For the year ended December 31, 2024, EQT Corporation, Encino Energy and Liberty Oilfield Services accounted for 31.9%, 13.8% and 10.2%, respectively, of total revenue. For the year ended December 31, 2023, EQT Corporation and Liberty Oilfield Services accounted for 30.2% and 11.4%, respectively, of total revenue.

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
Impairment of Long-Lived Assets
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows, estimated future sales prices (considering historical and current prices, price trends and related factors) and anticipated operating costs and capital expenditures. If the carrying value of our long-lived assets is less than the undiscounted cash flows, the assets are measured at fair value and an impairment is recorded if that fair value is less than the carrying value. During the year ended December 31, 2025, we did not record any impairment charges based on the analysis of our long-lived assets.
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
We have recorded a liability of $0.6 million and $2.2 million for uncertain tax positions included in deferred tax liabilities, long-term, net on our consolidated balance sheet as of December 31, 2025 and 2024, respectively, related to our depletion deduction methodology, and a corresponding decrease to the income tax expense on our consolidated statements of operations.

SMART SAND, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

As of December 31, 2025, we determined it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a valuation allowance against the deferred tax liabilities, long-term, net on our consolidated balance sheet in the amount of $1.9 million. The valuation allowance as of December 31, 2024 was $2.2 million. The corresponding increase to the income tax benefit on our consolidated statements of operations for the year ended December 31, 2025 was $0.3 million.

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
Interest Rate Risk
The majority of our debt is financed under fixed interest rates. Borrowings under the FCB ABL Credit Facility bear interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 2.75% or Prime plus a margin of 1.75%. There were no outstanding borrowings under our FCB ABL Credit Facility as of December 31, 2025. We do not believe this represents a material interest rate risk.
Credit Risk
We are exposed to credit risk through our accounts receivable and contract volumes with customers, the majority of whom operate in the natural gas and oil exploration, production, and well-completion services sectors. Because these customers tend to be similarly affected by changes in commodity prices, drilling and completion activity, and broader upstream energy market conditions, this concentration increases the potential for correlated credit losses during periods of industry volatility. A deterioration in the financial condition of one or more significant customers, or an inability to renew or replace expiring contracts on comparable terms, could adversely affect our gross profit and operating cash flows.
Foreign Currency Risk
Our revenues and expenses are primarily in United States dollars; however, certain transactions are transacted in Canada dollars. Thus, revenues, operating expenses, the results of operations, assets and liabilities may be affected to the extent that they are not hedged by the rise and fall of the relative value of the United States dollar to the Canada dollar. During the years ended December 31, 2025, 2024 and 2023, revenue, expenses, assets and liabilities transacted in Canada dollars were immaterial to the results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Smart Sand, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Smart Sand, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Philadelphia, Pennsylvania
February 26, 2026

SMART SAND, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,551	$1,554
Accounts receivable	30,519	40,981
Unbilled receivables	—	5,311
Inventory	31,081	25,044
Prepaid expenses and other current assets	3,991	2,635
Total current assets	88,142	75,525
Property, plant and equipment, net	223,254	236,692
Operating lease right-of-use assets	23,471	23,153
Intangible assets, net	4,292	5,084
Other assets	855	1,092
Total assets	$340,014	$341,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,427	$16,988
Accrued expenses and other liabilities	17,544	12,561
Deferred revenue	9,838	54
Current portion of long-term debt	4,366	3,554
Current portion of operating lease liabilities	8,765	10,053
Total current liabilities	49,940	43,210
Long-term debt	8,657	9,130
Long-term operating lease liabilities	14,392	14,486
Deferred tax liabilities, net	4,188	9,316
Asset retirement obligation	22,472	21,292
Other non-current liabilities	668	302
Total liabilities	100,317	97,736
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 47,805,138 issued and 38,944,619 outstanding at December 31, 2025; 46,644,853 issued and 39,067,094 outstanding at December 31, 2024	39	39
Treasury stock, at cost, 8,860,519 and 7,577,759 shares at December 31, 2025 and 2024, respectively	(17,393)	(14,671)
Additional paid-in capital	189,031	185,263
Retained earnings	68,073	73,239
Accumulated other comprehensive income (loss)	(53)	(60)
Total stockholders’ equity	239,697	243,810
Total liabilities and stockholders’ equity	$340,014	$341,546

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(in thousands of U.S. dollars, except per share amounts)
Revenues:
Sand revenue	$325,762	$303,590	$287,479
SmartSystems revenue	4,391	7,782	8,494
Total revenue	330,153	311,372	295,973
Cost of goods sold:
Sand cost of goods sold	287,811	258,812	247,181
SmartSystems cost of goods sold	4,454	7,737	7,237
Total cost of goods sold	292,265	266,549	254,418
Gross profit	37,888	44,823	41,555
Operating expenses:
Selling, general and administrative	40,524	38,161	38,722
Depreciation and amortization	2,390	2,596	2,535
(Gain) loss on disposal of fixed assets, net	(566)	1,062	1,802
Total operating expenses	42,348	41,819	43,059
Operating income (loss)	(4,460)	3,004	(1,504)
Other (expenses) income:
Interest expense, net	(1,469)	(1,769)	(1,272)
Loss on extinguishment of debt	—	(1,341)	—
Other income	343	358	524
Total other (expenses), net	(1,126)	(2,752)	(748)
(Loss) income before income tax benefit (expense)	(5,586)	252	(2,252)
Income tax (benefit) expense	(6,931)	(2,740)	(6,901)
Net income	$1,345	$2,992	$4,649
Net income per common share:
Basic	$0.03	$0.08	$0.12
Diluted	$0.03	$0.08	$0.12
Weighted-average number of common shares:
Basic	39,049	38,809	38,948
Diluted	39,588	39,084	39,046

The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in thousands of U.S. dollars)
Net income	$1,345	$2,992	$4,649
Other comprehensive income (loss):
Foreign currency translation adjustment	7	(25)	(262)
Comprehensive income	$1,352	$2,967	$4,387
The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount
	(in thousands of U.S. dollars, except share amounts)
Balance at December 31, 2022	43,088,106	$43	2,010,961	$(5,075)	$178,386	$69,890	$227	$243,471
Foreign currency translation adjustment	—	—		—	—	—	(262)	(262)
Vesting of restricted stock	720,534	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Employee stock purchase plan compensation	—	—	—	—	24	—	—	24
Employee stock purchase plan issuance	38,421	—	—	—	56	—	—	56
Purchase of treasury stock	(5,175,688)	(5)	5,175,688	(8,845)	—	—	—	(8,850)
Restricted stock buy back	(184,611)	—	184,611	(329)	—	—	—	(329)
Net income	—	—	—	—	—	4,649	—	4,649
Balance at December 31, 2023	38,486,762	$39	7,371,260	$(14,249)	$181,973	$74,539	$(35)	$242,267
Foreign currency translation adjustment	—	—	—	—	—	—	(25)	(25)
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,292)	—	(4,292)
Vesting of restricted stock	753,315	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,216	—	—	3,216
Employee stock purchase plan compensation	—	—	—	—	23	—	—	23
Employee stock purchase plan issuance	33,516	—	—	—	51	—	—	51
Restricted stock buy back	(206,499)	—	206,499	(422)	—	—	—	(422)
Net income	—	—	—	—	—	2,992	—	2,992
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	7	7
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(6,531)	—	(6,531)
Vesting of restricted stock	1,133,350	1	—	—	—	—	—	1
Forfeited dividends	—	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	3,699	—	—	3,699
Employee stock purchase plan compensation	—	—	—	—	22	—	—	22
Employee stock purchase plan issuance	26,935	—	—	—	47	—	—	47
Purchase of treasury stock	(1,003,602)	(1)	1,003,602	(2,094)	—	—	—	(2,095)
Restricted stock buy back	(279,158)	—	279,158	(628)	—	—	—	(628)
Net income	—	—	—	—	—	1,345	—	1,345
Balance at December 31, 2025	38,944,619	$39	8,860,519	$(17,393)	$189,031	$68,073	$(53)	$239,697
 The accompanying notes are an integral part of these consolidated financial statements.

SMART SAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands of U.S. dollars)
Operating activities:
Net income	$1,345	$2,992	$4,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligation	29,262	28,936	27,472
Amortization of intangible assets	795	792	793
Net loss (gain) on disposal of assets	(566)	1,062	1,802
Provision for bad debt	41	163	—
Amortization of deferred financing cost	250	237	291
Loss on extinguishment of debt	—	1,341	—
Deferred income taxes	(5,128)	(2,784)	(6,137)
Stock-based compensation, net	3,699	3,216	3,507
Employee stock purchase plan compensation	22	23	24
Changes in assets and liabilities:
Accounts receivable	10,421	(17,913)	12,672
Unbilled receivables	5,311	(2,750)	(2,640)
Inventory	(6,038)	1,779	(6,638)
Prepaid expenses and other assets	(2,984)	212	1,996
Deferred revenue	9,784	(1,101)	(5,805)
Settlement of asset retirement obligation	(92)	—	(197)
Accounts payable	(6,765)	53	1,974
Accrued expenses and other liabilities	4,759	1,606	(2,772)
Net cash provided by operating activities	44,116	17,864	30,991
Investing activities:
Purchases of property, plant and equipment	(11,595)	(7,010)	(23,031)
Proceeds from disposal of assets	740	89	129
Net cash used in investing activities	(10,855)	(6,921)	(22,902)
Financing activities:
Dividend payments to stockholders	(5,948)	(3,902)	—
Proceeds from the issuance of notes payable	—	9,755	—
Repayments of notes payable	(3,400)	(10,263)	(10,435)
Proceeds from revolving credit facility	35,000	30,975	23,000
Repayment of revolving credit facility	(35,000)	(38,975)	(15,000)
Payments under finance leases	(230)	(221)	(394)
Payment of deferred financing and debt issuance costs	(10)	(1,232)	—
Payment for debt extinguishment costs	—	(1,227)	—
Employee stock purchase plan issuance	47	51	56
Repurchase of treasury stock from restricted stock vesting	(628)	(422)	—
Repurchase of treasury stock from Repurchase Program	(2,095)	—	(4,754)
Net cash used in financing activities	(12,264)	(15,461)	(7,527)
Net increase (decrease) in cash and cash equivalents	20,997	(4,518)	562
Cash and cash equivalents at beginning of year	1,554	6,072	5,510
Cash and cash equivalents at end of year	$22,551	$1,554	$6,072
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
In June 2018, the Company acquired substantially all of the assets of Quickthree Solutions, Inc., (“Quickthree”), a manufacturer of portable vertical proppant storage solution systems. Quickthree formed the basis for the Company’s SmartSystems under which it offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system. The SmartDepotTM silo includes passive and active dust suppression technology, along with the capability of gravity-fed operation. The self-contained SmartPathTM wellsite proppant management system is a mobile sand transloading system designed to work with bottom dump trailers and features a drive over conveyor, surge bin, silo storage and integrated dust collection system. In 2024, we developed new dual bucket elevators to enhance our

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

vertical material handling capabilities. We also increased our silo storage capacity and streamlined proppant delivery directly to the blender. These improvements provide greater flexibility for customers with varying wellsite configurations while maintaining the efficiency, safety, and reliability that define our SmartSystems solutions. The SmartBeltTM conveyor works in conjunction with the SmartPath wellsite proppant management system to provide sand directly into the blender on the wellsite. Rapid deployment trailers are designed for quick setup, takedown and transportation of the entire SmartSystem, and they detach from the wellsite equipment, which allows for removal from the wellsite during operation. A proprietary software program, the SmartSystem TrackerTM, allows customers to monitor silo-specific information, including location, proppant type and proppant inventory.

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
Prices under the Company’s long-term agreements with customers are generally fixed but may contain provisions allowing for adjustments including: (i) annual percentage price increases; and/or (ii) market factor adjustments, including volume pricing adjustments, natural gas surcharge/reduction, propane surcharge/reduction, diesel surcharge/reduction, or rail surcharge which are applied if prices moved beyond benchmarks established in the contract.

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
SmartSystems Revenue
SmartSystems revenues are primarily from the rental of our patented SmartSystems equipment and related services provided to customers, which is typically earned under fixed monthly rental fees or daily rates for equipment and services for the delivery, proppant management and maintenance on the equipment. Revenues are recognized when the equipment is made available or services are provided to customers in accordance with ASC 842. Certain leases include non-lease components such as maintenance services. The Company has elected the practical expedient under ASC 842 to not separate lease and non-lease components for these arrangements. Accordingly, consideration related to both the lease and associated non-lease components is accounted for as a single lease component and recognized as SmartSystems revenue over the lease term.
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
Deferred revenue recognition is as follows:

December 31, 2025		December 31, 2024
Total deferred revenue	$9,838	Total deferred revenue	$54
		Recognized in 2025	54
Expected recognition:
2026	9,838
	$9,838		$54

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The Company’s contracts may include a single performance obligation in a single contract whereby the allocation of transaction price is not necessary. The Company’s contracts may also contain multiple elements in a single contract or multiple contracts. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. As of December 31, 2025, the Company had $275,820 in estimated unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize this revenue of approximately $205,251 and $70,569 in the years ended December 31, 2026 and 2027, respectively. These estimates include all open contracts as of December 31, 2025. Actual amounts earned may vary from these estimates as our contract prices include provisions for pricing changes discussed above.

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
The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. As of December 31, 2025 and 2024, there were no unbilled receivables included in deferred revenue. As of December 31, 2025 and 2024, there was no allowance for credit losses. The Company recorded $(23), $163, and $0 for the years ended December 31, 2025, 2024, and 2023, respectively as bad debt (recovery) expense.
Transportation
Transportation costs are classified as cost of goods sold. Transportation costs consist of railway transportation and transload costs to deliver products to customers. Cost of sales generated from shipping was $170,790, $144,108 and $118,616 for the years ended December 31, 2025, 2024 and 2023, respectively.
Inventories
The Company’s sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some but not all processing) and finished goods (sand that has been completely processed and is ready for sale). Costs applied to sand inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion, transportation and additional service costs, as applicable. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile. The Company performs periodic surveys to verify the quantity of sand inventory on hand. Due to variation in sand density and moisture content and production processes utilized to manufacture the Company’s products, physical inventories will not necessarily detect all variances. To mitigate this risk, the Company recognizes a yield adjustment on its inventories. Sand inventory is stated at the lower of cost or net realizable value using the average cost method. There was no write-down of inventory value based on the lower of cost or net realizable value calculation for the years ended December 31, 2025, 2024 and 2023. The Company also performs an analysis on its existing inventory and estimates the expected production yield based on waste sand produced to determine if it has obsolete inventory. There was no inventory impairment due to obsolescence for the years ended December 31, 2025, 2024 or 2023.
The spare parts inventory consists of critical spare parts. Spare parts inventory is accounted for on a first-in, first-out basis.
Deferred Financing Charges
Direct costs incurred in connection with the Company’s debt are capitalized amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. Amortization expense of the deferred financing and debt discount charges of $250, $237, and $291 are included in interest expense as of December 31, 2025, 2024 and 2023,

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

respectively. Costs related to the FCB ABL Credit Facility are presented in other assets on the balance sheet rather than an offset to the debt balance for consistent reporting when there is no balance on the FCB ABL Credit Facility.
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
There were no impairments of long-lived assets or definite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.
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
The Company had no financial instruments carried at fair value as of December 31, 2025 and 2024.
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
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover, in whole or in part, certain environmental expenditures. As of December 31, 2025 and 2024, there were no material probable environmental matters.
Basic and Diluted Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of restricted stock outstanding during the period calculated in accordance with the treasury stock

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

method, although these shares and restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 was 83, 1,158 and 1,719, respectively as their effect would be anti-dilutive. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share:

	Year Ended December 31,
	2025	2024	2023
Weighted average common shares outstanding	39,049	38,809	38,948
Assumed conversion of restricted stock	539	275	98
Diluted weighted average common stock outstanding	39,588	39,084	39,046
Recent Accounting Pronouncements
Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes, which updates various disclosures including enhancing the income tax rate reconciliation and income taxes paid disclosures by requiring greater disaggregation of information. The other amendments in this Update are intended to improve the effectiveness and comparability of disclosures. The Update is effective for the Company for the annual reporting period beginning January 1, 2025 and for interim periods beginning January 1, 2026. The Company has adopted this ASU in the current financial statements and added the additional required disclosures in Note 14 of these financial statements. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements.
Not yet adopted
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

NOTE 3 — Inventories
Inventories consisted of the following:

	December 31,
	2025	2024
Raw material	$611	$584
Work in progress	8,891	6,740
Finished goods	8,250	6,507
Spare parts	13,329	11,213
Total inventory	$31,081	$25,044

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Prepaid insurance	$928	$804
Prepaid expenses	916	1,005
Prepaid income taxes, net	735	94
Other receivables	1,412	732
Total prepaid expenses and other current assets	$3,991	$2,635

NOTE 5 — Property, Plant and Equipment, net
Net property, plant and equipment consists of:

	December 31,
	2025	2024
Machinery, equipment and tooling	$48,865	$43,041
SmartSystems	32,583	32,551
Vehicles	4,261	3,961
Furniture and fixtures	1,420	1,368
Plant and buildings	223,104	218,546
Real estate properties	7,738	7,161
Railroad and sidings	36,677	35,728
Land and land improvements	40,627	40,627
Asset retirement obligation	23,454	23,283
Mineral properties	7,442	7,442
Deferred stripping costs	6,757	4,434
Construction in progress	2,541	3,216
	435,469	421,358
Less: accumulated depreciation and depletion	212,215	184,666
Total property, plant and equipment, net	$223,254	$236,692
Depreciation expense was $27,963, $27,903 and $26,533 for the years ended December 31, 2025, 2024 and 2023, respectively. Depletion expense was $27, $37 and $35 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company capitalized no interest expense associated with the construction of new property, plant and equipment for the years ended December 31, 2025, 2024 and 2023.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 6 — Intangible Assets, net
The following table reflects the changes in the net carrying amounts of the Company’s intangible assets for the year ended December 31, 2025.

	Balance at December 31, 2024	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2025
Developed technology	$5,084	$—	$—	$792	$4,292
	$5,084	$—	$—	$792	$4,292
The following table reflects the changes in the net carrying amounts of the Company’s finite-lived intangible assets for the year ended December 31, 2024.

	Balance at December 31, 2023	Assets Acquired Pursuant to Business Combination	Impairment Charges	Amortization Expense	Balance at December 31, 2024
Developed technology	$5,876	$—	$—	$792	$5,084
	$5,876	$—	$—	$792	$5,084
The following table reflects the carrying amounts of the Company's finite-lived intangible assets at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$10,300	$(6,008)	$10,300	(5,216)
	$10,300	$(6,008)	$10,300	$(5,216)
The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The weighted-average remaining useful life for the intangible assets is 5.4 years. Amortization expense related to the purchased intangible assets was $792, $792 and $793 for the year ended December 31, 2025, 2024, and 2023, respectively.
The table below reflects the future estimated amortization expense for amortizable intangible assets as of December 31, 2025.

Year ending December 31,
2026	$792
2027	792
2028	792
2029	792
2030	792
Thereafter	332
Total	$4,292

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 7 — Accrued and Other Expense
Accrued and other expense consists of the following:

	December 31,
	2025	2024
Employee related expenses	$4,999	$1,630
Accrued equipment expense	163	291
Accrued professional fees	309	443
Accrued royalties	3,061	3,224
Accrued freight and delivery charges	5,914	2,331
Accrued real estate tax	852	960
Accrued utilities	1,165	1,405
Sales tax liability	355	158
Income taxes payable	—	852
Other accrued liabilities	726	1,267
Total accrued liabilities	$17,544	$12,561

NOTE 8 — Debt
Current portion of long-term debt current consists of the following:

	December 31,
	2025	2024
VFI Equipment Financing	$2,276	$2,286
Notes payable	1,847	1,036
Finance leases	243	232
Current portion of long-term debt	$4,366	$3,554
Long-term debt consists of the following:

	December 31,
	2025	2024
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing, net	4,323	6,294
Notes payable	4,264	2,523
Finance lease	70	313
Long-term debt	$8,657	$9,130
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
The available borrowing amount under the FCB ABL Credit Facility as of December 31, 2025 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of December 31, 2025. As of December 31, 2025, the Company was in compliance with all financial covenants. The weighted average interest rate for this facility for the years ended December 31, 2025 and 2024 was 7.72% and 8.20%, respectively.
VFI Equipment Financing
On June 28, 2024, the Company entered into an equipment financing arrangement with VFI with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 11.86%. The Company used the net proceeds to refinance a prior fixed rate facility, and the remainder was added to working capital. The VFI Equipment Financing amortizes to one dollar and will be paid in full on September 30, 2028. The Company will reacquire the underlying equipment on the lease schedule upon maturity for one dollar.
Notes Payable
Notes payable primarily include various financing arrangements to finance the Company’s purchased heavy equipment. All notes payable bear interest at fixed rates between 0.00% and 8.49%.
Finance Leases
See Note 9 - Leases for additional information about the Company’s finance leases.
Future minimum payments as of December 31, 2025 are as follows:

Year Ended December 31,	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
2026	$—	$2,940	$2,160	$262	$5,362
2027	—	2,940	1,916	65	4,921
2028	—	1,960	1,566	7	3,533
2029	—	—	939	—	939
2030 and thereafter	—	—	238	—	238
Total minimum payments	—	7,840	6,819	334	14,993
Amount representing interest	—	(1,138)	(708)	(21)	(1,867)
Amount representing unamortized lender fees	—	(103)	—	—	(103)
Present value of payments				313
Less: current portion	—	(2,276)	(1,847)	(243)	(4,366)
Total long-term debt, net	$—	$4,323	$4,264	$70	$8,657

NOTE 9 — Leases
Lessee
At December 31, 2025 and 2024, the operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheet are as follows:

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

	Balance Sheet Location	December 31,
		2025	2024
Right-of-use assets
Operating	Operating right-of-use assets	$23,471	$23,153
Financing	Property, plant and equipment, net	298	582
Total right-of use assets		$23,769	$23,735

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$23,157	$24,539
Financing	Long-term debt, current and long-term portions	313	545
Total lease liabilities		$23,470	$25,084
Operating lease costs are recorded in a single expense on the statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the consolidated statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Finance lease cost
Amortization of right-of-use assets	$232	$232
Interest on lease liabilities	41	62
Operating lease cost	13,370	13,597
Short-term lease cost	—	22
Total lease cost	$13,643	$13,913

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

Other information related to the Company’s leasing activity for year ended December 31, 2025 and 2024 is as follows:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$42	$63
Operating cash flows used for operating leases	$15,170	$13,523
Financing cash flows used for finance leases	$230	$221

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$62
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,035	$12,380

Weighted average remaining lease term - finance leases	1.3 years	2.3 years
Weighted average discount rate - finance leases	9.42%	9.53%
Weighted average remaining lease term - operating leases	2.9 years	2.9 years
Weighted average discount rate - operating leases	7.67%	7.27%
Maturities of the Company’s lease liabilities as of December 31, 2025 are as follows:

Year	Operating Leases	Finance Leases	Total
2026	$10,196	$262	$10,458
2027	7,559	65	7,624
2028	4,898	7	4,905
2029	2,649	—	2,649
2030	631	—	631
Thereafter	7	—	7
Total cash lease payments	25,940	334	26,274
Less: amounts representing interest	(2,783)	(21)	(2,804)
Total lease liabilities	$23,157	$313	$23,470

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 10 — Asset Retirement Obligation
The Company had a post-closure reclamation and site restoration obligation of $22,472 as of December 31, 2025. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2023	$19,923
Additions and revisions of prior estimates	373
Accretion expenses	996
Balance at December 31, 2024	$21,292
Additions and revisions of prior estimates	171
Accretion expenses	1,101
Settlement of liability	(92)
Balance at December 31, 2025	$22,472

NOTE 11 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems as of December 31, 2025. The Company evaluates its segment reporting on an ongoing basis and has changed its reporting in the current period and applied that reporting retrospectively to the prior periods presented. The accounting policies for the segments are not different from the accounting policies for the Company. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The Company’s operations in foreign countries are immaterial. The chief operating decision maker (“CODM”) is Charles Young, the Company’s chief executive officer. The CODM regularly reviews the Company’s GAAP financial statements, as well as the non-GAAP reporting measures when considering the profit and loss of the company and uses this information in deciding how to allocate resources.
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
During the year ended December 31, 2025, two of the Company’s customers had revenues of more than 10%. Of these two customers, all had revenues in the Sand segment. Sand segment revenue for the year ended December 31, 2025 includes $4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period, which was not recognizable until the current period. Sand segment revenue for the year ended December 31, 2024 includes $4.8 million related to contractual charges for tons sold in excess of certain contractual thresholds.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The following tables present additional segment information for the year ended December 31, 2025 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$325,762	$4,391	$330,153

Segment cost of goods sold
Logistics costs	$181,982	$—	$181,982
Production costs	80,828	—	80,828
Depreciation, depletion, and accretion of asset retirement obligations	25,001	2,202	27,203
Other costs (1)	—	2,252	2,252
Total cost of goods sold	$287,811	$4,454	$292,265

Gross profit	$37,951	$(63)	$37,888
Total operating expenses			42,348
Total other (expenses), net			(1,126)
Income tax (benefit) expense			(6,931)
Net income			$1,345

Capital expenditures on property, plant and equipment	$14,444	$31
(1) Other costs primarily consist of labor and benefits, consumables, equipment‑related costs, maintenance, utilities, and other operational support expenses.
The following tables present additional segment information for the year ended December 31, 2024 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$303,590	$7,782	$311,372

Segment cost of goods sold
Logistics costs	$154,628	$—	$154,628
Production costs	78,919	—	78,919
Depreciation, depletion, and accretion of asset retirement obligations	24,727	2,134	26,861
Other costs (1)	538	5,603	6,141
Total cost of goods sold	$258,812	$7,737	$266,549

Gross profit	$44,778	$45	$44,823
Total operating expenses			41,819
Total other (expenses), net			(2,752)
Income tax (benefit) expense			(2,740)
Net income			$2,992

Capital expenditures on property, plant and equipment	$8,249	$1,237
(1) Other costs primarily consist of labor and benefits, consumables, equipment‑related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The following tables present additional segment information for the year ended December 31, 2023 and a reconciliation to amounts on the Consolidated Statement of Operations.

	Sand	SmartSystems	Total
Revenue	$287,479	$8,494	$295,973

Segment cost of goods sold
Logistics costs	$152,260	$—	$152,260
Production costs	70,298	—	70,298
Depreciation, depletion, and accretion of asset retirement obligations	23,287	2,182	25,469
Other costs (1)	1,336	5,055	6,391
Total cost of goods sold	$247,181	$7,237	$254,418

Gross profit	$40,298	$1,257	$41,555
Total operating expenses			43,059
Total other (expenses), net			(748)
Income tax (benefit) expense			(6,901)
Net income			$4,649

Capital expenditures on property, plant and equipment	$19,700	$3,756
(1) Other costs primarily consist of labor and benefits, consumables, equipment‑related costs, maintenance, utilities, and other operational support expenses.
The following table presents revenue by geographic location, based on the country in which delivery to the customer occurred for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
United States	$298,252	$309,472	$295,108
Canada	31,901	1,900	865
Total Revenue	$330,153	$311,372	$295,973

NOTE 12 — Concentrations
As of December 31, 2025, four customers accounted for 57% of the Company’s total accounts and unbilled receivables. As of December 31, 2024, four customers accounted for 84% of the Company’s total accounts and unbilled receivables.
During the year ended December 31, 2025, 39% of the Company’s revenues were earned from two customers. During the years ended December 31, 2024 and 2023, 56% and 42% of the Company’s revenues were earned from three and two customers, respectively.
As of December 31, 2025, two vendors accounted for 24% of the Company’s accounts payable. As of December 31, 2024, one vendor accounted for 17% of the Company’s accounts payable.
During the year ended December 31, 2025, three vendors accounted for 43%, of the Company’s cost of goods sold. During the year ended December 31, 2024 and 2023, two and two vendors accounted for 35% and 32%, respectively, of the Company’s cost of goods sold.
The Company’s primary product is Northern White frac sand and its mining operations are limited to Wisconsin and Illinois. There is a risk of loss if there are significant environmental, legal or economic changes to this geographic area.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

As of December 31, 2025, the Company employed 318 people, of which 31 were employed under collective bargaining agreements. The current collective bargaining agreements expire April 30, 2027.

NOTE 13 — Stock-Based Compensation and other Equity-Related Matters
Equity Incentive Plan
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
During 2025, there were 2,083 shares of restricted stock issued under 2016 Plan. During 2024 and 2023, 2,396 and 810 shares of restricted stock were issued under the 2016 Plan, respectively. The grant date fair value of all restricted stock outstanding during the year ended December 31, 2025 was between $1.65 and $3.53 per share. The shares issued in 2025, vest over one to four years from their respective grant dates and their grant date fair value was the actual market price of the Company’s shares. The total number of shares and their respective values that vested during the years ended December 31, 2025, 2024 and 2023 were 1,133 at $2,537, 753 at $1,542 and 721 at $1,282, respectively.
The Company recognized $3,699, $3,216 and $3,507 of compensation expense for the restricted stock during 2025, 2024 and 2023, respectively, in cost of goods sold and operating expenses on the consolidated statements of operations. At December 31, 2025, the Company had unrecognized compensation expense of $5,930 related to granted but unvested stock awards. That expense is expected to be recognized as follows:

Year Ended December 31,
2026	$2,867
2027	1,947
2028	914
2029	202
2030	—
$5,930
The following table summarizes restricted stock activity under the 2016 Plan from January 1, 2024 through December 31, 2025:

	Number of Shares	Weighted Average
Unvested, January 1, 2024	2,630	$2.89
Granted	2,396	$1.97
Vested	(753)	$2.81
Forfeiture	(441)	$2.92
Unvested, December 31, 2024	3,832	$2.39
Granted	2,083	$2.16
Vested	(1,133)	$2.78
Forfeiture	(202)	$3.56
Unvested December 31, 2025	4,580	$2.08
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
Share Repurchase Programs
On October 3, 2024, the Company’s board of directors approved an eighteen‑month share repurchase program authorizing the repurchase of up to $10.0 million of its ordinary shares (the “Repurchase Program”). On February 23, 2026, the Company’s board of directors approved a subsequent share repurchase program authorizing the repurchase of up to an additional $20.0 million of its outstanding shares, which will take effect on April 4, 2026, following completion of the prior program, and will continue through April 3, 2028. Under these programs, the Company may repurchase shares from time to time in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, applicable legal requirements, and other considerations. Repurchases may be made in the open market, through privately negotiated transactions, accelerated or structured repurchase programs, or other means. The Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified, suspended, or discontinued at any time at the Company’s discretion.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 14 — Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(1,845)	$(226)	$(181)
State and local	42	32	(969)
Foreign	—	239	386
Total current (benefit) expense	(1,803)	45	(764)
Deferred
Federal	(4,634)	(2,650)	(4,869)
State and local	(494)	(135)	(1,268)
Foreign	—	—	—
Total deferred income tax benefit	(5,128)	(2,785)	(6,137)
Total income tax benefit	$(6,931)	$(2,740)	$(6,901)
In December 2023, the FASB issued ASU 2023-09, Income Taxes, which updates various disclosures including enhancing the income tax rate reconciliation and income taxes paid disclosures by requiring greater disaggregation of information. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. As this accounting standard only impacts disclosures, it did not have an impact on the Company’s consolidated financial results.
Income tax expense differs from the amounts computed by applying the statutory income tax rates to pretax income. The statutory income tax rates were 21% for the year ended December 31, 2025, 2024 and 2023. The reconciliation from the applicable statutory income tax rate to the income tax (benefit) expense is as follows:

	Year Ended December 31, 2025
	Amount	Percent of Pre-Tax Income
U.S. federal statutory tax rate	$(1,173)	21%
Tax credits
Fuel tax credits	(235)	4%
Other	(24)	—%
Nontaxable and nondeductible items
Depletion	(3,517)	63%
Share-based compensation	123	(2)%
Section 162(m) disallowance	147	(3)%
Other	76	(1)%
Change in valuation allowances	(279)	5%
Domestic state and local income taxes, net of federal effect (1)	(462)	8%
Change in unrecognized tax benefits	(1,610)	29%
Other
Provision to return permanent difference	23	—%
Total income tax (benefit) expense	$(6,931)	124%
(1) In 2025, state and local income taxes in Pennsylvania, North Dakota and West Virginia comprise the majority of the domestic state and local income taxes, net of the federal effect category.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

	2024	2023
At statutory rate	$53	$(473)
State taxes, net of U.S. federal benefit	(176)	(1,554)
Foreign taxes	189	305
Federal tax deductions	(3,507)	(3,231)
Change in applicable tax rate	8	(436)
Provision to return permanent difference	4	(810)
R&D credits	(166)	(149)
Fuel tax credit	(226)	(181)
Unrecognized tax benefits	—	—
NOL carryback/carryforward	1,265	(714)
Nondeductible asset basis	(184)	342
Compensation deduction limitation	—	—
Total income tax benefit	$(2,740)	$(6,901)
Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Reserves and accruals	$578	$1,858
Prepaid expenses and other	1,922	1,819
Federal net operating losses	17,951	15,877
State net operating losses	2,636	2,032
Operating lease liabilities	5,498	5,925
Total gross deferred tax assets	28,585	27,511
Less valuation allowance	(1,866)	(2,156)
Total net deferred tax assets	26,719	25,355
Deferred tax liabilities:
Depreciation and amortization	(25,284)	(29,030)
Foreign net operating losses	(50)	(50)
Operating lease right-of-use assets	(5,573)	(5,591)
Total deferred tax liabilities	(30,907)	(34,671)
Deferred tax liabilities, long-term, net	$(4,188)	$(9,316)
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. A valuation allowance should be recorded if, based on the weight of all positive and negative evidence, it is more likely than not that some portion or all of a deferred tax asset will not be related. At December 31, 2025 and December 31, 2024, the Company determined it was more likely than not that it will not be able to fully realize the benefits of certain existing deductible temporary differences and has recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $1,886 and $2,156, respectively. As of December 31, 2024, the Company’s U.S. federal net operating loss carryforwards may be carried forward indefinitely and the majority or its state net operating loss carryforwards and federal tax credits will expire at various dates from December 31, 2032 through December 31, 2044 with the remaining being carried forward indirectly.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

The Company has recorded a liability of $630 and $2,240 for unrecognized tax benefits for uncertain tax positions included on its consolidated balance sheet as of December 31, 2025 and 2024, respectively. The liability for unrecognized tax benefits would change the effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits
Balance at December 31, 2023	$2,240
Additions based on prior year positions	—
Decreases due to settlements and /or reduction in reserves	—
Balance at December 31, 2024	$2,240
Additions based on prior year positions	—
Decreases due to settlements and /or reduction in reserves	(1,610)
Balance at December 31, 2025	$630
The Company has (received) income taxes for the year ended December 31, 2025 as follows:

Year Ended December 31,
2025
Federal	$—
State and local	(310)
Foreign	—
Cash (received) for income taxes	$(310)
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which extends certain business tax provisions of the 2017 Tax Cuts and Jobs Act. These provisions include the reinstatement of 100% bonus depreciation for qualifying property, full and immediate expensing of domestic research and development expenditures, and the use of EBITDA, rather than EBIT, in calculating adjusted taxable income for purposes of the interest deduction limitation. The OBBBA did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.
The Company’s federal income tax returns subsequent to 2021 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 15 — Retirement Benefits
U.S. Defined Contribution Plan
The Company is the sponsor of a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, that covers substantially all U.S. employees over the age of 21 that have been employed for at least 90 days. The plan allows participants to make pre-tax and Roth after-tax contributions and the Company provides 100% matching on the first 3% and 50% matching on the next 2% of employee’s eligible deferred compensation. Employees are immediately vested in both their contributions and the Company’s matching contributions. In accordance with the provisions of the plan, the Company may make additional discretionary contributions to the accounts of its participants. There were no additional discretionary contributions during the years ended December 31, 2025, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions of $977, $952 and $677, respectively to its U.S. Defined Contribution Plan.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 16 — Commitments and Contingencies
Future Minimum Commitments
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities, which is not within the scope of leases under ASC 842. Future minimum annual commitments under such contracts at December 31, 2025 are as follows:

2026	$2,456
2027	2,449
2028	2,275
2029	2,275
2030	2,275
Thereafter	14,975
Total future minimum annual commitments under these obligations	$26,705
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total performance bonds as of December 31, 2025 was $19,727.

SMART SAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)

NOTE 17 — Supplemental Disclosures of Cash Flow information
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$1,579	$1,413	$1,116
Cash (received) paid for income taxes	$(310)	$(78)	$211
Non-cash investing activities:
Additions to asset retirement obligations	$171	$871	$328
Non-cash financing activities:
Equipment purchased with debt	$3,871	$2,214	$1,206
Capitalized expenditures in accounts payable and accrued expenses	$300	$1,096	$834
Treasury stock purchased with debt	$—	$—	$4,425

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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2024, the Company upgraded its enterprise management and accounting system. Management has maintained its control environment during this transition through risk evaluation, monitoring, communication and separation of duties. Detective and preventative controls have been maintained or enhanced in the new system. We will continue to evaluate whether there are changes that materially affect or are reasonably likely to have materially affected, our internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2025, But Not Reported.
None.
Trading Plans of Directors and Officers

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. — DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2026 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of Smart Sand, Inc., pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.
The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this report.

ITEM 11. — EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive Compensation” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Principal Stockholders” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under “Ratification of the Selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2026” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
(1)The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Charged to cost and expenses	Additions (Deductions)	Balance at End of the Year
Year Ended December 31, 2024
Deferred tax asset valuation allowance	$874	$—	$1,282	$2,156
Year Ended December 31, 2025
Deferred tax asset valuation allowance	$2,156	$—	$(270)	$1,886
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
10.6
Amendment No. 1 to the Smart Sand, Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 Smart Sand Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.7
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Smart Sand, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 18, 2016)

10.8
ABL Credit Agreement, dated September 3, 2024, among Smart Sand, Inc., the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.9
Guarantee and Collateral Agreement, dated September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.10
Amendment No. 1 to Credit Agreement and Guarantee and Collateral Agreement, by and among the Company, the subsidiary borrowers and guarantors party thereto, the lenders party thereto, and First-Citizens Bank & Trust Company, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2025)

10.11*	Technical Report Summary, Frac Sand Resources and Reserves Oakdale Mine, Monroe County, Wisconsin
10.12*	Technical Report Summary, Frac Sand Resources and Reserves Ottawa Mine, Lasalle County, Illinois
10.13*	Technical Report Summary, Frac Sand Resources and Reserves Blair Mine, Jackson and Trempealeau Counties, Wisconsin
19.1	Smart Sand, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Company's Current Report on Form 10-K filed with the SEC on March 4, 2025)
21.1*	List of Subsidiaries of Smart Sand, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of John T. Boyd Company
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*t	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Current Report on Form 10-K filed with the SEC on March 11, 2024)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Compensatory plan, contract or arrangement.
‡	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
t	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 16. — FORM 10-K SUMMARY
None.

Signatures
Date: February 26, 2026
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