Form 10-Q
period 2026-03-31
Smart Sand, Inc.
filed 2026-05-12
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Number of shares of common stock outstanding, par value $0.001 per share, as of May 5, 2026: 42,985,681

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., par value $0.001 per share.

“FCB ABL Credit Facility”, “FCB Credit Agreement”, “FCB Security Agreement”	The five-year senior secured asset-based credit facility (the “FCB ABL Credit Facility”) pursuant to: (i) a credit agreement, dated as of September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto (the “FCB Credit Agreement”); and (ii) a guarantee and collateral agreement, dated as of September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent (the “FCB Security Agreement”).

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,454	$22,551
Accounts receivable	28,396	30,519
Unbilled receivables	121	—
Inventory	30,235	31,081
Prepaid expenses and other current assets	4,824	3,991
Total current assets	83,030	88,142
Property, plant and equipment, net	222,361	223,254
Operating lease right-of-use assets	25,382	23,471
Intangible assets, net	4,094	4,292
Other assets	798	855
Total assets	$335,665	$340,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,497	$9,427
Accrued expenses and other liabilities	22,820	17,544
Deferred revenue	1,041	9,838
Current portion of long-term debt	4,749	4,366
Current portion of operating lease liabilities	9,051	8,765
Total current liabilities	50,158	49,940
Long-term debt	9,156	8,657
Long-term operating lease liabilities	15,908	14,392
Deferred tax liabilities, net	3,206	4,188
Asset retirement obligations	22,760	22,472
Other non-current liabilities	359	668
Total liabilities	101,547	100,317
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 48,817,905 issued and 39,370,739 outstanding at March 31, 2026; 47,805,138 issued and 38,944,619 outstanding at December 31, 2025	38	39
Treasury stock, at cost, 9,447,166 and 8,860,519 shares at March 31, 2026 and December 31, 2025, respectively	(20,101)	(17,393)
Additional paid-in capital	190,021	189,031
Retained earnings	64,213	68,073
Accumulated other comprehensive loss	(53)	(53)
Total stockholders’ equity	234,118	239,697
Total liabilities and stockholders’ equity	$335,665	$340,014

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$92,488	$64,464
SmartSystems revenue	623	1,094
Total revenue	93,111	65,558
Cost of goods sold:
Sand cost of goods sold	85,842	61,673
SmartSystems cost of goods sold	1,161	1,113
Total cost of goods sold	87,003	62,786
Gross profit	6,108	2,772
Operating expenses:
Selling, general and administrative	10,709	9,243
Depreciation and amortization	569	619
Gain on disposal of fixed assets, net	(297)	(40)
Total operating expenses	10,981	9,822
Operating loss	(4,873)	(7,050)
Other income (expenses):
Interest expense, net	(255)	(342)
Other income	96	129
Total other expenses, net	(159)	(213)
Loss before income tax (benefit) expense	(5,032)	(7,263)
Income tax (benefit) expense	(1,172)	16,968
Net loss	$(3,860)	$(24,231)
Net loss per common share:
Basic	$(0.10)	$(0.62)
Diluted	$(0.10)	$(0.62)
Weighted-average number of common shares:
Basic	39,173	39,257
Diluted	39,173	39,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(3,860)	$(24,231)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	4
Comprehensive loss	$(3,860)	$(24,227)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended March 31, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2025	38,944,619	$39	8,860,519	$(17,393)	$189,031	$68,073	$(53)	$239,697
Vesting of restricted stock	999,948	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	960	—	—	960
Employee stock purchase plan compensation	—	—	—	—	10	—	—	10
Employee stock purchase plan issuance	12,819	—	—	—	20	—	—	20
Purchase of treasury stock	(343,998)	(1)	343,998	(1,471)	—	—	—	(1,472)
Restricted stock buy back	(242,649)	(1)	242,649	(1,237)	—	—	—	(1,238)
Net loss	—	—	—	—	—	(3,860)	—	(3,860)
Balance at March 31, 2026	39,370,739	$38	9,447,166	$(20,101)	$190,021	$64,213	$(53)	234,118

Three Months Ended March 31, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Vesting of restricted stock	643,016	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	934	—	—	934
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	14,653	—	—	—	26	—	—	26
Purchase of treasury stock	(135,196)		135,196	(305)				(305)
Restricted stock buy back	(151,386)	—	151,386	(336)	—	—	—	(336)
Net loss	—	—	—	—	—	(24,231)	—	(24,231)
Balance at March 31, 2025	39,438,181	$40	7,864,341	$(15,312)	$186,229	$49,008	$(56)	219,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating activities:
Net loss	$(3,860)	$(24,231)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	7,528	7,299
Amortization of intangible assets	199	198
Net gain on disposal of fixed assets	(297)	(40)
Amortization of deferred financing cost	64	46
Deferred income taxes	(982)	16,662
Stock-based compensation, net	960	934
Employee stock purchase plan compensation	10	6
Changes in assets and liabilities:
Accounts receivable	2,123	13,015
Unbilled receivables	(121)	2,408
Inventory	629	(3,265)
Prepaid expenses and other assets	(721)	(1,712)
Deferred revenue	(8,797)	423
Accounts payable	1,534	(4,061)
Accrued and other expenses	4,774	1,042
Net cash provided by operating activities	3,043	8,724
Investing activities:
Purchases of property, plant and equipment	(2,201)	(3,536)
Proceeds from disposal of assets	—	1
Net cash used in investing activities	(2,201)	(3,535)
Financing activities:
Dividend payments to stockholders	—	(7)
Repayments of notes payable	(1,188)	(955)
Proceeds from revolving credit facility	—	11,000
Repayment of revolving credit facility	—	(11,000)
Payments under finance leases	(61)	(58)
Employee stock purchase plan issuance	20	26
Repurchase of treasury stock from restricted stock vesting	(1,238)	(336)
Repurchase of treasury stock from Repurchase Program	(1,472)	(305)
Net cash used in financing activities	(3,939)	(1,635)
Net (decrease) increase in cash and cash equivalents	(3,097)	3,554
Cash and cash equivalents at beginning of year	22,551	1,554
Cash and cash equivalents at end of period	$19,454	$5,108
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,838	$610
Fixed assets purchased with debt	$2,095	$515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 — Organization and Nature of Business
The Company was incorporated in July 2011 and is headquartered in Yardley, Pennsylvania. The Company operates as a fully integrated frac and industrial sand supply and services company. The Company offers complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. These operations include the excavation, processing and sale of sand as a proppant for hydraulic fracturing operations as well as proppant logistics and wellsite storage solutions through the Company’s SmartSystemsTM products and services. The Company also offers sand to customers for industrial uses through its Industrial Products Solutions (“IPS”) business. These industrial uses include glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, and recreation.
Sand Mines and Processing Facilities
The Company’s integrated Oakdale, Wisconsin facility, with on-site rail infrastructure and sand processing facilities, has access to two Class I rail lines: the Canadian Pacific Railway through the Company’s onsite rail terminal and the Union Pacific Railway through the Company’s nearby Byron, Wisconsin facility. The Company commenced operations at its Oakdale mine and processing facility in July 2012, and subsequently expanded its operations in 2014, 2015 and 2018. The annual processing capacity at the Oakdale facility is approximately 5.5 million tons.
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
In December 2023 and January 2024, the Company acquired the rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively, and commenced operations at these sites servicing the Appalachian Basin in 2024. In September 2025, the Company completed the expansion of its terminal in Dennison, Ohio.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 2 — Summary of Significant Accounting Policies
The information presented below supplements the complete description of our significant accounting policies disclosed in our 2025 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.
Basis of Presentation and Consolidation
The accompanying unaudited quarterly condensed consolidated financial statements (“interim statements”) of the Company are presented in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore do not include all the information and notes required by GAAP. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2025. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025.
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
Additionally, events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and periodic output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector, along with potentially impacting the drilling and completion of new oil and natural gas wells. Recent U.S. actions in Iran and Venezuela have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services. Since demand for frac sand is tied to new well completion activity, which is impacted by current oil and natural gas prices, the Company cannot predict if frac sand prices will increase, decrease or stabilize.
The uncertainty of tariffs could also have an impact on frac sand demand. The Company’s sales into Canada and Mexico are currently exempt from tariffs. Although the Company’s sales into Canada were subject to tariffs in the beginning of 2025, a Surtax Remission Order eliminated such tariffs on the Company’s sand. Trade discussions regarding the Company’s sales into Canada and Mexico are ongoing; however, the Company is not currently subject to tariffs. During the first quarter 2026, approximately 19% of sand volumes sold went to Canada and Mexico. Should the tariff rates change, the Company anticipates that its customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. The Company is currently unable to estimate the effect of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Performance Obligations
The Company recorded $9,838 of deferred revenue on the consolidated balance sheet as of December 31, 2025, all of which has been recognized in the three months ended March 31, 2026. As of March 31, 2026, the Company had $224,486 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $153,917 and $70,569 in the remainder of 2026 and 2027, respectively.
Recent Accounting Pronouncements
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

NOTE 3 — Inventory
Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw material	$738	$611
Work in progress	5,499	8,891
Finished goods	10,504	8,250
Spare parts	13,494	13,329
Total inventory	$30,235	$31,081

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	March 31, 2026	December 31, 2025
Machinery, equipment and tooling	$50,736	$48,865
SmartSystems	33,439	32,583
Vehicles	4,304	4,261
Furniture and fixtures	1,420	1,420
Plant and buildings	223,501	223,104
Real estate properties	7,760	7,738
Railroad and sidings	36,677	36,677
Land and land improvements	40,627	40,627
Asset retirement obligations	23,454	23,454
Mineral properties	7,442	7,442
Deferred mining costs	7,428	6,757
Construction in progress	3,987	2,541
	440,775	435,469
Less: accumulated depreciation and depletion	218,414	212,215
Total property, plant and equipment, net	$222,361	$223,254
Depreciation expense was $7,220 and $6,998 for the three months ended March 31, 2026 and 2025, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	March 31, 2026	December 31, 2025
Employee related expenses	$2,445	$4,999
Accrued equipment expense	155	163
Accrued professional fees	463	309
Accrued royalties	3,324	3,061
Accrued freight and delivery charges	10,706	5,914
Accrued real estate tax	1,399	852
Accrued utilities	1,752	1,165
Sales tax liability	330	355
Other accrued liabilities	2,246	726
Total accrued liabilities	$22,820	$17,544

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	March 31, 2026	December 31, 2025
VFI Equipment Financing	$2,334	$2,276
Notes payable	2,199	1,847
Finance leases	216	243
Current portion of long-term debt	$4,749	$4,366

Long-term debt, net of current portion consists of the following:

	March 31, 2026	December 31, 2025
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing	3,735	4,323
Notes payable	5,386	4,264
Finance leases	35	70
Long-term debt	$9,156	$8,657

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The following summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2026	$—	$2,205	$1,879	$193	$4,277
2027	—	2,940	2,411	65	5,416
2028	—	1,960	2,063	7	4,030
2029	—	—	1,411	—	1,411
2030	—	—	723	—	723
2031 and thereafter	—	—	40	—	40
Total minimum payments	—	7,105	8,527	265	15,897
Amount representing interest	—	(956)	(942)	(14)	(1,912)
Amount representing unamortized lender fees		(80)			(80)
Present value of payments				251
Less: current portion	—	(2,334)	(2,199)	(216)	(4,749)
Total long-term debt	$—	$3,735	$5,386	$35	$9,156

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
The available borrowing amount under the FCB ABL Credit Facility as of March 31, 2026 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of March 31, 2026. There was no interest paid on this facility for the three months ended March 31, 2026.
VFI Equipment Financing
On June 28, 2024, the Company entered into the VFI Equipment Financing with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 11.56%. The Company used the net proceeds to refinance a prior fixed rate facility, and the remainder was added to working capital. The VFI Equipment Financing matures on September 30, 2028. The Company will reacquire the underlying equipment on the lease schedule upon maturity for one dollar.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of March 31, 2026, these notes payable bear interest at rates between 0.00% and 8.49%.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Right-of-use assets
Operating	Operating right-of-use assets	$25,382	$23,471
Financing	Property, plant and equipment, net	234	298
Total right-of use assets		$25,616	$23,769

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$24,959	$23,157
Financing	Long-term debt, current and long-term portions	251	313
Total lease liabilities		$25,210	$23,470
Operating lease costs are recorded as a single expense on the condensed consolidated statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Finance lease cost
Amortization of right-of-use assets	$58	$58
Interest on lease liabilities	7	12
Operating lease cost	3,533	3,162
Short-term lease cost	—	—
Total lease cost	$3,598	$3,232

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$67	$12
Operating cash flows used for operating leases	$6,137	$4,457
Financing cash flows used for finance leases	$61	$58

Right-of-use assets obtained in exchange for new operating lease liabilities	$4,956	$—

Weighted average remaining lease term - finance leases	1.2 years	2.1 years
Weighted average discount rate - finance leases	9.35%	9.51%
Weighted average remaining lease term - operating leases	3.1 years	2.8 years
Weighted average discount rate - operating leases	7.77%	7.31%

Maturities of the Company’s lease liabilities as of March 31, 2026 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$7,878	$193	$8,071
2027	9,036	65	9,101
2028	6,029	7	6,036
2029	3,690	—	3,690
2030	1,457	—	1,457
Thereafter	60	—	60
Total cash lease payments	28,150	265	28,415
Less: amounts representing interest	(3,191)	(14)	(3,205)
Total lease liabilities	$24,959	$251	$25,210

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $22,760 as of March 31, 2026. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2025	$22,472
Accretion expense	288
Balance at March 31, 2026	$22,760

NOTE 9 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems, as of March 31, 2026. The Company evaluates its segment reporting on an ongoing basis. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The chief operating decision maker (“CODM”) is Charles

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Young, the Company’s chief executive officer. The CODM regularly reviews the Company’s GAAP financial statements, as well as the non-GAAP reporting measures when considering the profit and loss of the Company and uses this information in deciding how to allocate resources.
The Sand segment includes both frac sand sales and IPS sales. The sand production process begins the same way for each of these revenue streams. Frac sand primarily consists of four sizes of sand, called grades. IPS begins with these same frac sand grades and may contain additional sizes or custom blends of a variety of grades.
The SmartSystems segment revenue is primarily from the rental of our patented SmartSystems equipment and related services provided to customers. This segment offers customers portable wellsite storage and management solutions that enable customers to unload, store, and deliver proppant at the wellsite.
During the three months ended March 31, 2026, three of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these three customers, two had revenues in the Sand segment and one had revenues in both the Sand and SmartSystems segment. The following tables present additional segment information for the three months ended March 31, 2026 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$92,488	$623	$93,111

Segment cost of goods sold
Logistics costs	$54,883	$—	$54,883
Production costs	24,428	—	24,428
Depreciation, depletion, and accretion of asset retirement obligations	6,531	551	7,082
Other costs (1)	—	610	610
Total cost of goods sold	$85,842	$1,161	$87,003

Gross profit	$6,646	$(538)	$6,108
Total operating expenses			10,981
Total other (expenses) income, net			(159)
Income tax expense (benefit)			(1,172)
Net loss			$(3,860)

Additions to property, plant and equipment	$1,822	$59
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

During the three months ended March 31, 2025, four of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these four customers, all had revenues in the Sand segment. The following tables present additional segment information for the three months ended March 31, 2025 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$64,464	$1,094	$65,558

Segment cost of goods sold
Logistics costs	$36,240	$—	$36,240
Production costs	19,164	—	19,164
Depreciation, depletion, and accretion of asset retirement obligations	6,022	550	6,572
Other costs (1)	247	563	810
Total cost of goods sold	$61,673	$1,113	$62,786

Gross profit	$2,791	$(19)	$2,772
Total operating expenses			9,822
Total other (expenses) income, net			(213)
Income tax expense (benefit)			16,968
Net loss			$(24,231)

Additions to property, plant and equipment	$2,738	$—
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.
The following table presents revenue by geographic location, based on the country in which delivery to the customer occurred for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
United States	$76,000	$65,315
Canada	17,111	243
Total Revenue	$93,111	$65,558

NOTE 10 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. For the three months ended March 31, 2026 and 2025, the effective tax rate was approximately 23.3% and (233.6)%, respectively. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, valuation allowance and state taxes, among other items. For the three months ended March 31, 2026 and 2025, the statutory tax rate was 21.0%.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $630 as of December 31, 2025. There was no material change for the three months ended March 31, 2026.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
The Company believes it will not be able to use all of its tax benefits from some of its tax deductions. Because of this, it has recorded a partial valuation allowance against those benefits, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $5,486 and $1,866, respectively.
The Company’s federal income tax returns subsequent to 2021 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 11 — Concentrations
As of March 31, 2026, four customers accounted for 66% of the Company’s total accounts and unbilled receivables. As of December 31, 2025, four customers accounted for 57% of the Company’s total accounts receivable.
During the three months ended March 31, 2026, 69% of the Company’s revenues were earned from three customers. During the three months ended March 31, 2025, 74% of the Company’s revenues were earned from four customers.
As of March 31, 2026, one vendor accounted for 13% of the Company’s accounts payable. As of December 31, 2025, two vendors accounted for 24% of the Company’s accounts payable.
During the three months ended March 31, 2026, three vendors accounted for 42% of the Company’s cost of goods sold. During the three months ended March 31, 2025, two vendors accounted for 40% of the Company’s cost of goods sold.
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of March 31, 2026 was $19,964.

NOTE 13 — Subsequent Events
On April 9, 2026, the Smart Sand Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on May 5, 2026 to stockholders of record at the close of business on April 22, 2026. The dividend payment returned approximately $3,937 to the Company’s shareholders.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2025 contained in our Annual Report on Form 10-K. We use contribution margin, EBITDA, adjusted EBITDA and free cash flow herein as non-GAAP measures of our financial performance. For further discussion of contribution margin, EBITDA, adjusted EBITDA and free cash flow, see the section entitled “Non-GAAP Financial Measures.” We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). All share amounts are presented in thousands.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2025. Our estimates and forward-looking statements are primarily based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this Report, may adversely affect our results as indicated in forward-looking statements. You should read this Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
Overview
The Company
We are a fully integrated frac and industrial sand supply and services company. We offer complete mine to wellsite proppant supply and logistics solutions to our frac sand customers. We produce low-cost, high quality Northern White sand, which is a premium sand used as proppant to enhance hydrocarbon recovery rates in the hydraulic fracturing of oil and natural gas wells and for a variety of industrial applications. We also offer proppant logistics solutions to our customers through our in-basin transloading terminals and our SmartSystems™ wellsite storage capabilities. In late 2021, we created our Industrial Products Solutions (“IPS”) business in order to diversify our customer base and markets we serve by offering sand for industrial uses. We market our products and services to oil and natural gas exploration and production companies, oilfield service companies, and diversified industrial and commercial customers. We sell our sand through long-term contracts, short-term supply agreements or spot sales in the open market. We provide wellsite proppant storage solutions services and equipment under flexible contract terms custom tailored to meet the needs of our customers. We believe that, among other things: (i) the size and favorable geologic characteristics of our sand reserves; (ii) the strategic location and logistical advantages of our facilities; (iii) our proprietary SmartDepot™ portable wellsite storage silos, SmartPath® wellsite proppant management system

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
and SmartBelt™ conveyor; (iv) access to all Class I rail lines; and (v) the industry experience of our senior management team make us a highly attractive provider of sand and logistics services.
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility, which has access to both the Canadian Pacific and Union Pacific rail networks, is approximately 5.5 million tons. In 2020, we acquired our Ottawa, Illinois mine and processing facility, which has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe rail network. In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National Railway. We commenced operations at the Blair facility in May 2023. In total, we have annual processing capacity of approximately 10.0 million tons across all of our operating facilities.
We directly control five in-basin transloading facilities and have access to third party transloading terminals in substantially all operating basins. These terminals allow us to offer more efficient and sustainable delivery options to our customers. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In December 2023, we acquired the right to operate a terminal in Minerva, Ohio and in January 2024, we acquired the right to operate a terminal in Dennison, Ohio. These two Ohio terminals became operational in 2024. In September 2025, we completed the expansion of our terminal in Dennison, Ohio. We also have rights to use a rail terminal located in El Reno, Oklahoma. Additionally, we have long-standing relationships with third party terminal operators that allow us access to substantially all oil and natural gas exploration production basins of North America.
We offer portable wellsite proppant storage and management solutions to our customers through our SmartSystems products and services. Our SmartSystems enable customers to unload, store and deliver proppant at the wellsite, and rapidly set up, takedown and transport the entire system.
We expanded our IPS product line in 2023 by completing the installation of blending and cooling equipment at our Ottawa, Illinois facility, which we believe provides new opportunities to increase our customer base in the IPS business. We expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreational uses.
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future. Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and periodic output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector. Recent U.S. actions in Iran and Venezuela have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services.
Our sales into Mexico and Canada are currently exempt from tariffs. Although our sales into Canada were subject to tariffs in the beginning of 2025, a Surtax Remission Order eliminated such tariffs on our sand. Should the tariff rates change, we anticipate that our customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. We are currently unable to estimate the effect of current or future events on our future financial position and results of operations. Therefore, we give no assurances that these events will not have a material adverse effect on our financial position or results of operations.
During 2025 and the first quarter of 2026, we experienced an increase in the volume of sand sold as customers increased their activity. There have also been modest sand pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other products in the oilfield services sector. We believe the demand for frac sand will continue to moderately increase, driven by long-term demand for natural gas in North America and continued efforts by oil and natural gas producers to increase the efficiency of well completions and the increased production per well completed, which is leading to increased

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
volume of sand per linear foot of lateral well. Frac sand demand may also increase over the next five years, due to higher levels of drilling and completion of natural gas wells to supply natural gas for increased export capacity of liquefied natural gas (“LNG”) and increased power demand for data centers. North American LNG export capacity is currently expected to grow by over 50% by 2030. Artificial intelligence (“AI”) facilities are being planned in various locations across North America, including near the Marcellus region. Developers of AI facilities are looking for locations near existing natural gas wells, water, infrastructure and people to be able to directly source some of their power supply needs. We are watching AI and LNG export capacity growth closely as a potential long-term driver of demand for our frac sand products and logistical services.
Demand in the IPS business is stable as customers are spread over a wide range of industries including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail, recreation and more. The IPS business is primarily influenced by macroeconomic drivers such as consumer demand and population growth. We believe that as this business grows, it may provide us with the ability to diversify a portion of our sales into more stable, consumer-driven products to help mitigate price volatility in the oil and gas industry.
Since taking office on January 20, 2025, President Trump has issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of numerous Biden-era executive orders, presidential memoranda and other executive actions related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a national energy emergency, directing agencies to expedite conventional energy projects, and several agencies have undertaken actions of a deregulatory nature in accordance with the executive orders, memoranda and emergency declaration. Though our products are not currently subject to tariffs, recently, there have been fluctuating tariffs that may directly or indirectly affect our results of operations. We continue to actively monitor current events, but we are unable to estimate the magnitude of their effect on our future financial position, results of operations or cash flows, or give any assurances that these events will not have a material adverse effect on our financial position, results of operations, or cash flows.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$92,488	$64,464	$28,024	43%
SmartSystems revenue	623	1,094	(471)	(43)%
Total revenue	93,111	65,558	27,553	42%
Cost of goods sold:
Sand cost of goods sold	85,842	61,673	24,169	39%
SmartSystems cost of goods sold	1,161	1,113	48	4%
Total cost of goods sold	87,003	62,786	24,217	39%
Gross profit	6,108	2,772	3,336	120%
Operating expenses:
Selling, general and administrative	10,709	9,243	1,466	16%
Depreciation and amortization	569	619	(50)	(8)%
Gain on disposal of fixed assets, net	(297)	(40)	(257)	643%
Total operating expenses	10,981	9,822	1,159	12%
Operating loss	(4,873)	(7,050)	2,177	31%
Other income (expenses):
Interest expense, net	(255)	(342)	87	25%
Other income	96	129	(33)	(26)%
Total other expenses, net	(159)	(213)	54	25%
Loss before income tax (benefit) expense	(5,032)	(7,263)	2,231	31%
Income tax (benefit) expense	(1,172)	16,968	(18,140)	(107)%
Net loss	$(3,860)	$(24,231)	$20,371	84%
Revenues
Revenues were $93.1 million and tons sold were approximately 1,492,000 for the three months ended March 31, 2026. Revenues for the three months ended March 31, 2025 were $65.6 million, during which time we sold approximately 1,069,000 tons of sand. The key factors contributing to the change in revenues for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 were as follows:
•Sand revenue increased to $92.5 million for the three months ended March 31, 2026 versus $64.5 million for the three months ended March 31, 2025. Total volumes increased by approximately 40% and sand pricing per ton was slightly higher in the current period.
•SmartSystems revenue was approximately $0.6 million for the three months ended March 31, 2026 compared to $1.1 million for the three months ended March 31, 2025. The decline in SmartSystems revenue was due to lower utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Cost of Goods Sold
Cost of goods sold was $87.0 million and $62.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in production costs, freight and transloading costs.
Gross Profit
Gross profit was $6.1 million and $2.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The gross profit for the three months ended March 31, 2026 was higher, compared to the three months ended March 31, 2025, due primarily to higher sales volumes in the current period.
Operating Expenses
Selling, general and administrative expenses were $10.7 million for the three months ended March 31, 2026 compared to $9.2 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was driven by increased wages and royalties on higher sales volumes. The gain on disposal of assets of $0.3 million for the three months ended March 31, 2026 was primarily related to disposals of heavy equipment.
We incurred $0.3 million of net interest expense for both the three months ended March 31, 2026 and March 31, 2025.
Income Tax (Benefit) Expense
For the three months ended March 31, 2026 and March 31, 2025, our effective tax rate was approximately 23.3% and (233.6)%, respectively. We are required to record our interim period income tax (benefit) expense in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, valuation allowance, and state taxes, among other items. The biggest driver of our income tax (benefit) expense is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax (benefit) expense calculation. We do not expect to be a payer of federal income tax in 2026 and we expect to pay an immaterial amount of state income taxes in 2026. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of March 31, 2026, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of March 31, 2026, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statements of operations.
Net Loss
Net loss was $3.9 million for the three months ended March 31, 2026 as compared to net loss of $24.2 million for the three months ended March 31, 2025. Net loss decreased in the current period primarily due to a decrease in our income tax (benefit) expense. Income tax (benefit) expense often distorts our results of operations due to variances between amounts recorded for GAAP and the amount we pay in a reporting period. We calculate our income tax expense as required by GAAP, but we do not expect to be a payer of any material income taxes for the full year 2026. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use non-GAAP measures of contribution margin, adjusted EBITDA, and free cash flow as measures of our performance.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per ton amounts)
Revenue	$93,111	$65,558
Cost of goods sold	87,003	62,786
Gross profit	6,108	2,772
Depreciation, depletion, and accretion of asset retirement obligations	7,081	6,805
Contribution margin	$13,189	$9,577
Contribution margin per ton	$8.84	$8.96
Total tons sold	1,492	1,069
Contribution margin was $13.2 million and $9.6 million, or $8.84 and $8.96 per ton sold, for the three months ended March 31, 2026 and 2025, respectively. Contribution margin was higher compared to the same period in 2025 primarily due to increased sales volumes at a slightly higher average selling price.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(3,860)	$(24,231)
Depreciation, depletion and amortization	7,439	7,205
Income tax (benefit) expense and other taxes	(1,172)	16,968
Interest expense	394	372
EBITDA	$2,801	$314
Net gain on disposal of fixed assets	(297)	(40)
Equity compensation	913	859
Acquisition and development costs	71	—
Accretion of asset retirement obligations	288	293
Adjusted EBITDA	$3,776	$1,426
Adjusted EBITDA was $3.8 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025. The increase in adjusted EBITDA for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to higher sales volumes of sand sold.
Free Cash Flow
Free cash flow, which we define as net cash provided by operating activities less purchases of property, plant and equipment, is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors and commercial banks, to measure the liquidity of our business.
Net cash provided by operating activities is the GAAP measure most directly comparable to free cash flow. Free cash flow should not be considered an alternative to net cash provided by operating activities presented in accordance with GAAP. Because free cash flow may be defined differently by other companies in our industry, our definition of free cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
reconciliation of net cash provided by operating activities to free cash flow.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$3,043	$8,724
Purchases of property, plant and equipment	(2,201)	(3,536)
Free cash flow	$842	$5,188
Free cash flow was $0.8 million for the three months ended March 31, 2026 compared to $5.2 million for the three months ended March 31, 2025. The decrease in free cash flow for the three months ended March 31, 2026 was primarily due to lower cash flow from operating activities, driven by the difference between cash received and revenue recognized related to significant customer prepayments received in the prior quarter and recognized as revenue in the current quarter.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of March 31, 2026, cash on hand was $19.5 million and we had $30.0 million in undrawn availability on our FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Dividends
On April 9, 2026, our Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on May 5, 2026 to stockholders of record at the close of business on April 22, 2026. The dividend payment returned approximately $3.9 million to our shareholders.
Share Repurchase Program
On February 23, 2026, our Board of Directors approved a two-year share repurchase program under which we may purchase up to $20.0 million of our common stock (the “New Repurchase Program”). The New Repurchase Program went into effect on April 3, 2026 upon the expiration of our previous share repurchase program and will continue through April 2, 2028. Pursuant to the New Repurchase Program, we may repurchase our ordinary shares from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The New Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The New Repurchase Program does not obligate us to acquire any particular amount of ordinary shares, and the New Repurchase Program may be modified or suspended at any time at our discretion. No repurchases have been made under the New Repurchase Program.
On October 3, 2024, our Board of Directors approved an eighteen-month share repurchase program under which we could purchase up to $10.0 million of our ordinary shares (the “Prior Repurchase Program”). Under the Prior Repurchase Program, we have repurchased 1,347,600 shares of our common stock for $3.6 million and the Prior Repurchase Program was completed on April 2, 2026.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
10b5-1 Trading Plan
On March 3, 2026, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We implemented this written trading plan in connection with our Repurchase Program. The trading plan permitted the purchase of up to a total of $2.5 million of our shares (including commissions). The number of shares of Company common stock to be purchased on any purchase day was up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. We repurchased $1.5 million of shares under this 10b5-1 Trading Plan during the three months ended March 31, 2026.
On November 20, 2025, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We implemented this written trading plan in connection with our Repurchase Program. The trading plan permitted the purchase of up to a total of $2.5 million of our shares (including commissions). The number of shares of Company common stock to be purchased on any purchase day was up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. No shares were repurchased under this 10b5-1 Trading Plan. The 10b5-1 Trading Plan was terminated in March 2026.
Capital Requirements
We expect full year 2026 capital expenditures to be between $15.0 million and $20.0 million, consisting primarily of capital to open new mining areas for development and efficiency projects at our Oakdale, Blair and Ottawa facilities. We expect to fund these capital expenditures with existing cash from operations, equipment financing options available to us or borrowings under the FCB ABL Credit Facility.
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of our SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of March 31, 2026 was $6.1 million. Minimum cash payments on this facility for the remainder of 2026 are anticipated to be $2.2 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of March 31, 2026 was $7.6 million. Minimum cash payments on these notes payable for the remainder of 2026 are anticipated to be $1.9 million. There were no outstanding borrowings on our FCB ABL Credit Facility as of March 31, 2026.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of March 31, 2026 were $25.0 million. Minimum cash payments on operating leases for the remainder of 2026 are anticipated to be $7.9 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 11 years.
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $20.0 million as of March 31, 2026.
Contractual Obligations
As of March 31, 2026, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.

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
Customer Concentration
For the three months ended March 31, 2026, EOG Resources, Inc., EQT Corporation and ARC Resources, Ltd. accounted for 31.1%, 20.2% and 17.6% of total revenue, respectively. For the three months ended March 31, 2025, revenue from EQT Corporation, Encino Energy, Expand Energy Corporation and CNX Resources Corporation accounted for 35.5%, 13.2%, 12.9% and 12.6% of total revenue, respectively.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2026.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2026 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the first quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 12 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three months ended March 31, 2026.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2026, no shares were sold by the Company without registration under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 3, 2024, our Board of Directors approved an eighteen-month share repurchase program under which we could purchase up to $10.0 million of our ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase our ordinary shares from time to time, in amounts, at prices and at such times as management deemed appropriate, subject to market conditions and other considerations. The following table outlines purchases of our common stock under the Repurchase Program during the quarter ended March 31, 2026. The Repurchase Program was completed on April 2, 2026.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
January 2026	—	$—	—	$7,904,773
February 2026	—	$—	—	$7,904,773
March 2026	343,998	$4.28	343,998	$6,432,889
	343,998		343,998
On February 23, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our outstanding shares of common stock (the “New Repurchase Program”). The New Repurchase Program took effect on April 3, 2026 after completion of the Prior Repurchase Program and will continue through April 2, 2028. The timing, manner, price, and amount of any repurchases under the New Repurchase Program will be determined at our discretion. Purchases may be effected through open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or other means. The New Repurchase Program does not obligate us to acquire any particular amount of ordinary shares and the New Repurchase Program may be modified or suspended at any time at our discretion.

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

ITEM 5.  OTHER INFORMATION
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2026.

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

Smart Sand, Inc.

May 12, 2026	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

May 12, 2026	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)