Form 10-Q
period 2026-06-30
Smart Sand, Inc.
filed 2026-08-11
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Number of shares of common stock outstanding, par value $0.001 per share, as of August 4, 2026: 42,399,061

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,197	$22,551
Accounts receivable	45,048	30,519
Unbilled receivables	727	—
Inventory	31,636	31,081
Prepaid expenses and other current assets	4,979	3,991
Total current assets	92,587	88,142
Property, plant and equipment, net	220,721	223,254
Operating lease right-of-use assets	29,118	23,471
Intangible assets, net	3,896	4,292
Other assets	740	855
Total assets	$347,062	$340,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,434	$9,427
Accrued expenses and other liabilities	20,826	17,544
Deferred revenue	1,583	9,838
Current portion of long-term debt	6,066	4,366
Current portion of operating lease liabilities	9,948	8,765
Total current liabilities	54,857	49,940
Long-term debt	8,596	8,657
Long-term operating lease liabilities	18,754	14,392
Deferred tax liabilities, net	3,162	4,188
Asset retirement obligations	23,049	22,472
Other non-current liabilities	547	668
Total liabilities	108,965	100,317
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 48,896,314 issued and 38,958,338 outstanding at June 30, 2026; 47,805,138 issued and 38,944,619 outstanding at December 31, 2025	38	39
Treasury stock, at cost, 9,937,976 and 8,860,519 shares at June 30, 2026 and December 31, 2025, respectively	(22,713)	(17,393)
Additional paid-in capital	190,742	189,031
Retained earnings	70,082	68,073
Accumulated other comprehensive loss	(52)	(53)
Total stockholders’ equity	238,097	239,697
Total liabilities and stockholders’ equity	$347,062	$340,014

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$113,849	$84,590	$206,337	$149,054
SmartSystems revenue	1,201	1,180	1,824	2,274
Total revenue	115,050	85,770	208,161	151,328
Cost of goods sold:
Sand cost of goods sold	93,861	75,673	179,703	137,331
SmartSystems cost of goods sold	1,364	1,140	2,525	2,268
Total cost of goods sold	95,225	76,813	182,228	139,599
Gross profit	19,825	8,957	25,933	11,729
Operating expenses:
Selling, general and administrative	9,382	9,110	20,091	18,353
Depreciation and amortization	552	604	1,121	1,223
Gain on disposal of fixed assets, net	(160)	(680)	(457)	(720)
Total operating expenses	9,774	9,034	20,755	18,856
Operating income (loss)	10,051	(77)	5,178	(7,127)
Other income (expenses):
Interest expense, net	(303)	(316)	(558)	(658)
Other income	472	66	568	195
Total other income (expenses), net	169	(250)	10	(463)
Income (loss) before income tax expense (benefit)	10,220	(327)	5,188	(7,590)
Income tax expense (benefit)	52	(21,723)	(1,120)	(4,755)
Net income (loss)	$10,168	$21,396	$6,308	$(2,835)
Net income (loss) per common share:
Basic	$0.26	$0.55	$0.16	$(0.07)
Diluted	$0.25	$0.54	$0.15	$(0.07)
Weighted-average number of common shares:
Basic	39,260	39,207	39,217	39,232
Diluted	41,372	39,378	41,252	39,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$10,168	$21,396	$6,308	$(2,835)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	—	1	4
Comprehensive income (loss)	$10,169	$21,396	$6,309	$(2,831)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six Months Ended June 30, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2025	38,944,619	$39	8,860,519	$(17,393)	$189,031	$68,073	$(53)	$239,697
Vesting of restricted stock	999,948	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	960	—	—	960
Employee stock purchase plan compensation	—	—	—	—	10	—	—	10
Employee stock purchase plan issuance	12,819	—	—	—	20	—	—	20
Purchase of treasury stock	(343,998)	(1)	343,998	(1,471)	—	—	—	(1,472)
Restricted stock buy back	(242,649)	(1)	242,649	(1,237)	—	—	—	(1,238)
Net loss	—	—	—	—	—	(3,860)	—	(3,860)
Balance at March 31, 2026	39,370,739	$38	9,447,166	$(20,101)	$190,021	$64,213	$(53)	234,118
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,299)	—	(4,299)
Vesting of restricted stock	78,409	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	712	—	—	712
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Purchase of treasury stock	(470,088)	—	470,088	(2,499)	—	—	—	(2,499)
Restricted stock buy back	(20,722)	—	20,722	(113)	—	—	—	(113)
Net income	—	—	—	—	—	10,168	—	10,168
Balance at June 30, 2026	38,958,338	$38	9,937,976	$(22,713)	$190,742	$70,082	$(52)	$238,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Six Months Ended June 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Vesting of restricted stock	643,016	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	934	—	—	934
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	14,653	—	—	—	26	—	—	26
Purchase of treasury stock	(135,196)		135,196	(305)				(305)
Restricted stock buy back	(151,386)	—	151,386	(336)	—	—	—	(336)
Net loss	—	—	—	—	—	(24,231)	—	(24,231)
Balance at March 31, 2025	39,438,181	$40	7,864,341	$(15,312)	$186,229	$49,008	$(56)	219,909
Vesting of restricted stock	89,908	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	987	—	—	987
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Purchase of treasury stock	(854,779)	(1)	854,779	(1,761)	—	—	—	(1,762)
Restricted stock buy back	(18,890)	—	18,890	(36)	—	—	—	(36)
Net income	—	—	—	—	—	21,396	—	21,396
Balance at June 30, 2025	38,654,420	$39	8,738,010	$(17,109)	$187,222	$70,404	$(56)	240,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating activities:
Net income (loss)	$6,308	$(2,835)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	15,240	14,604
Amortization of intangible assets	398	396
Net gain on disposal of fixed assets	(457)	(720)
Amortization of deferred financing cost	129	121
Provision for bad debt	13	—
Deferred income taxes	(1,026)	(4,611)
Stock-based compensation, net	1,672	1,921
Employee stock purchase plan compensation	19	12
Changes in assets and liabilities:
Accounts receivable	(14,542)	(6,195)
Unbilled receivables	(727)	5,310
Inventory	(771)	(3,616)
Prepaid expenses and other assets	(1,066)	(789)
Deferred revenue	(8,255)	(36)
Accounts payable	6,516	(1,284)
Accrued and other expenses	3,005	1,309
Net cash provided by operating activities	6,456	3,587
Investing activities:
Purchases of property, plant and equipment	(6,969)	(6,212)
Proceeds from disposal of assets	1	740
Net cash used in investing activities	(6,968)	(5,472)
Financing activities:
Dividend payments to stockholders	(4,143)	(79)
Repayments of notes payable	(2,273)	(1,762)
Proceeds from revolving credit facility	—	25,000
Repayment of revolving credit facility	—	(16,000)
Payments under finance leases	(124)	(112)
Payment of deferred financing and debt issuance costs	—	(10)
Employee stock purchase plan issuance	20	26
Repurchase of treasury stock from restricted stock vesting	(1,350)	(372)
Repurchase of treasury stock from Repurchase Program	(3,972)	(2,067)
Net cash used in financing activities	(11,842)	4,624
Net (decrease) increase in cash and cash equivalents	(12,354)	2,739
Cash and cash equivalents at beginning of year	22,551	1,554
Cash and cash equivalents at end of period	$10,197	$4,293
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$791	$1,081
Fixed assets purchased with debt	$3,998	$1,846
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
In September 2020, the Company acquired two frac sand mines and related processing facilities in Ottawa, Illinois and New Auburn, Wisconsin. The Ottawa facility has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe (“BNSF”) Class I rail line through the Company’s Peru, Illinois transload facility. The Company began operating the Ottawa mine and processing facility and Peru transload facility in October 2020. The Company has no plans to operate the New Auburn facility for the foreseeable future.
In March 2022, the Company acquired its Blair, Wisconsin frac sand mine and related processing facility. The Blair facility has an annual processing capacity of approximately 2.9 million tons and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National Railway. The Company began operating the Blair mine and processing facility in May 2023.
Transload & Logistics Solutions
In March 2018, the Company acquired the rights to operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin and began operations there in April 2018.
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
In December 2023 and January 2024, the Company acquired the rights to use transloading terminals in Minerva, Ohio and Dennison, Ohio, respectively, and commenced operations at these sites servicing the Appalachian Basin in 2024. In September 2025, the Company completed the expansion of the Dennison terminal.
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
Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and periodic output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector, along with potentially impacting the drilling and completion of new oil and natural gas wells. Recent U.S. actions in Iran and Venezuela have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services. Anticipated increasing demand for natural gas in North America to support increased LNG export capacity and power generation needs for new data center development may impact the demand for frac sand. Since demand for frac sand is tied to new well completion activity, which is impacted by current oil and natural gas demand, the Company cannot predict if frac sand prices will increase, decrease or stabilize.
The uncertainty of tariffs could also have an impact on frac sand demand. The Company’s sales into Canada and Mexico are currently exempt from tariffs. Although the Company’s sales into Canada were subject to tariffs in the beginning of 2025, a Surtax Remission Order eliminated such tariffs on the Company’s sand. Trade discussions regarding the Company’s sales into Canada and Mexico are ongoing; however, the Company is not currently subject to tariffs. Year to date through June 30, 2026, approximately 17% of sales went to Canada and Mexico. Should the tariff rates change, the Company anticipates that its customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. The Company is currently unable to estimate the effect of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Performance Obligations
The Company recorded $9,838 of deferred revenue on the consolidated balance sheet as of December 31, 2025, all of which has been recognized in the six months ended June 30, 2026. As of June 30, 2026, the Company had $191,874 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $111,487 and $80,387 in the remainder of 2026 and 2027, respectively.

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

NOTE 3 — Inventory
Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw material	$830	$611
Work in progress	8,938	8,891
Finished goods	7,927	8,250
Spare parts	13,941	13,329
Total inventory	$31,636	$31,081

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	June 30, 2026	December 31, 2025
Machinery, equipment and tooling	$53,463	$48,865
SmartSystems	33,439	32,583
Vehicles	4,476	4,261
Furniture and fixtures	1,420	1,420
Plant and buildings	224,929	223,104
Real estate properties	7,760	7,738
Railroad and sidings	36,677	36,677
Land and land improvements	40,627	40,627
Asset retirement obligations	23,454	23,454
Mineral properties	7,442	7,442
Deferred mining costs	9,179	6,757
Construction in progress	3,694	2,541
	446,560	435,469
Less: accumulated depreciation and depletion	225,839	212,215
Total property, plant and equipment, net	$220,721	$223,254
Depreciation expense was $7,411 and $7,026 for the three months ended June 30, 2026 and 2025, respectively, and $14,631 and $14,024 for the six months ended June 30, 2026 and 2025, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	June 30, 2026	December 31, 2025
Employee related expenses	$2,392	$4,999
Accrued equipment expense	175	163
Accrued professional fees	525	309
Accrued royalties	3,298	3,061
Accrued freight and delivery charges	7,260	5,914
Accrued real estate tax	1,946	852
Accrued utilities	1,705	1,165
Sales tax liability	846	355
Other accrued liabilities	2,679	726
Total accrued liabilities	$20,826	$17,544

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	June 30, 2026	December 31, 2025
VFI Equipment Financing	$2,405	$2,276
Notes payable	3,491	1,847
Finance leases	170	243
Current portion of long-term debt	$6,066	$4,366

Long-term debt, net of current portion consists of the following:

	June 30, 2026	December 31, 2025
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing	3,115	4,323
Notes payable	5,461	4,264
Finance leases	20	70
Long-term debt	$8,596	$8,657

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The following summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2026	$—	$1,470	$2,061	$126	$3,657
2027	—	2,940	3,138	65	6,143
2028	—	1,960	2,301	7	4,268
2029	—	—	1,576	—	1,576
2030	—	—	754	—	754
2031 and thereafter	—	—	40	—	40
Total minimum payments	—	6,370	9,870	198	16,438
Amount representing interest	—	(777)	(918)	(8)	(1,703)
Amount representing unamortized lender fees		(73)			(73)
Present value of payments				190
Less: current portion	—	(2,405)	(3,491)	(170)	(6,066)
Total long-term debt	$—	$3,115	$5,461	$20	$8,596

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
The available borrowing amount under the FCB ABL Credit Facility as of June 30, 2026 was $30,000 and is based on the Company’s eligible accounts receivable and inventory. The Company had no borrowings outstanding and $30,000 available to be drawn under this facility as of June 30, 2026. There was no interest paid on this facility for the six months ended June 30, 2026.
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

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of June 30, 2026, these notes payable bear interest at rates between 0.00% and 8.49%.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	June 30, 2026	December 31, 2025
Right-of-use assets
Operating	Operating right-of-use assets	$29,118	$23,471
Financing	Property, plant and equipment, net	176	298
Total right-of use assets		$29,294	$23,769

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$28,702	$23,157
Financing	Long-term debt, current and long-term portions	190	313
Total lease liabilities		$28,892	$23,470
Operating lease costs are recorded as a single expense on the condensed consolidated statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost
Amortization of right-of-use assets	$58	$58	$116	$116
Interest on lease liabilities	5	11	12	23
Operating lease cost	3,525	3,277	7,058	6,439
Total lease cost	$3,588	$3,346	$7,186	$6,578

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$12	$24
Operating cash flows used for operating leases	$7,159	$6,907
Financing cash flows used for finance leases	$124	$112

Right-of-use assets obtained in exchange for new operating lease liabilities	$11,675	$8,954

Weighted average remaining lease term - finance leases	1.0 years	1.8 years
Weighted average discount rate - finance leases	9.23%	9.49%
Weighted average remaining lease term - operating leases	3.1 years	2.9 years
Weighted average discount rate - operating leases	7.83%	7.55%

Maturities of the Company’s lease liabilities as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$5,643	$126	$5,769
2027	11,356	65	11,421
2028	8,090	7	8,097
2029	4,975	—	4,975
2030	2,102	—	2,102
Thereafter	227	—	227
Total cash lease payments	32,393	198	32,591
Less: amounts representing interest	(3,691)	(8)	(3,699)
Total lease liabilities	$28,702	$190	$28,892

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $23,049 as of June 30, 2026. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2025	$22,472
Accretion expense	577
Balance at June 30, 2026	$23,049

NOTE 9 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems, as of June 30, 2026. The Company evaluates its segment reporting on an ongoing basis. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The chief operating decision maker (“CODM”) is Charles

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Young, the Company’s chief executive officer. The CODM regularly reviews the Company’s GAAP financial statements, as well as the non-GAAP reporting measures when considering the profit and loss of the Company and uses this information in deciding how to allocate resources.
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
During the three months ended June 30, 2026, three of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these three customers, two had revenues in the Sand segment and one had revenues in both the Sand and SmartSystems segment. The following tables present additional segment information for the three months ended June 30, 2026 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$113,849	$1,201	$115,050

Segment cost of goods sold
Logistics costs	$63,102	$—	$63,102
Production costs	24,048	—	24,048
Depreciation, depletion, and accretion of asset retirement obligations	6,711	569	7,280
Other costs (1)	—	795	795
Total cost of goods sold	$93,861	$1,364	$95,225

Gross profit	$19,988	$(163)	$19,825
Total operating expenses			9,774
Total other income, net			169
Income tax expense (benefit)			52
Net income			$10,168

Additions to property, plant and equipment	$8,848	$49
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the six months ended June 30, 2026, three of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these three customers, two had revenues in the Sand segment and one had revenues in both the Sand and SmartSystems segment. The following tables present additional segment information for the six months ended June 30, 2026 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$206,337	$1,824	$208,161

Segment cost of goods sold
Logistics costs	$117,985	$—	$117,985
Production costs	48,476	—	48,476
Depreciation, depletion, and accretion of asset retirement obligations	13,242	1,120	14,362
Other costs (1)	—	1,405	1,405
Total cost of goods sold	$179,703	$2,525	$182,228

Gross profit	$26,634	$(701)	$25,933
Total operating expenses			20,755
Total other income, net			10
Income tax expense (benefit)			(1,120)
Net income			$6,308

Additions to property, plant and equipment	$10,670	$108
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the three months ended June 30, 2025, two of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these two customers, both had revenues in the Sand segment. The following tables present additional segment information for the three months ended June 30, 2025 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$84,590	$1,180	$85,770

Segment cost of goods sold
Logistics costs	$48,089	$—	$48,089
Production costs	21,308	—	21,308
Depreciation, depletion, and accretion of asset retirement obligations	6,276	551	6,827
Other costs (1)	—	589	589
Total cost of goods sold	$75,673	$1,140	$76,813

Gross profit	$8,917	$40	$8,957
Total operating expenses			9,034
Total other expenses			(250)
Income tax expense (benefit)			(21,723)
Net income			$21,396

Additions to property, plant and equipment	$3,066	$31
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the six months ended June 30, 2025, three of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these three customers, all had revenues in the Sand segment. The following tables present additional segment information for the six months ended June 30, 2025 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$149,054	$2,274	$151,328

Segment cost of goods sold
Logistics costs	$84,329	$—	$84,329
Production costs	40,470	—	40,470
Depreciation, depletion, and accretion of asset retirement obligations	12,532	1,101	13,633
Other costs (1)	—	1,167	1,167
Total cost of goods sold	$137,331	$2,268	$139,599

Gross profit	$11,723	$6	$11,729
Total operating expenses			18,856
Total other expenses			(463)
Income tax expense (benefit)			(4,755)
Net loss			$(2,835)

Additions to property, plant and equipment	$5,804	$31
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.
The following table presents revenue by geographic location, based on the country in which delivery to the customer occurred for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$99,131	$81,320	$175,131	$146,635
Canada	15,919	4,450	33,030	4,693
Total Revenue	$115,050	$85,770	$208,161	$151,328

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
NOTE 10 — Earnings Per Share

Basic net income (loss) per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of shares of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although shares of restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive were 0 and 2,378 for the three months ended June 30, 2026 and 2025, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive were 0 and 312 for the six months ended June 30, 2026 and 2025, respectively. In periods with a net loss, there is no difference between basic and diluted net loss per share of common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income (loss) per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding	39,260	39,207	39,217	39,232
Assumed conversion of restricted stock	2,112	171	2,035	—
Diluted weighted average common stock outstanding	41,372	39,378	41,252	39,232

NOTE 11 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. For the three months ended June 30, 2026 and 2025, the effective tax rate was approximately 0.5% and 6643.1%, respectively. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, valuation allowance and state taxes, among other items. For the three and six months ended June 30, 2026 and 2025, the statutory tax rate was 21.0%.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $630 as of December 31, 2025. There was no material change for the six months ended June 30, 2026.
The Company believes it will not be able to use all of its tax benefits from some of its tax deductions. Because of this, it has recorded a partial valuation allowance against those benefits, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $2,686 and $1,866, respectively.
The Company’s federal income tax returns subsequent to 2021 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 12 — Stock-Based Compensation
Equity Incentive Plan and Employee Stock Purchase Plan
On June 2, 2026, the Company’s stockholders approved the Smart Sand, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which replaced the Company’s Amended and Restated 2016 Omnibus Incentive Plan. The 2026 Plan permits grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards to employees, non-employee directors and consultants. Subject to adjustment pursuant to the terms of the 2026 Plan, the maximum number of shares of the Company’s common stock available for issuance under the 2026 Plan is 2.4 million

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
shares, plus certain shares that remain available under, or subsequently become available from, the 2016 Plan in accordance with the terms of the 2026 Plan.
On June 2, 2026, the Company’s stockholders approved the Smart Sand, Inc. 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which replaced the Company’s 2016 Employee Stock Purchase Plan. Subject to adjustment pursuant to the terms of the 2026 ESPP, 3.0 million shares of the Company’s common stock have been reserved for issuance under the 2026 ESPP. The purchase price of shares under the 2026 ESPP is 85% of the lower of the fair market value of the Company’s common stock on the first day or last day of each six-month offering period. Employee purchases may not exceed 20% of their gross compensation during an offering period.
Other than the adoption of the 2026 Plan and the 2026 ESPP described above, stock-based compensation expense and related award activity, including grants and vesting activity, were not materially different from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 13 — Concentrations
As of June 30, 2026, four customers accounted for 68% of the Company’s total accounts and unbilled receivables. As of December 31, 2025, four customers accounted for 57% of the Company’s total accounts receivable.
During the three months ended June 30, 2026, 54% of the Company’s revenues were earned from three customers. During the three months ended June 30, 2025, 39% of the Company’s revenues were earned from two customers. During the six months ended June 30, 2026, 61% of the Company’s revenues were earned from three customers. During the six months ended June 30, 2025, 54% of the Company’s revenues were earned from three customers.
As of June 30, 2026, one vendor accounted for 24% of the Company’s accounts payable. As of December 31, 2025, two vendors accounted for 24% of the Company’s accounts payable.
During the three months ended June 30, 2026, three vendors accounted for 54% of the Company’s cost of goods sold. During the three months ended June 30, 2025, two vendors accounted for 34% of the Company’s cost of goods sold. During the six months ended June 30, 2026, three vendors accounted for 48% of the Company’s cost of goods sold. During the six months ended June 30, 2025, two vendors accounted for 36% of the Company’s cost of goods sold.
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of June 30, 2026 was $19,959.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 15 — Subsequent Events
Dividend Declaration
On July 16, 2026, the Company’s Board of Directors declared a special dividend of $0.10 per share of common stock, which will be paid on August 12, 2026 to stockholders of record at the close of business on July 28, 2026. The dividend payment will return approximately $4,239 to the Company’s shareholders.

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
We have steadily grown our IPS business since its inception in late 2021. We expect to continue to expand and diversify to serve the major industrial markets throughout North America, including glass, foundry, building products, filtration, geothermal, renewables, ceramics, turf & landscape, retail and recreational uses.
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future. Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, the management of strategic petroleum reserves in various countries, and periodic output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector. Recent U.S. actions in Iran and Venezuela have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services. Anticipated increasing demand for natural gas in North America to support increased LNG export capacity and power generation needs for new data center development may impact the demand for frac sand.
Our sales into Mexico and Canada are currently exempt from tariffs. Although our sales into Canada were subject to tariffs in early 2025, a Surtax Remission Order eliminated such tariffs on our sand. Should the tariff rates change, we anticipate that our customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. We are currently unable to estimate the effect of current or future events on our future financial position and results of operations. Therefore, we give no assurances that these events will not have a material adverse effect on our financial position or results of operations.
During the first half of 2026, we experienced an increase in the volume of sand sold as customers increased their activity. There have also been modest sand pricing fluctuations over the periods presented, but we believe the fluctuation is consistent with other products in the oilfield services sector. We believe the demand for frac sand will continue to increase, driven by long-term demand for natural gas in North America and continued efforts by oil and natural gas producers to increase the efficiency of well completions and the increased production per well completed, which is leading to increased volume of sand

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
per linear foot of lateral well. Frac sand demand may also increase over the next five years due to higher levels of drilling and completion of natural gas wells to supply natural gas for increased export capacity of liquefied natural gas (“LNG”) and increased power demand for data centers. North American LNG export capacity is currently expected to grow by over 50% by 2030. Artificial intelligence (“AI”) facilities are being planned in various locations across North America, including near the Marcellus region. Developers of AI facilities are looking for locations near existing natural gas wells, water, infrastructure and labor to be able to directly source some of their power supply needs. We are watching AI and LNG export capacity growth closely as a potential long-term driver of demand for our frac sand products and logistical services.
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

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$113,849	$84,590	$29,259	35%
SmartSystems revenue	1,201	1,180	21	2%
Total revenue	115,050	85,770	29,280	34%
Cost of goods sold:
Sand cost of goods sold	93,861	75,673	18,188	24%
SmartSystems cost of goods sold	1,364	1,140	224	20%
Total cost of goods sold	95,225	76,813	18,412	24%
Gross profit	19,825	8,957	10,868	121%
Operating expenses:
Selling, general and administrative	9,382	9,110	272	3%
Depreciation and amortization	552	604	(52)	(9)%
Gain on disposal of fixed assets, net	(160)	(680)	520	76%
Total operating expenses	9,774	9,034	740	8%
Operating income (loss)	10,051	(77)	10,128	13,153%
Other income (expenses):
Interest expense, net	(303)	(316)	13	4%
Other income	472	66	406	615%
Total other income (expenses), net	169	(250)	419	168%
Income (loss) before income tax expense (benefit)	10,220	(327)	10,547	3,225%
Income tax expense (benefit)	52	(21,723)	21,775	100%
Net income	$10,168	$21,396	$(11,228)	(52)%
Revenues
Revenues were $115.1 million and tons sold were approximately 1,864,000 for the three months ended June 30, 2026. Revenues for the three months ended June 30, 2025 were $85.8 million, during which time we sold approximately 1,424,000 tons of sand. The key factors contributing to the increase of $29.3 million in revenues for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were an approximate 31% increase in total sales volumes and slightly higher sand pricing.
Cost of Goods Sold
Cost of goods sold was $95.2 million and $76.8 million for the three months ended June 30, 2026 and 2025, respectively. The increase in cost of goods sold for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to higher volumes sold in the current period and the related increase in mining, production and freight costs.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Gross Profit
Gross profit was $19.8 million for the three months ended June 30, 2026, compared to $9.0 million for the three months ended June 30, 2025. The increase in profitability for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to higher sales volumes. As volumes increased, incremental tons sold contributed to higher margins, resulting in a gross profit increase that outpaced revenue on a percentage basis.
Operating Expenses
Selling, general and administrative expenses increased to $9.4 million for the three months ended June 30, 2026 compared to $9.1 million for the three months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily due to higher royalty expense associated with higher sales volumes for the three months ended June 30, 2026.
Interest Expense, net
We incurred $0.3 million and $0.3 million of net interest expense for the three months ended June 30, 2026 and 2025, respectively.
Other Income
Other income was $0.5 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase in other income was primarily attributable to a $0.4 million equipment cost recovery related to previously incurred costs.
Income Tax Expense (Benefit)
For the three months ended June 30, 2026 and 2025, our effective tax rate was approximately 0.5% and 6643.1%, respectively. We are required to record our interim period income tax expense (benefit) in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, valuation allowance, and state taxes, among other items. The biggest driver of our income tax expense (benefit) is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax expense (benefit) calculation. We do not expect to be a payer of federal income tax in 2026 and we expect to pay an immaterial amount of state income taxes in 2026. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of June 30, 2026, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of June 30, 2026, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Income
Net income was $10.2 million for the three months ended June 30, 2026 as compared to net income of $21.4 million for the three months ended June 30, 2025. Gross profit increased in the current period primarily due to higher sales volumes and modest pricing improvements, which was offset by the increase in cost of goods sold associated with those volumes. Our income tax expense (benefit) further contributed to the difference in net income between the current and prior year periods.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes our revenue and expenses for the periods indicated.

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$206,337	$149,054	$57,283	38%
SmartSystems revenue	1,824	2,274	(450)	(20)%
Total revenue	208,161	151,328	56,833	38%
Cost of goods sold:
Sand cost of goods sold	179,703	137,331	42,372	31%
SmartSystems cost of goods sold	2,525	2,268	257	11%
Total cost of goods sold	182,228	139,599	42,629	31%
Gross profit	25,933	11,729	14,204	121%
Operating expenses:
Selling, general and administrative	20,091	18,353	1,738	9%
Depreciation and amortization	1,121	1,223	(102)	(8)%
Gain on disposal of fixed assets, net	(457)	(720)	263	37%
Total operating expenses	20,755	18,856	1,899	10%
Operating income (loss)	5,178	(7,127)	12,305	173%
Other income (expenses):
Interest expense, net	(558)	(658)	100	15%
Other income	568	195	373	191%
Total other income (expenses), net	10	(463)	473	102%
Income (loss) before income tax (benefit) expense	5,188	(7,590)	12,778	168%
Income tax (benefit) expense	(1,120)	(4,755)	3,635	76%
Net income (loss)	$6,308	$(2,835)	$9,143	323%
Revenues
Revenues were $208.2 million and tons sold were approximately 3,356,000 for the six months ended June 30, 2026. Revenues for the six months ended June 30, 2025 were $151.3 million, during which time we sold approximately 2,493,000 tons of sand. The key factors contributing to the change in revenues for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 were as follows:
•Sand revenue increased to $206.3 million for the six months ended June 30, 2026 versus $149.1 million for the six months ended June 30, 2025. Total volumes increased by approximately 35% and sand pricing per ton was slightly higher in the current period.
•SmartSystems revenue was approximately $1.8 million for the six months ended June 30, 2026 compared to $2.3 million for the six months ended June 30, 2025. The decline in SmartSystems revenue was due to lower utilization of our SmartSystems fleet.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Cost of Goods Sold
Cost of goods sold was $182.2 million and $139.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in mining, production and freight costs.
Gross Profit
Gross profit was $25.9 million and $11.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The gross profit for the six months ended June 30, 2026 was higher, compared to the six months ended June 30, 2025, due primarily to higher sales volumes at slightly higher selling prices in the current period.
Operating Expenses
Selling, general and administrative expenses were $20.1 million for the six months ended June 30, 2026 compared to $18.4 million for the six months ended June 30, 2025. The increase in selling, general and administrative expenses was driven primarily by increased royalty expense associated with higher sales volumes. The gain on disposal of assets of $0.5 million for the six months ended June 30, 2026 was related to disposals of heavy equipment.
Interest Expense, net
We incurred $0.6 million and $0.7 million of net interest expense for the six months ended June 30, 2026 and June 30, 2025, respectively.
Other Income
Other income was $0.6 million and $0.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase in other income was primarily attributable to a $0.4 million equipment cost recovery related to previously incurred costs.
Income Tax (Benefit) Expense
For the six months ended June 30, 2026 and June 30, 2025, our effective tax rate was approximately (21.6)% and 62.6%, respectively. We are required to record our interim period income tax (benefit) expense in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, valuation allowance, and state taxes, among other items. The biggest driver of our income tax (benefit) expense is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax (benefit) expense calculation. We do not expect to be a payer of federal income tax in 2026 and we expect to pay an immaterial amount of state income taxes in 2026. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of June 30, 2026, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of June 30, 2026, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in liabilities, long-term, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statements of operations.
Net Income (Loss)
Net income was $6.3 million for the six months ended June 30, 2026 as compared to net loss of $2.8 million for the six months ended June 30, 2025. Net income improved in the current period primarily due to higher sales volumes partially offset

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
by an increase in cost of goods sold and operating expenses. Our income tax (benefit) expense further contributed to the difference in net income between the current and prior year periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per ton amounts)
Revenue	$115,050	$85,770	$208,161	$151,328
Cost of goods sold	95,225	76,813	182,228	139,599
Gross profit	19,825	8,957	25,933	11,729
Depreciation, depletion, and accretion of asset retirement obligations	7,282	6,827	14,363	13,633
Contribution margin	$27,107	$15,784	$40,296	$25,362
Contribution margin per ton	$14.54	$11.08	$12.01	$10.17
Total tons sold	1,864	1,424	3,356	2,493
Contribution margin was $27.1 million and $15.8 million, or $14.54 and $11.08 per ton sold, for the three months ended June 30, 2026 and 2025, respectively. Contribution margin was $40.3 million and $25.4 million, or $12.01 and $10.17 per ton sold, for the six months ended June 30, 2026 and 2025, respectively. The increase for the three and six months ended June 30,

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
2026, compared to June 30, 2025 was primarily due to increased sales volumes at slightly higher average selling prices. Incremental tons sold generated higher contribution margin and improved contribution margin per ton.

EBITDA and Adjusted EBITDA
We define EBITDA as net income, plus: (i) depreciation, depletion and amortization expense; (ii) income tax expense (benefit) and other results of operations based taxes; and (iii) interest expense. We define adjusted EBITDA as EBITDA, plus: (i) gain or loss on sale of fixed assets or discontinued operations; (ii) integration and transition costs associated with specified transactions; (iii) equity compensation; (iv) acquisition and development costs; (v) non-recurring cash charges related to restructuring, retention and other similar actions; (vi) earn-out, contingent consideration obligations; and (vii) non-cash items and unusual or non-recurring items. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:
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
We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three Months Ended June 30, 2026		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$10,168	$21,396	$6,308	$(2,835)
Depreciation, depletion and amortization	7,622	7,236	15,061	14,440
Income tax (benefit) expense and other taxes	52	(21,723)	(1,120)	(4,755)
Interest expense	378	344	773	717
EBITDA	$18,220	$7,253	$21,022	$7,567
Net gain on disposal of fixed assets	(160)	(680)	(457)	(720)
Equity compensation	722	909	1,634	1,768
Acquisition and development costs	—	—	71	—
Accretion of asset retirement obligations	289	269	577	564
Equipment cost recovery	(419)	—	(419)	—
Adjusted EBITDA	$18,652	$7,751	$22,428	$9,179

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Adjusted EBITDA was $18.7 million for the three months ended June 30, 2026 compared to $7.8 million for the three months ended June 30, 2025. Adjusted EBITDA was $22.4 million for the six months ended June 30, 2026 compared to $9.2 million for the six months ended June 30, 2025. The increase in adjusted EBITDA for the three and six months ended June 30, 2026, compared to the same period in 2025 was primarily driven by higher sales volumes of sand sold, while keeping operating expenses at relatively consistent levels.
Free Cash Flow
Free cash flow, which we define as net cash provided by operating activities less purchases of property, plant and equipment, is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors and commercial banks, to measure the liquidity of our business.
Net cash provided by operating activities is the GAAP measure most directly comparable to free cash flow. Free cash flow should not be considered an alternative to net cash provided by operating activities presented in accordance with GAAP. Because free cash flow may be defined differently by other companies in our industry, our definition of free cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. The following table presents a reconciliation of net cash provided by operating activities to free cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by operating activities	$3,413	$(5,137)	$6,456	$3,587
Purchases of property, plant and equipment	(4,768)	(2,676)	(6,969)	(6,212)
Free cash flow	$(1,355)	$(7,813)	$(513)	$(2,625)
Free cash flow was $(1.4) million for the three months ended June 30, 2026 compared to $(7.8) million for the three months ended June 30, 2025. Free cash flow was $(0.5) million for the six months ended June 30, 2026 compared to $(2.6) million for the six months ended June 30, 2025. The increase in free cash flow for the three and six months ended June 30, 2026 was primarily due to positive cash flows from operating activities due to the increased sales volume activity and higher conversion of working capital to cash offset by increased capital expenditures in the period. Higher sales volumes can create short-term working capital pressure as the cost to produce and deliver our sand are paid before our receivables are collected.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of June 30, 2026, cash on hand was $10.2 million and we had $30.0 million in undrawn availability on our FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Dividends
On July 16, 2026, our Board of Directors declared a special dividend of $0.10 per share of common stock, which will be paid on August 12, 2026 to stockholders of record at the close of business on July 28, 2026. The dividend payment will return approximately $4.2 million to shareholders.
On April 9, 2026, our Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on May 5, 2026 to stockholders of record at the close of business on April 22, 2026. The dividend payment returned approximately $3.9 million to our shareholders.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Share Repurchase Program and 10b5-1 Trading Plan
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
On May 15, 2026, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We implemented this written trading plan in connection with our New Repurchase Program. The trading plan permitted the purchase of up to a total of $2.5 million of our shares (including commissions). The number of shares of Company common stock to be purchased on any purchase day was up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. We repurchased $2.5 million of shares under this 10b5-1 Trading Plan during the three months ended June 30, 2026.
On October 3, 2024, our Board of Directors approved an eighteen-month share repurchase program under which we could purchase up to $10.0 million of our ordinary shares (the “Prior Repurchase Program”). Under the Prior Repurchase Program, we have repurchased 1,347,600 shares of our common stock for $3.6 million and the Prior Repurchase Program was completed on April 2, 2026.
Capital Requirements
We expect full year 2026 capital expenditures to be between $15.0 million and $20.0 million, excluding acquisitions, consisting primarily of capital to open new mining areas for development and efficiency projects at our Oakdale, Blair and Ottawa facilities. We expect to fund these capital expenditures with existing cash from operations, equipment financing options available to us or borrowings under the FCB ABL Credit Facility.
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of our SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of June 30, 2026 was $5.5 million. Minimum cash payments on this facility for the remainder of 2026 are anticipated to be $1.5 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of June 30, 2026 was $9.0 million. Minimum cash payments on these notes payable for the remainder of 2026 are anticipated to be $2.1 million. There were no outstanding borrowings on our FCB ABL Credit Facility as of June 30, 2026.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of June 30, 2026 were $28.7 million. Minimum cash payments on operating leases for the remainder of 2026 are anticipated to be $5.6 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 11 years.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $20.0 million as of June 30, 2026.
Contractual Obligations
As of June 30, 2026, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Customer Concentration
During the three months ended June 30, 2026, 54% of our revenues were earned from three customers. During the three months ended June 30, 2025, 39% of our revenues were earned from two customers. During the six months ended June 30, 2026, 61% of our revenues were earned from three customers. During the six months ended June 30, 2025, 54% of our revenues were earned from three customers.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2026.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the six months ended June 30, 2026 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the second quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 12 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Form 10-Q for the three and six months ended June 30, 2026.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2026, no shares were sold by the Company without registration under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 23, 2026, our Board of Directors approved the New Repurchase Plan which took effect on April 3, 2026 and will continue through April 2, 2028. The timing, manner, price, and amount of any repurchases under the New Repurchase Program will be determined at our discretion. Purchases may be effected through open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or other means. The New Repurchase Program does not obligate us to acquire any particular amount of ordinary shares and the New Repurchase Program may be modified or suspended at any time at our discretion. The following table outlines purchases of our common stock under the New Repurchase Program during the quarter ended June 30, 2026.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
April 2026	—	$—	—	$20,000,000
May 2026	—	$—	—	$20,000,000
June 2026	470,088	$5.32	470,088	$17,500,004
	470,088		470,088

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

ITEM 5.  OTHER INFORMATION
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2026.

ITEM 6.  EXHIBITS

3.1
Second Amended and Restated Certificate of Incorporation of Smart Sand, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

3.2	Second Amended and Restated Bylaws of Smart Sand, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2016)
10.1+	Smart Sand, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026)
10.2+
Form of Time-Based Vesting Restricted Stock Award and Restrictive Covenant Agreement under Smart Sand, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026)

10.3+
Form of Performance-Based Vesting Restricted Stock Award and Restrictive Covenant Agreement under Smart Sand, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026)

10.4+
Form of Time-Based and Performance-Based Vesting Restricted Stock Award and Restrictive Covenant Agreement under Smart Sand, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026)

10.5+	Smart Sand, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026)
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure Exhibit
101.INS	Extracted XBRL Instance Document - the instance document does not appear in the Interactive Data File as XBRL tags are embedded in the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Compensatory plan, contract or arrangement.
†	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Sand, Inc.

August 11, 2026	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

August 11, 2026	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)