Form 10-Q
period 2026-09-30
Smart Sand, Inc.
filed 2026-11-10
CIK 1529628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Number of shares of common stock outstanding, par value $0.001 per share, as of November 3, 2026: 43,510,220

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Smart Sand” or “Our”	Smart Sand, Inc., a company organized under the laws of Delaware, and its subsidiaries.

“shares”, “stock”	The common stock of Smart Sand, Inc., par value $0.001 per share.

“FCB ABL Credit Facility”, “FCB Credit Agreement”, “FCB Security Agreement”	The senior secured asset-based credit facility (the “FCB ABL Credit Facility”) pursuant to: (i) a credit agreement, dated as of September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto, First-Citizens Bank & Trust Company, as issuing bank, swingline lender and agent, and certain other lenders from time to time party thereto, and all amendments thereto (as amended, the “FCB Credit Agreement”); and (ii) a guarantee and collateral agreement, dated as of September 3, 2024, among the Company, the subsidiary borrowers and guarantors party thereto and First-Citizens Bank & Trust Company, as agent, and all amendments thereto (as amended, the “FCB Security Agreement”). Pursuant to an amendment, the FCB ABL Credit Facility matures on September 1, 2031.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SMART SAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$21,660	$22,551
Accounts receivable	33,786	30,519
Unbilled receivables	564	—
Inventory	39,411	31,081
Prepaid expenses and other current assets	4,598	3,991
Total current assets	100,019	88,142
Property, plant and equipment, net	217,821	223,254
Operating lease right-of-use assets	30,669	23,471
Intangible assets, net	3,697	4,292
Other assets	904	855
Total assets	$353,110	$340,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,852	$9,427
Accrued expenses and other liabilities	25,460	17,544
Deferred revenue	2,952	9,838
Current portion of long-term debt	5,788	4,366
Current portion of operating lease liabilities	10,219	8,765
Total current liabilities	55,271	49,940
Long-term debt	7,412	8,657
Long-term operating lease liabilities	20,088	14,392
Deferred tax liabilities, net	3,579	4,188
Asset retirement obligations	23,337	22,472
Other non-current liabilities	644	668
Total liabilities	110,331	100,317
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, 350,000,000 shares authorized; 49,109,095 issued and 39,107,034 outstanding at September 30, 2026; 47,805,138 issued and 38,944,619 outstanding at December 31, 2025	38	39
Treasury stock, at cost, 10,002,061 and 8,860,519 shares at September 30, 2026 and December 31, 2025, respectively	(23,021)	(17,393)
Additional paid-in capital	191,608	189,031
Retained earnings	74,207	68,073
Accumulated other comprehensive loss	(53)	(53)
Total stockholders’ equity	242,779	239,697
Total liabilities and stockholders’ equity	$353,110	$340,014

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues:
Sand revenue	$111,062	$91,643	$317,399	$240,697
SmartSystems revenue	1,235	1,137	3,059	3,411
Total revenue	112,297	92,780	320,458	244,108
Cost of goods sold:
Sand cost of goods sold	91,697	76,766	271,399	214,097
SmartSystems cost of goods sold	1,417	1,101	4,085	3,389
Total cost of goods sold	93,114	77,867	275,484	217,486
Gross profit	19,183	14,913	44,974	26,622
Operating expenses:
Selling, general and administrative	9,448	9,064	29,397	27,397
Depreciation and amortization	545	589	1,666	1,812
Gain on disposal of fixed assets, net	(11)	(110)	(468)	(830)
Total operating expenses	9,982	9,543	30,595	28,379
Operating income (loss)	9,201	5,370	14,379	(1,757)
Other income (expenses):
Interest expense, net	(298)	(320)	(856)	(978)
Other income	15	28	583	223
Total other expenses, net	(283)	(292)	(273)	(755)
Income before income tax expense (benefit)	8,918	5,078	14,106	(2,512)
Income tax expense (benefit)	566	2,076	(554)	(2,679)
Net income	$8,352	$3,002	$14,660	$167
Net income per common share:
Basic	$0.21	$0.08	$0.37	$—
Diluted	$0.20	$0.08	$0.36	$—
Weighted-average number of common shares:
Basic	39,079	38,826	39,170	39,095
Diluted	41,028	38,951	41,082	39,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$8,352	$3,002	$14,660	$167
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	—	—	4
Comprehensive income	$8,351	$3,002	$14,660	$171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Nine Months Ended September 30, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2025	38,944,619	$39	8,860,519	$(17,393)	$189,031	$68,073	$(53)	$239,697
Vesting of restricted stock	999,948	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	960	—	—	960
Employee stock purchase plan compensation	—	—	—	—	10	—	—	10
Employee stock purchase plan issuance	12,819	—	—	—	20	—	—	20
Purchase of treasury stock	(343,998)	(1)	343,998	(1,471)	—	—	—	(1,472)
Restricted stock buy back	(242,649)	(1)	242,649	(1,237)	—	—	—	(1,238)
Net loss	—	—	—	—	—	(3,860)	—	(3,860)
Balance at March 31, 2026	39,370,739	$38	9,447,166	$(20,101)	$190,021	$64,213	$(53)	234,118
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,299)	—	(4,299)
Vesting of restricted stock	78,409	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	712	—	—	712
Employee stock purchase plan compensation	—	—	—	—	9	—	—	9
Purchase of treasury stock	(470,088)	—	470,088	(2,499)	—	—	—	(2,499)
Restricted stock buy back	(20,722)	—	20,722	(113)	—	—	—	(113)
Net income	—	—	—	—	—	10,168	—	10,168
Balance at June 30, 2026	38,958,338	$38	9,937,976	$(22,713)	$190,742	$70,082	$(52)	$238,097
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,239)	—	(4,239)
Vesting of restricted stock	204,647	—	—	—	—	—	—	—
Forfeited dividends	—	—	—	—	—	12	—	12
Stock-based compensation	—	—	—	—	831	—	—	831
Employee stock purchase plan compensation	—	—	—	—	7	—	—	7
Employee stock purchase plan issuance	8,134	—	—	—	28	—	—	28
Restricted stock buy back	(64,085)	—	64,085	(308)	—	—	—	(308)
Net income	—	—	—	—	—	8,352	—	8,352
Balance at September 30, 2026	39,107,034	38	10,002,061	(23,021)	191,608	74,207	(53)	$242,779

Nine Months Ended September 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Outstanding Shares	Par Value	Shares	Amount		Retained Earnings
	(in thousands, except share amounts)
Balance at December 31, 2024	39,067,094	$39	7,577,759	$(14,671)	$185,263	$73,239	$(60)	$243,810
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Vesting of restricted stock	643,016	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	934	—	—	934
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Employee stock purchase plan issuance	14,653	—	—	—	26	—	—	26
Purchase of treasury stock	(135,196)		135,196	(305)				(305)
Restricted stock buy back	(151,386)	—	151,386	(336)	—	—	—	(336)
Net loss	—	—	—	—	—	(24,231)	—	(24,231)
Balance at March 31, 2025	39,438,181	$40	7,864,341	$(15,312)	$186,229	$49,008	$(56)	219,909
Vesting of restricted stock	89,908	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	987	—	—	987
Employee stock purchase plan compensation	—	—	—	—	6	—	—	6
Purchase of treasury stock	(854,779)	(1)	854,779	(1,761)	—	—	—	(1,762)
Restricted stock buy back	(18,890)	—	18,890	(36)	—	—	—	(36)
Net income	—	—	—	—	—	21,396	—	21,396
Balance at June 30, 2025	38,654,420	$39	8,738,010	$(17,109)	$187,222	$70,404	$(56)	240,500
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(4,354)	—	(4,354)
Forfeited dividends	—	—	—	—	—	20	—	20
Vesting of restricted stock	332,676	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	914	—	—	914
Employee stock purchase plan compensation	—	—	—	—	5	—	—	5
Employee stock purchase plan issuance	12,282	—	—	—	21	—	—	21
Purchase of treasury stock	(13,627)	—	13,627	(28)	—	—	—	(28)
Restricted stock buy back	(88,336)	—	88,336	(207)	—	—	—	(207)
Net income	—	—	—	—	—	3,002	—	3,002
Balance at September 30, 2025	38,897,415	$39	8,839,973	$(17,344)	$188,162	$69,072	$(56)	$239,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMART SAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating activities:
Net income	$14,660	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion of asset retirement obligations	22,908	21,856
Amortization of intangible assets	596	594
Net gain on disposal of fixed assets	(468)	(830)
Amortization of deferred financing cost	193	186
Provision for bad debt	13	41
Deferred income taxes	(609)	(2,582)
Stock-based compensation, net	2,503	2,835
Employee stock purchase plan compensation	26	17
Changes in assets and liabilities:
Accounts receivable	(3,280)	(3,250)
Unbilled receivables	(564)	5,311
Inventory	(8,546)	(6,556)
Prepaid expenses and other assets	(796)	(1,978)
Deferred revenue	(6,886)	(54)
Accounts payable	308	(6,974)
Accrued and other expenses	7,522	12,963
Net cash provided by operating activities	27,580	21,746
Investing activities:
Purchases of property, plant and equipment	(10,812)	(9,597)
Proceeds from disposal of assets	1	740
Net cash used in investing activities	(10,811)	(8,857)
Financing activities:
Dividend payments to stockholders	(8,158)	(3,970)
Repayments of notes payable	(3,669)	(2,584)
Proceeds from revolving credit facility	—	33,000
Repayment of revolving credit facility	—	(33,000)
Payments under finance leases	(186)	(171)
Payment of deferred financing and debt issuance costs	(67)	(10)
Employee stock purchase plan issuance	48	47
Repurchase of treasury stock from restricted stock vesting	(1,658)	(579)
Repurchase of treasury stock from Repurchase Programs	(3,970)	(2,095)
Net cash used in financing activities	(17,660)	(9,362)
Net (decrease) increase in cash and cash equivalents	(891)	3,527
Cash and cash equivalents at beginning of year	22,551	1,554
Cash and cash equivalents at end of period	$21,660	$5,081
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,417	$594
Forfeited dividends	$12	$20
Fixed assets purchased with debt	$3,998	$2,728
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
In July 2026, the Company acquired the rights to operate a transloading terminal in Williamsport, Pennsylvania. The Company expects to begin operations at this terminal in 2027.
In August 2026, the Company acquired the rights to a site in Fort St. John, British Columbia for potential future terminal development.
In June 2018, the Company acquired a manufacturer of portable vertical proppant storage solution systems which formed the basis for the Company’s SmartSystems business. Through its SmartSystems business, the Company offers various proppant storage solutions that create efficiencies, flexibility, enhanced safety and reliability for customers by providing the capability to unload, store and deliver proppant at the wellsite, as well as the ability to rapidly set up, takedown and transport the entire system.

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
Reclassifications
Certain selling, general and administrative expenses related to the SmartSystems segment have been reclassified as cost of goods sold in the prior year financial statement presentation to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income.
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
Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, and periodic output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector, along with potentially impacting the drilling and completion of new oil and natural gas wells. Recent U.S. actions in Iran and Venezuela have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services. Anticipated increasing demand for natural gas in North America to support increased liquefied natural gas (“LNG”) export capacity and power generation needs for new data center development may impact the demand for frac sand. Since demand for frac sand is tied to new well completion activity, which is impacted by current oil and natural gas demand, the Company cannot predict if frac sand prices will increase, decrease or stabilize.
The uncertainty of tariffs could also have an impact on frac sand demand. The Company’s sales into Canada and Mexico are currently exempt from tariffs. Although the Company’s sales into Canada were subject to tariffs in the beginning of 2025, a Surtax Remission Order eliminated such tariffs on the Company’s sand. For the nine months ended September 30, 2026, approximately 17% of sales went to Canada and Mexico. Should the tariff rates change, the Company anticipates that its customers would be responsible for the increased cost, which may result in customers sourcing their sand needs from other suppliers within their own countries. The Company is currently unable to estimate the effect of current or future events on its future financial position and results of operations. Therefore, the Company can give no assurances that these events will not have a material adverse effect on its financial position or results of operations.
Performance Obligations
The Company recorded $9,838 of deferred revenue on the consolidated balance sheet as of December 31, 2025, all of which has been recognized in the nine months ended September 30, 2026. As of September 30, 2026, the Company had

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
$141,475 in unsatisfied performance obligations related to contracts with customers. The Company expects to perform these obligations and recognize revenue of $61,088 and $80,387 in the remainder of 2026 and 2027, respectively.
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

NOTE 3 — Inventory
Inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw material	$844	$611
Work in progress	12,626	8,891
Finished goods	10,895	8,250
Spare parts	15,046	13,329
Total inventory	$39,411	$31,081

NOTE 4 — Property, Plant and Equipment, net
Net property, plant and equipment consisted of:

	September 30, 2026	December 31, 2025
Machinery, equipment and tooling	$53,993	$48,865
SmartSystems	33,439	32,583
Vehicles	4,418	4,261
Furniture and fixtures	1,420	1,420
Plant and buildings	226,288	223,104
Real estate properties	7,760	7,738
Railroad and sidings	36,677	36,677
Land and land improvements	40,639	40,627
Asset retirement obligations	23,454	23,454
Mineral properties	7,442	7,442
Deferred mining costs	11,238	6,757
Construction in progress	4,224	2,541
	450,992	435,469
Less: accumulated depreciation and depletion	233,171	212,215
Total property, plant and equipment, net	$217,821	$223,254
Depreciation expense was $7,369 and $6,971 for the three months ended September 30, 2026 and 2025, respectively, and $22,000 and $20,995 for the nine months ended September 30, 2026 and 2025, respectively.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 5 — Accrued and Other Expenses
Accrued and other expenses were comprised of the following:

	September 30, 2026	December 31, 2025
Employee related expenses	$2,415	$4,999
Accrued equipment expense	143	163
Accrued professional fees	786	309
Accrued royalties	3,472	3,061
Accrued freight and delivery charges	10,168	5,914
Accrued real estate tax	1,468	852
Accrued utilities	1,625	1,165
Sales tax liability	779	355
Other accrued liabilities	4,604	726
Total accrued liabilities	$25,460	$17,544

NOTE 6 — Debt
The current portion of long-term debt consists of the following:

	September 30, 2026	December 31, 2025
VFI Equipment Financing	$2,477	$2,276
Notes payable	3,207	1,847
Finance leases	104	243
Current portion of long-term debt	$5,788	$4,366

Long-term debt, net of current portion consists of the following:

	September 30, 2026	December 31, 2025
FCB ABL Credit Facility	$—	$—
VFI Equipment Financing	2,478	4,323
Notes payable	4,920	4,264
Finance leases	14	70
Long-term debt	$7,412	$8,657

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

The following summarizes the maturity of our debt:

	FCB ABL Credit Facility	VFI Equipment Financing	Notes Payable	Finance Leases	Total
Remainder of 2026	$—	$735	$1,101	$54	$1,890
2027	—	2,940	3,141	61	6,142
2028	—	1,960	2,301	7	4,268
2029	—	—	1,576	—	1,576
2030	—	—	761	—	761
2031 and thereafter	—	—	52	—	52
Total minimum payments	—	5,635	8,932	122	14,689
Amount representing interest	—	(616)	(805)	(4)	(1,425)
Amount representing unamortized lender fees		(64)			(64)
Present value of payments				118
Less: current portion	—	(2,477)	(3,207)	(104)	(5,788)
Total long-term debt	$—	$2,478	$4,920	$14	$7,412

FCB ABL Credit Facility
On September 3, 2024, the Company entered into the FCB ABL Credit Facility. The FCB ABL Credit Facility provides for non-amortizing revolving loans subject to a borrowing base comprised of eligible inventory and accounts receivable. Additionally, obligations under the FCB ABL Credit Facility are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries and secured by a first-priority security interest in certain non-real estate assets. Borrowings under the FCB ABL Credit Facility bear interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 2.75%.
On September 1, 2026, the Company entered into Amendment No. 2 (the “Amendment”) to the FCB ABL Credit Facility, which increased the aggregate revolving commitments under the facility from $30,000 to $50,000 and extended the maturity date to September 1, 2031. The Amendment also modified the borrowing base to include a $20,000 sublimit supported by the value of the Company’s Oakdale, Wisconsin facility and requires the Company to maintain a minimum excess liquidity threshold whenever the Oakdale facility portion of the borrowing base is utilized. In connection with the Amendment, the Company agreed, among other things, to a negative pledge of the Oakdale real property.
The FCB ABL Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability to incur liens or other indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, the FCB ABL Credit Facility requires the Company in certain limited circumstances to maintain a minimum fixed charge coverage ratio of 1.0. The FCB ABL Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type. The Company was compliant with all requirements of this facility.
The available borrowing amount under the FCB ABL Credit Facility as of September 30, 2026 was $50,000 and is based on the Company’s eligible accounts receivable, inventory and Oakdale facility assets. The Company had no borrowings outstanding and $50,000 available to be drawn under this facility as of September 30, 2026. There was no interest paid on borrowings under this facility for the nine months ended September 30, 2026.
VFI Equipment Financing
On June 26, 2024, the Company entered into the VFI Equipment Financing with a principal amount of $10,000. The VFI Equipment Financing is legally comprised of a Master Lease Agreement and one lease schedule. The VFI Equipment Financing is considered a lease under article 2A of the Uniform Commercial Code but is considered a financing arrangement for accounting and financial reporting purposes, and not a lease. The collateral under the VFI Equipment Financing includes the majority of the Company’s SmartSystems equipment. The VFI Equipment Financing bears interest at a fixed rate of 11.56%.

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
Notes Payable
The Company has entered into various financing arrangements, primarily to finance heavy equipment. As of September 30, 2026, these notes payable bear interest at rates between 0.00% and 8.49%. The effect of imputing interest on debt with below-market interest rates is immaterial and, therefore, has not been recorded.

NOTE 7 — Leases
Lessee
The operating and financing components of the Company’s right-of-use assets and lease liabilities on the consolidated balance sheets were as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025
Right-of-use assets
Operating	Operating right-of-use assets	$30,669	$23,471
Financing	Property, plant and equipment, net	111	298
Total right-of use assets		$30,780	$23,769

Lease liabilities
Operating	Operating lease liabilities, current and long-term portions	$30,307	$23,157
Financing	Long-term debt, current and long-term portions	118	313
Total lease liabilities		$30,425	$23,470
Operating lease costs are recorded as a single expense on the condensed consolidated statements of operations and allocated to the right-of-use assets and the related lease liabilities as depreciation expense and interest expense, respectively. Lease cost recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost
Amortization of right-of-use assets	$56	$58	$172	$174
Interest on lease liabilities	3	10	15	33
Operating lease cost	3,564	3,458	10,622	9,897
Total lease cost	$3,623	$3,526	$10,809	$10,104

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Other information related to the Company’s leasing activity for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$16	$33
Operating cash flows used for operating leases	$10,670	$11,404
Financing cash flows used for finance leases	$186	$171

Right-of-use assets obtained in exchange for new operating lease liabilities	$16,187	$11,584

Weighted average remaining lease term - finance leases	0.8 years	1.6 years
Weighted average discount rate - finance leases	8.93%	9.46%
Weighted average remaining lease term - operating leases	3.2 years	3.0 years
Weighted average discount rate - operating leases	7.88%	7.64%

Maturities of the Company’s lease liabilities as of September 30, 2026 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$2,466	$54	$2,520
2027	12,561	61	12,622
2028	9,288	7	9,295
2029	6,148	—	6,148
2030	3,113	—	3,113
Thereafter	737	—	737
Total cash lease payments	34,313	122	34,435
Less: amounts representing interest	(4,006)	(4)	(4,010)
Total lease liabilities	$30,307	$118	$30,425

NOTE 8 — Asset Retirement Obligations
The Company had a post-closure reclamation and site restoration obligation of $23,337 as of September 30, 2026. The following is a reconciliation of the total reclamation liability for asset retirement obligations.

Balance at December 31, 2025	$22,472
Accretion expense	865
Balance at September 30, 2026	$23,337

NOTE 9 — Segment Reporting
The Company has two reportable segments, Sand and SmartSystems, as of September 30, 2026. The Company evaluates its segment reporting on an ongoing basis. The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment. The chief operating decision maker (“CODM”) is Charles

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Young, the Company’s chief executive officer. The CODM regularly reviews the Company’s GAAP financial statements, as well as the non-GAAP reporting measures when considering the profit and loss of the Company and uses this information in deciding how to allocate resources.
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
During the three months ended September 30, 2026, five of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these five customers, four had revenues in the Sand segment and one had revenues in both the Sand and SmartSystems segment. The following tables present additional segment information for the three months ended September 30, 2026 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$111,062	$1,235	$112,297

Segment cost of goods sold
Logistics costs	$63,576	$—	$63,576
Production costs	21,439	—	21,439
Depreciation, depletion, and accretion of asset retirement obligations	6,682	565	7,247
Other costs (1)	—	852	852
Total cost of goods sold	$91,697	$1,417	$93,114

Gross profit	$19,365	$(182)	$19,183
Total operating expenses			9,982
Total other income, net			(283)
Income tax expense (benefit)			566
Net income			$8,352

Additions to property, plant and equipment	$4,190	$157
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the nine months ended September 30, 2026, four of the Company’s customers each accounted for more than 10% of the Company’s revenues. Of these four customers, three had revenues in the Sand segment and one had revenues in both the Sand and SmartSystems segment. The following tables present additional segment information for the nine months ended September 30, 2026 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$317,399	$3,059	$320,458

Segment cost of goods sold
Logistics costs	$181,561	$—	$181,561
Production costs	69,915	—	69,915
Depreciation, depletion, and accretion of asset retirement obligations	19,923	1,685	21,608
Other costs (1)	—	2,400	2,400
Total cost of goods sold	$271,399	$4,085	$275,484

Gross profit	$46,000	$(1,026)	$44,974
Total operating expenses			30,595
Total other income, net			(273)
Income tax expense (benefit)			(554)
Net income			$14,660

Additions to property, plant and equipment	$14,860	$265
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the three months ended September 30, 2025, two of the Company’s customers each accounted for more than 10% of the Company’s revenues. Both of these customers had revenues in the Sand segment. Sand segment revenue during the three months ended September 30, 2025 includes $4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period that were not recognizable under ASC 606 until that period. The following tables present additional segment information for the three months ended September 30, 2025 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$91,643	$1,137	$92,780

Segment cost of goods sold
Logistics costs	$50,581	$—	$50,581
Production costs	19,950	—	19,950
Depreciation, depletion, and accretion of asset retirement obligations	6,235	550	6,785
Other costs (1)	—	551	551
Total cost of goods sold	$76,766	$1,101	$77,867

Gross profit	$14,877	$36	$14,913
Total operating expenses			9,543
Total other expenses			(292)
Income tax expense (benefit)			2,076
Net income			$3,002

Additions to property, plant and equipment	$3,281	$—
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
During the nine months ended September 30, 2025, two of the Company’s customers each accounted for more than 10% of the Company’s revenues. Both of these customers had revenues in the Sand segment. Sand segment revenue during the nine months ended September 30, 2025 includes $4.4 million related to contractual charges for tons sold in excess of certain contractual thresholds in a prior period that were not recognizable under ASC 606 until that period. The following tables present additional segment information for the nine months ended September 30, 2025 and a reconciliation to amounts on the condensed consolidated statements of operations.

	Sand	SmartSystems	Total
Revenue	$240,697	$3,411	$244,108

Segment cost of goods sold
Logistics costs	$134,910	$—	$134,910
Production costs	60,420	—	60,420
Depreciation, depletion, and accretion of asset retirement obligations	18,767	1,652	20,419
Other costs (1)	—	1,737	1,737
Total cost of goods sold	$214,097	$3,389	$217,486

Gross profit	$26,600	$22	$26,622
Total operating expenses			28,379
Total other expenses			(755)
Income tax expense (benefit)			(2,679)
Net income			$167

Additions to property, plant and equipment	$9,085	$31
(1) Other costs primarily consist of labor and benefits, consumables, equipment-related costs, maintenance, utilities, and other operational support expenses.
The following table presents revenue by geographic location, based on the country in which delivery to the customer occurred for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$93,349	$73,739	$268,480	$220,375
Canada	18,948	19,041	51,978	23,733
Total Revenue	$112,297	$92,780	$320,458	$244,108

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
NOTE 10 — Earnings Per Share

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of restricted stock. Diluted net income (loss) per share of common stock is computed by dividing the net income attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of shares of restricted stock outstanding during the period calculated in accordance with the treasury stock method, although shares of restricted stock are excluded if their effect is anti-dilutive. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive were 176 and 2,492 for the three months ended September 30, 2026 and 2025, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive were 176 and 2,473 for the nine months ended September 30, 2026 and 2025, respectively. In periods with a net loss, there is no difference between basic and diluted net loss per share of common stock. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic net income per share to the weighted average common shares outstanding used in the calculation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding	39,079	38,826	39,170	39,095
Assumed conversion of restricted stock	1,949	125	1,912	255
Diluted weighted average common stock outstanding	41,028	38,951	41,082	39,350

NOTE 11 — Income Taxes
The Company calculates its interim income tax provision by estimating the annual expected effective tax rate and applying that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. For the three months ended September 30, 2026 and 2025, the effective tax rate was approximately 6.3% and 40.9%, respectively. For the nine months ended September 30, 2026 and 2025, the effective tax rate was approximately (3.9)% and 106.6%, respectively. The computation of the effective tax rate includes modifications from the statutory rate such as income tax credits, tax depletion deduction, valuation allowance and state taxes, among other items. For the three and nine months ended September 30, 2026 and 2025, the statutory tax rate was 21.0%.
The Company has recorded a liability for uncertain tax positions included in its consolidated balance sheet of $630 as of December 31, 2025. There was no material change for the nine months ended September 30, 2026.
The Company believes it will not be able to use all of its tax benefits from some of its tax deductions. Because of this, it has recorded a partial valuation allowance against those benefits, which is included in the long-term deferred tax liabilities, net on its consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company recorded a partial valuation allowance against the gross deferred tax assets on its consolidated balance sheet in the amount of $2,958 and $1,866, respectively.
The Company’s federal income tax returns subsequent to 2021 remain open to audit by taxing authorities. The Company has not been informed that its tax returns are the subject of any audit or investigation by taxing authorities.

NOTE 12 — Stock-Based Compensation
Equity Incentive Plan and Employee Stock Purchase Plan
On June 2, 2026, the Company’s stockholders approved the Smart Sand, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which replaced the Company’s Amended and Restated 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2026 Plan permits grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards to employees, non-employee directors and consultants. Subject to adjustment pursuant to the terms of the 2026 Plan, the maximum number of shares of the Company’s common stock available for issuance under the 2026

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)
Plan is 2.4 million shares, plus certain shares that remain available under, or subsequently become available from, the 2016 Plan in accordance with the terms of the 2026 Plan.
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

NOTE 13 — Concentrations
As of September 30, 2026, four customers accounted for 65% of the Company’s total accounts and unbilled receivables. As of December 31, 2025, four customers accounted for 57% of the Company’s total accounts receivable.
During the three months ended September 30, 2026, 85% of the Company’s revenues were earned from five customers. During the three months ended September 30, 2025, 58% of the Company’s revenues were earned from three customers. During the nine months ended September 30, 2026, 72% of the Company’s revenues were earned from four customers. During the nine months ended September 30, 2025, 40% of the Company’s revenues were earned from two customers.
As of September 30, 2026, two vendors accounted for 23% of the Company’s accounts payable. As of December 31, 2025, two vendors accounted for 24% of the Company’s accounts payable.
During the three months ended September 30, 2026, three vendors accounted for 51% of the Company’s cost of goods sold. During the three months ended September 30, 2025, two vendors accounted for 27% of the Company’s cost of goods sold. During the nine months ended September 30, 2026, three vendors accounted for 49% of the Company’s cost of goods sold. During the nine months ended September 30, 2025, two vendors accounted for 31% of the Company’s cost of goods sold.
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
Bonds
The Company has performance bonds with various public and private entities regarding reclamation, permitting and maintenance of public roadways. Total aggregate principal amount of performance bonds outstanding as of September 30, 2026 was $19,959.

SMART SAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except per share data)
(UNAUDITED)

NOTE 15 — Subsequent Events
Dividend Declaration
On November 5, 2026, the Company’s Board of Directors declared a special dividend of $0.05 per share of common stock, which will be paid on November 30, 2026 to stockholders of record at the close of business on November 18, 2026. The dividend payment will return approximately $2,176 to the Company’s stockholders.

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
We incorporated in Delaware in July 2011 and began operations at our Oakdale, Wisconsin facility with 1.1 million tons of annual processing capacity in July 2012. After several expansions, our current annual processing capacity at our Oakdale facility, which has access to both the Canadian Pacific and Union Pacific rail networks, is approximately 5.5 million tons. In 2020, we acquired our Ottawa, Illinois mine and processing facility, which has an annual processing capacity of approximately 1.6 million tons and access to the Burlington Northern Santa Fe rail network. In March 2022, we acquired our Blair, Wisconsin mine and processing facility, which has approximately 2.9 million tons of annual processing capacity and contains an onsite, unit train capable rail terminal with access to the Class I Canadian National Railway. In total, we have annual processing capacity of approximately 10.0 million tons across all of our active operating facilities.
We directly control six in-basin transloading facilities and have access to third party transloading terminals in substantially all operating basins. These terminals allow us to offer more efficient and sustainable delivery options to our customers. We operate a unit train capable transloading terminal in Van Hook, North Dakota to service the Bakken Formation in the Williston Basin. We also serve the Appalachian Basin through three company-controlled terminals. In January 2022, we began operations at a unit train capable transloading terminal in Waynesburg, Pennsylvania, which we expanded in 2023. In July and August 2024, we began operations at terminals in Minerva, Ohio and Dennison, Ohio, respectively. In September 2025, we completed the expansion of our terminal in Dennison, Ohio. In July 2026, we acquired the right to operate a terminal in Williamsport, Pennsylvania and expect to begin operations at this terminal in 2027. In August 2026, we acquired the rights to a site in Fort St. John, British Columbia for potential future terminal development. We also have rights to use a rail terminal located in El Reno, Oklahoma. Additionally, we have long-standing relationships with third party terminal operators that allow us access to substantially all oil and natural gas exploration production basins of North America.
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
Market Trends
Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future. Events such as the ongoing conflicts in Ukraine and the Middle East, rapidly changing trade policies between the United States and other countries, the management of strategic petroleum reserves in various countries, and periodic output changes by the Organization of the Petroleum Exporting Countries may affect oil and natural gas prices and create volatility in the oilfield service sector. U.S. actions in Iran and Venezuela have added uncertainty to global crude supply, pricing and market dynamics, which may indirectly affect demand for frac sand and related services. Anticipated increasing demand for natural gas in North America to support increased liquefied natural gas (“LNG”) export capacity and power generation needs for new data center development may also impact the demand for frac sand.
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
During 2026, we experienced an increase in the volume of sand sold as customers increased their activity. There have also been modest sand pricing improvements over the periods presented as the supply relative to the increasing demand for Northern White sand continues to tighten. We believe the demand for frac sand will continue to increase, driven by long-term demand for natural gas in North America and continued efforts by oil and natural gas producers to increase the efficiency of

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
well completions and the increased production per well completed, which is leading to increased volume of sand per linear foot of lateral well. Frac sand demand may also increase over the next five years due to higher levels of drilling and completion of natural gas wells to supply natural gas for increased export capacity of LNG and increased power demand for data centers. North American LNG export capacity is currently expected to grow by over 50% by 2030. Artificial intelligence (“AI”) facilities are being planned in various locations across North America, including near the Marcellus region. Developers of AI facilities are looking for locations near existing natural gas wells, water, infrastructure and labor to be able to directly source some of their power supply needs.
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

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

GAAP Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table summarizes our revenue and expenses for the periods indicated.

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$111,062	$91,643	$19,419	21%
SmartSystems revenue	1,235	1,137	98	9%
Total revenue	112,297	92,780	19,517	21%
Cost of goods sold:
Sand cost of goods sold	91,697	76,766	14,931	19%
SmartSystems cost of goods sold	1,417	1,101	316	29%
Total cost of goods sold	93,114	77,867	15,247	20%
Gross profit	19,183	14,913	4,270	29%
Operating expenses:
Selling, general and administrative	9,448	9,064	384	4%
Depreciation and amortization	545	589	(44)	(7)%
Gain on disposal of fixed assets, net	(11)	(110)	99	90%
Total operating expenses	9,982	9,543	439	5%
Operating income (loss)	9,201	5,370	3,831	71%
Other income (expenses):
Interest expense, net	(298)	(320)	22	7%
Other income	15	28	(13)	(46)%
Total other expenses, net	(283)	(292)	9	3%
Income before income tax expense (benefit)	8,918	5,078	3,840	76%
Income tax expense	566	2,076	(1,510)	(73)%
Net income	$8,352	$3,002	$5,350	178%
Revenues
Revenues were $112.3 million and tons sold were approximately 1,783,000 for the three months ended September 30, 2026. Revenues for the three months ended September 30, 2025 were $92.8 million, during which time we sold approximately 1,472,000 tons of sand. Revenues for the three months ended September 30, 2025 also included $4.4 million of contractual charges for tons sold in excess of certain contractual thresholds in a prior period that were not recognizable under ASC 606 until that period, which did not recur during the three months ended September 30, 2026. The key factors contributing to the increase of $19.5 million in revenues for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were an approximate 21% increase in total sales volumes and slightly higher sand pricing. Higher sales volumes were driven by increased frac sand demand associated with growing natural gas demand to support increased LNG export capacity.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Cost of Goods Sold
Cost of goods sold was $93.1 million and $77.9 million for the three months ended September 30, 2026 and 2025, respectively. The increase in cost of goods sold for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to higher volumes sold in the current period and the related increase in mining, production and freight costs.
Gross Profit
Gross profit was $19.2 million for the three months ended September 30, 2026, compared to $14.9 million for the three months ended September 30, 2025. The increase in profitability for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to higher sales volumes.
Operating Expenses
Selling, general and administrative expenses increased to $9.4 million for the three months ended September 30, 2026 compared to $9.1 million for the three months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily due to higher royalty expense associated with higher sales volumes and increased legal and accounting fees for the three months ended September 30, 2026.
Interest Expense, net
We incurred $0.3 million and $0.3 million of net interest expense for the three months ended September 30, 2026 and 2025, respectively.
Income Tax Expense
For the three months ended September 30, 2026 and 2025, our effective tax rate was approximately 6.3% and 40.9%, respectively. We are required to record our interim period income tax expense in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, valuation allowance, and state taxes, among other items. The biggest driver of our income tax expense is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax expense calculation. We do not expect to be a payer of federal income tax in 2026 and we expect to pay an immaterial amount of state income taxes in 2026. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of September 30, 2026, we have recorded a liability for uncertain tax positions included in our balance sheet, related to our depletion deduction methodology. As of September 30, 2026, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in deferred tax liabilities, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statement of operations.
Net Income
Net income was $8.4 million for the three months ended September 30, 2026 as compared to net income of $3.0 million for the three months ended September 30, 2025. Gross profit increased in the current period primarily due to higher sales volumes and modest pricing improvements, which was offset by the increase in cost of goods sold associated with those volumes. Our lower income tax expense for the three months ended September 30, 2026 compared with the same period in 2025 further contributed to the increase in net income between the periods.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes our revenue and expenses for the periods indicated.

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands)
Revenues:
Sand revenue	$317,399	$240,697	$76,702	32%
SmartSystems revenue	3,059	3,411	(352)	(10)%
Total revenue	320,458	244,108	76,350	31%
Cost of goods sold:
Sand cost of goods sold	271,399	214,097	57,302	27%
SmartSystems cost of goods sold	4,085	3,389	696	21%
Total cost of goods sold	275,484	217,486	57,998	27%
Gross profit	44,974	26,622	18,352	69%
Operating expenses:
Selling, general and administrative	29,397	27,397	2,000	7%
Depreciation and amortization	1,666	1,812	(146)	(8)%
Gain on disposal of fixed assets, net	(468)	(830)	362	44%
Total operating expenses	30,595	28,379	2,216	8%
Operating income (loss)	14,379	(1,757)	16,136	918%
Other income (expenses):
Interest expense, net	(856)	(978)	122	12%
Other income	583	223	360	161%
Total other expenses, net	(273)	(755)	482	64%
Income (loss) before income tax (benefit) expense	14,106	(2,512)	16,618	662%
Income tax benefit	(554)	(2,679)	2,125	79%
Net income	$14,660	$167	$14,493	8,678%
Revenues
Revenues were $320.5 million and tons sold were approximately 5,139,000 for the nine months ended September 30, 2026. Revenues for the nine months ended September 30, 2025 were $244.1 million, during which time we sold approximately 3,965,000 tons of sand. Revenues for the nine months ended September 30, 2025 also included $4.4 million of contractual charges for tons sold in excess of certain contractual thresholds in a prior period that were not recognizable under ASC 606 until that period, which did not recur during the nine months ended September 30, 2026. Revenues for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 were higher primarily due to a 30% increase in sales volumes and sand pricing that was slightly higher in the current period. The increase in sales volumes was driven by higher frac sand demand associated with increased natural gas demand to support increased LNG export capacity.
Cost of Goods Sold
Cost of goods sold was $275.5 million and $217.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase was primarily due to higher volumes sold in the current period and the related increase in mining, production and freight costs.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Gross Profit
Gross profit was $45.0 million and $26.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The gross profit for the nine months ended September 30, 2026 was higher, compared to the nine months ended September 30, 2025, due primarily to higher sales volumes at slightly higher selling prices.
Operating Expenses
Selling, general and administrative expenses were $29.4 million for the nine months ended September 30, 2026 compared to $27.4 million for the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was driven primarily by increased royalty expense associated with higher sales volumes and increased legal and accounting fees. The gain on disposal of assets of $0.5 million for the nine months ended September 30, 2026 was related to disposals of heavy equipment.
Interest Expense, net
We incurred $0.9 million and $1.0 million of net interest expense for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Other Income
Other income was $0.6 million and $0.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase in other income was primarily attributable to a $0.4 million equipment cost recovery related to previously incurred costs.
Income Tax Benefit
For the nine months ended September 30, 2026 and September 30, 2025, our effective tax rate was approximately (3.9)% and 106.6%, respectively. We are required to record our interim period income tax benefit in accordance with GAAP, which requires that we estimate our full year effective tax rate and apply that rate to the net income for the period. Our effective tax rate includes modifications from the statutory rate for items such as income tax credits, tax depletion deduction, valuation allowance, and state taxes, among other items. The biggest driver of our income tax benefit is our depletion deduction calculation, which is not directly related to the net income of our Company. This tax deduction has an equally large effect on our income tax rate, which is the basis for the quarterly income tax benefit calculation. We do not expect to be a payer of federal income tax in 2026 and we expect to pay an immaterial amount of state income taxes in 2026. Because of the difference between income tax recorded on a GAAP basis and the cash taxes we expect to pay, we use additional non-GAAP performance measures of contribution margin, adjusted EBITDA, and free cash flow to evaluate our results of operations.
As of September 30, 2026, we have recorded a liability for uncertain tax positions included on our balance sheet, related to our depletion deduction methodology. As of September 30, 2026, we determined that it is more likely than not that we will not be able to fully realize the benefits of certain existing deductible temporary differences and have recorded a partial valuation allowance against the gross deferred tax assets, which is included in deferred tax liabilities, net on our balance sheet, and a corresponding increase to the income tax expense on our condensed consolidated statements of operations.
Net Income
Net income was $14.7 million for the nine months ended September 30, 2026 as compared to net income of $0.2 million for the nine months ended September 30, 2025. Net income improved in the current period primarily due to higher sales volumes partially offset by an increase in cost of goods sold and operating expenses. Our income tax benefit further contributed to the difference in net income between the current and prior year periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per ton amounts)
Revenue	$112,297	$92,780	$320,458	$244,108
Cost of goods sold	93,114	77,867	275,484	217,486
Gross profit	19,183	14,913	44,974	26,622
Depreciation, depletion, and accretion of asset retirement obligations	7,247	6,786	21,608	20,419
Contribution margin	$26,430	$21,699	$66,582	$47,041
Contribution margin per ton	$14.82	$14.74	$12.96	$11.86
Total tons sold	1,783	1,472	5,139	3,965
Contribution margin was $26.4 million and $21.7 million, or $14.82 and $14.74 per ton sold, for the three months ended September 30, 2026 and 2025, respectively. Contribution margin was $66.6 million and $47.0 million, or $12.96 and $11.86 per ton sold, for the nine months ended September 30, 2026 and 2025, respectively. The increase for the three and nine months ended September 30, 2026, compared to September 30, 2025 was primarily due to increased sales volumes at slightly higher average selling prices. Incremental tons sold generated higher contribution margin and improved contribution margin per ton as fixed costs were spread over the higher tons sold.

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
We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$8,352	$3,002	$14,660	$167
Depreciation, depletion and amortization	7,579	7,179	22,639	21,619
Income tax expense (benefit) and other taxes	566	2,076	(554)	(2,679)
Interest expense	387	364	1,160	1,081
EBITDA	$16,884	$12,621	$37,905	$20,188
Net gain on disposal of fixed assets	(11)	(110)	(468)	(830)
Equity compensation	796	834	2,431	2,602
Acquisition and development costs	—	—	71	—
Cash charges related to restructuring and retention of employees	—	—	—	33
Accretion of asset retirement obligations	289	269	865	832
Equipment cost recovery	—	—	(419)	—
Adjusted EBITDA	$17,958	$13,614	$40,385	$22,825

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Adjusted EBITDA was $18.0 million for the three months ended September 30, 2026 compared to $13.6 million for the three months ended September 30, 2025. Adjusted EBITDA was $40.4 million for the nine months ended September 30, 2026 compared to $22.8 million for the nine months ended September 30, 2025. The increase in Adjusted EBITDA for the three and nine months ended September 30, 2026, compared to the same period in 2025 was primarily driven by higher sales volumes of sand sold at slightly improved sand pricing, while keeping operating expenses at relatively consistent levels.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by operating activities	$21,124	$18,159	$27,580	$21,746
Purchases of property, plant and equipment	(3,843)	(3,385)	(10,812)	(9,597)
Free cash flow	$17,281	$14,774	$16,768	$12,149
Free cash flow was $17.3 million for the three months ended September 30, 2026 compared to $14.8 million for the three months ended September 30, 2025. Free cash flow was $16.8 million for the nine months ended September 30, 2026 compared to $12.1 million for the nine months ended September 30, 2025. The increase in free cash flow for the three and nine months ended September 30, 2026 was primarily due to positive cash flows from operating activities due to the increased sales volume activity and higher conversion of working capital to cash offset by increased capital expenditures in the period.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and availability under our FCB ABL Credit Facility and other equipment financing sources. As of September 30, 2026, cash on hand was $21.7 million and we had $50.0 million in undrawn availability on our FCB ABL Credit Facility.
Based on our balance sheet, cash flows, current market conditions, and information available to us at this time, we believe that we have sufficient liquidity and other available capital resources, to meet our cash needs for the next twelve months.
Material Cash Requirements
Dividends
On November 5, 2026, our Board of Directors declared a special dividend of $0.05 per share of common stock, which will be paid on November 30, 2026 to shareholders of record at the close of business on November 18, 2026. The dividend payment will return approximately $2.2 million to shareholders.
On July 16, 2026, our Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on August 12, 2026 to shareholders of record at the close of business on July 28, 2026. The dividend payment returned approximately $4.2 million to shareholders.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
On April 9, 2026, our Board of Directors declared a special dividend of $0.10 per share of common stock, which was paid on May 5, 2026 to shareholders of record at the close of business on April 22, 2026. The dividend payment returned approximately $3.9 million to shareholders.
Share Repurchase Programs
On February 23, 2026, our Board of Directors approved a two-year share repurchase program under which we may purchase up to $20.0 million of our common stock (the “New Repurchase Program”). The New Repurchase Program went into effect on April 3, 2026 upon the expiration of our previous share repurchase program and will continue through April 2, 2028. Pursuant to the New Repurchase Program, we may repurchase our shares of common stock from time to time, in amounts, at prices and at such times as management deems appropriate, subject to market conditions and other considerations. Management may make repurchases in the open market, privately negotiated transactions, accelerated repurchase programs or structured share repurchase programs. The New Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The New Repurchase Program does not obligate us to acquire any particular amount of shares of common stock, and the New Repurchase Program may be modified or suspended at any time at our discretion. Under the New Repurchase Program, we have repurchased 470,088 shares of our common stock for $2.5 million.
On October 3, 2024, our Board of Directors approved an eighteen-month share repurchase program under which we could purchase up to $10.0 million of our shares of common stock (the “Prior Repurchase Program”). Under the Prior Repurchase Program, we repurchased 1,347,600 shares of our common stock for $3.6 million and the Prior Repurchase Program was completed on April 2, 2026.
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
Indebtedness
Our debt facilities include the VFI Equipment Financing, various notes payable and our FCB ABL Credit Facility. Our VFI Equipment Financing is secured by a substantial portion of our SmartSystems equipment. The outstanding balance under the VFI Equipment Financing as of September 30, 2026 was $5.0 million. Minimum cash payments on this facility for the remainder of 2026 are anticipated to be $0.7 million. Our various notes payable are primarily secured by heavy equipment. Total debt under these notes payable as of September 30, 2026 was $8.1 million. Minimum cash payments on these notes payable for the remainder of 2026 are anticipated to be $1.1 million. On September 1, 2026, we entered into Amendment No. 2 to the FCB ABL Credit Facility, which increased the aggregate revolving commitments under the facility from $30,000 to $50,000 and extended the maturity date to September 1, 2031. There were no outstanding borrowings on our FCB ABL Credit Facility as of September 30, 2026.
Operating Leases
We use leases primarily to procure certain office space, railcars and heavy equipment as part of our operations. The majority of our lease payments are fixed and determinable. Our operating lease liabilities as of September 30, 2026 were $30.3 million. Minimum cash payments on operating leases for the remainder of 2026 are anticipated to be $2.5 million.
Mineral Rights Property
The Company is obligated under certain contracts for minimum payments for the right to use land for extractive activities. The annual minimum payments under these contracts are approximately $2.5 million per year in the aggregate for the next 11 years.

SMART SAND, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Off-Balance Sheet Arrangements
We had outstanding performance bonds of $20.0 million as of September 30, 2026.
Contractual Obligations
As of September 30, 2026, we had contractual obligations for the FCB ABL Credit Facility, VFI Equipment Financing, notes payable, operating and finance leases, delivery of sand, royalties and similar minimum payments for the rights to mine land, capital expenditures, asset retirement obligations, and other commitments to municipalities for maintenance.
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
Customer Concentration
During the three months ended September 30, 2026, 85% of our revenues were earned from five customers. During the three months ended September 30, 2025, 58% of our revenues were earned from three customers. During the nine months ended September 30, 2026, 72% of our revenues were earned from four customers. During the nine months ended September 30, 2025, 40% of our revenues were earned from two customers.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2026.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the nine months ended September 30, 2026 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the third quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1. Note 14 - Commitments and Contingencies - Litigation of the notes to the condensed consolidated financial statements in this Report for the three and nine months ended September 30, 2026.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2026, no shares were sold by the Company without registration under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 23, 2026, our Board of Directors approved the New Repurchase Program which took effect on April 3, 2026 and will continue through April 2, 2028. The timing, manner, price, and amount of any repurchases under the New Repurchase Program will be determined at our discretion. Purchases may be effected through open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or other means. The New Repurchase Program does not obligate us to acquire any particular amount of shares of common stock and the New Repurchase Program may be modified or suspended at any time at our discretion. The following table outlines purchases of our common stock under the New Repurchase Program during the quarter ended September 30, 2026.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
July 2026	—	$—	—	$17,500,004
August 2026	—	$—	—	$17,500,004
September 2026	—	$—	—	$17,500,004
	—		—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
We are committed to maintaining a culture that prioritizes mine safety. We believe that our commitment to safety, the environment and the communities in which we operate is critical to the success of our business. Our sand mining operations are subject to mining safety regulation. The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing frac sand mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.
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

ITEM 5.  OTHER INFORMATION
On September 10, 2026, Lee E. Beckelman, the Company's Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement provides for the sale of up to 150,000 shares of the Company's common stock through December 31, 2027.
Other than as described above, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2026.

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
10.1+
Employment Agreement, dated August 10, 2026, by and between Smart Sand, Inc. and Lee Beckelman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2026)

10.2*+	Omnibus Amendment to Restricted Stock Award Agreements, dated August 10, 2026, by and between Smart Sand, Inc. and Lee Beckelman
10.3
Amendment No. 2 to Credit Agreement, dated September 1, 2026, by and among the Company, the subsidiary borrowers and guarantors party thereto, the lenders party thereto, and First-Citizens Bank & Trust Company, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2026)

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

Smart Sand, Inc.

November 10, 2026	By:	/s/ Lee E. Beckelman
Lee E. Beckelman, Chief Financial Officer
(Principal Financial Officer)

Smart Sand, Inc.

November 10, 2026	By:	/s/ Christopher M. Green
Christopher M. Green, Vice President of Accounting
(Principal Accounting Officer)